Form 10-Q
period 1998-03-31
COMPX INTERNATIONAL INC
filed 1998-05-12
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1998        COMMISSION FILE NUMBER 1-13905





                           COMPX INTERNATIONAL INC.

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             57-0981653

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


              200 Old Mill Road, Mauldin, South Carolina  29662

              (Address of principal executive offices)    (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (864) 297-6655





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES         NO  X



NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING ON MAY 5, 1998: 6,144,880.

                     COMPX INTERNATIONAL INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1997
          and March 31, 1998                               3-4

         Consolidated Statements of Income -
          Three months ended March 31, 1997 and 1998        5

         Consolidated Statements of Comprehensive Income -
          Three months ended March 31, 1997 and 1998        6

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1998                 7

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1998        8-9

         Notes to Consolidated Financial Statements        10-14

  Item 2. Management's Discussion and Analysis of Financial

           Condition and Results of Operations.            15-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                 18

                     COMPX INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31,    MARCH 31,
                                               1997          1998

Current assets:
  Cash and cash equivalents                  $19,187     $ 43,604
  Accounts receivable                         14,573       18,378
  Receivable from affiliate                     -             770
  Inventories                                 11,073       15,851
  Prepaid expenses                               161          439
  Deferred income taxes                          438          578


      Total current assets                    45,432       79,620


Other assets:
  Intangible assets                               66       23,061
  Deferred income taxes                          133         -
  Other                                         -             217


      Total other assets                         199       23,278


Property and equipment:
  Land                                           383          886
  Buildings                                    8,194       10,114
  Equipment                                   24,343       31,662
  Construction in progress                       707        2,788

                                              33,627       45,450

  Less accumulated depreciation               15,464       16,146


      Net property and equipment              18,163       29,304


                                             $63,794     $132,202




                     COMPX INTERNATIONAL INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY       DECEMBER 31,   MARCH 31,
(DEFICIT)                                      1997          1998

Current liabilities:
  Demand note payable to affiliate           $50,000     $   -
  Current maturities of long-term debt           113          480
  Accounts payable and accrued liabilities    11,427       14,022
  Payable to affiliates                          331           52
  Income taxes                                 2,559        1,125


      Total current liabilities               64,430       15,679


Noncurrent liabilities:
  Long-term debt                                 262          261
  Deferred income taxes                          115        2,581
  Other                                          150          471


      Total noncurrent liabilities               527        3,313


Minority interest                               -             122


Stockholders' equity:
  Preferred stock                                -           -
  Class A common stock                           -             61
  Class B common stock                           100          100
  Additional paid-in capital                   4,412      118,027
  Accumulated deficit                         (4,596)      (4,230)

  Currency translation adjustment             (1,079)        (870)


      Total stockholders' equity (deficit)    (1,163)     113,088


                                             $63,794     $132,202











Commitments and contingencies (Note 1)

                     COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997       1998

Revenues and other income:
  Net sales                                    $25,829    $32,129
  Other, net                                       121        497


                                                25,950     32,626


Costs and expenses:
  Cost of sales                                 17,023     21,393
  Selling, general and administrative            2,890      6,913
  Interest                                           9        736


                                                19,922     29,042


    Income before income taxes and minority      6,028      3,584
interest

Provision for income taxes                       2,359      1,434


    Income before minority interest              3,669      2,150

Minority interest                                 -           (16)


    Net income                                 $ 3,669    $ 2,166



Basic and diluted earnings per common share    $   .37    $   .18



Shares used in the calculation of earnings
 per common share:
  Basic earnings per common share               10,000     11,775
  Dilutive impact of outstanding stock            -            22
options

  Diluted earnings per common share             10,000     11,797








                            COMPX INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997        1998

Net income                                      $3,669    $2,166


Other comprehensive income -


  Currency translation adjustment:

    Pre-tax amount                                (102)      322
    Less income taxes (benefit)                    (36)      113


    Total other comprehensive income               (66)      209


      Comprehensive income                      $3,603    $2,375







                  COMPX INTERNATIONAL INC.

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             THREE MONTHS ENDED MARCH 31, 1998

                       (IN THOUSANDS)



                                                    ADDITIONAL
                                                      PAID-IN
                                   COMMON STOCK
                                                      CAPITAL
                                CLASS A    CLASS B

Balance at December 31, 1997     $ -      $100     $  4,412

Net income                         -        -           -
Other comprehensive income         -        -          -
Issuance of common stock:

  Initial public offering          60       -       110,318
  Management shares                 1       -         3,297
Dividends paid                     -        -          -


Balance at March 31, 1998         $61     $100     $118,027









                  COMPX INTERNATIONAL INC.

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             THREE MONTHS ENDED MARCH 31, 1998

                       (IN THOUSANDS)



                                              CURRENCY         TOTAL
                                 ACCUMULATED TRANSLATION   STOCKHOLDERS'
                                   DEFICIT    ADJUSTMENT  EQUITY (DEFICIT)

Balance at December 31, 1997     $(4,596)     $(1,079)        $ (1,163)

Net income                         2,166         -               2,166
Other comprehensive income          -             209              209
Issuance of common stock:

  Initial public offering           -            -             110,378
  Management shares                 -            -               3,298
Dividends paid                    (1,800)


Balance at March 31, 1998        $(4,230)     $  (870)        $113,088







                     COMPX INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997       1998

Cash flows from operating activities:
  Net income                                  $ 3,669   $  2,166
  Depreciation, depletion and amortization        772        958
  Deferred income taxes                            89         93
  Noncash stock award of Management Shares       -         3,298
  Other, net                                       57       (151)

                                                4,587      6,364

  Change in assets and liabilities:
    Accounts receivable                        (1,746)    (1,426)
    Inventories                                    87       (438)
    Accounts payable and accrued liabilities      469     (1,119)
    Accounts with affiliates                      524     (1,049)
    Income taxes                                 (548)    (1,636)
    Other, net                                     75       (353)


        Net cash provided by operating          3,448        343
activities


Cash flows from investing activities:
  Capital expenditures                           (558)    (1,559)
  Fort Lock Acquisition                          -       (33,053)
  Other, net                                     -           275

        Net cash used by investing activitie     (558)   (34,337)


Cash flows from financing activities:
  Repayment of demand note to Valcor             -       (50,000)
  Repayments of other indebtedness                (38)      (112)
  Deferred financing costs paid                  -          (220)
  Dividends                                    (1,500)    (1,800)
  Issuance of common stock                       -       110,378


        Net cash provided (used) by financin
         activities
                                               (1,538)    58,246


Net increase in cash and cash equivalents     $ 1,352   $ 24,252





                            COMPX INTERNATIONAL INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997        1998

Cash and cash equivalents:
  Net changes from operating, investing
   and financing activities                    $1,352     $24,252
  Currency translation                            (62)        165

                                                1,290      24,417

  Balance at beginning of period                8,550      19,187


  Balance at end of period                     $9,840     $43,604





Supplemental disclosures:


  Cash paid for:

    Interest                                  $     9     $   897
    Income taxes                                2,289       3,914



Net assets consolidated - Fort Lock:

  Acquisition:

    Cash and cash equivalents                 $  -        $  -
    Goodwill and other intangibles               -         23,080
    Other non-cash assets                        -         17,782
    Liabilities                                  -         (7,809)


    Cash paid                                 $  -        $33,053








                     COMPX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998 and the consolidated statements of income, comprehensive income, cash flows and stockholders' equity (deficit) for the interim periods ended March 31, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 included in the Pre-effective Amendment No. 2 to Form S-1 of the Company filed with the Securities and Exchange Commission on March 6, 1998.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

    The Company is a manufacturer of ergonomic computer support systems, precision ball bearing slides and cabinet locks for furniture and other markets.

The Company is a 62%-owned subsidiary of Valcor, Inc., which is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI).

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                               1997        1998

                                                 (IN THOUSANDS)
Net sales                                     $25,829     $32,129



Operating income                              $ 6,266     $ 4,320
General corporate items, net                     (229)       -
Interest expense                                   (9)       (736)


    Income before income taxes                $ 6,028     $ 3,584







NOTE 3 -     INVENTORIES:

                                            DECEMBER 31,   MARCH 31,
                                                1997          1998

                                                 (IN THOUSANDS)
Raw materials                                $ 2,057       $ 5,465
Work in process                                5,193         6,188
Finished products                              3,775         4,151
Supplies                                          48            47


                                             $11,073       $15,851






NOTE 4 - INTANGIBLE ASSETS:

                                           DECEMBER 31,   MARCH 31,
                                                1997         1998

                                                 (IN THOUSANDS)
Intangible assets:
  Goodwill                                   $  -         $19,880
  Other                                           66        3,181



                                             $    66      $23,061






    Goodwill, representing the excess of the purchase price over the estimated fair value of underlying net assets acquired in the Fort Lock Acquisition, is being amortized by the straight-line method over 20 years. Other intangible assets consist primarily of the estimated fair value of certain patents acquired in the Fort Lock Acquisition and are being amortized by the straight-line method over the average remaining lives of 15 years.

NOTE 5 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                           DECEMBER 31,    MARCH 31,
                                               1997          1998

                                                 (IN THOUSANDS)
Accounts payable                             $ 5,497      $ 7,517
Accrued liabilities:
  Employee benefits                            3,490        3,310
  Insurance                                      633          750
  Royalties                                      447           39
  Taxes other than income taxes                  175          302
  Other                                        1,185        2,104


                                             $11,427      $14,022







NOTE 6 - PROVISION FOR INCOME TAXES:

                                                THREE MONTHS ENDED
                                                     MARCH 31,

                                                 1997       1998

                                                   (IN THOUSANDS)
Expected tax expense                            $2,110   $1,254
Incremental tax on non-U.S. earnings               144       59
State income taxes and other, net                  105      121



                                                $2,359   $1,434








NOTE 7 - LONG-TERM DEBT AND LOANS FROM VALCOR:

     On December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of a $50 million demand note payable (the "Valcor Note"). The Valcor Note was unsecured and bore interest at a fixed rate of 6%. Interest expense related to the Valcor Note was $460,000 in 1998. The Valcor Note was repaid on February 26, 1998 as discussed below.

     On February 26, 1998, the Company entered into a new $100 million revolving credit facility (the "Revolving Senior Credit Facility"). The Revolving Senior Credit Facility is an unsecured five-year revolving facility. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. On February 26, 1998, the Company utilized borrowings under the Revolving Senior Credit Facility to repay fully the Valcor Note. Borrowings under the Revolving Senior Credit Facility (nil outstanding at March 31, 1998) were repaid with a portion of the net proceeds of the Company's initial public offering discussed in Note 9.

     The Revolving Senior Credit Facility matures in 2003. Borrowings of up to $100 million are available under the Revolving Senior Credit Facility subject to limitation with respect to compliance with certain coverage ratios and covenants. At March 31, 1998, $100 million was available for borrowing under this facility. The Revolving Senior Credit Facility has no required principal amortization payments prior to maturity absent noncompliance with certain covenants and conditions of the agreement. Amounts drawn under the Revolving Senior Credit Facility will bear interest at the Eurodollar Rate plus between
17.5 and 90.0 basis points depending on certain coverage ratios for the most recent prior four quarter period.

     The Revolving Senior Credit Facility contains certain covenants and restrictions customary in lending transactions of this type, including restrictions on the payment of dividends and requirements to maintain specified levels of Consolidated Net Worth (as defined).

NOTE 8 - ACQUISITION:

     On March 3, 1998, the Company completed the acquisition of the Fort Lock Corporation for an aggregate purchase price of approximately $33 million (the "Fort Lock Acquisition"). Fort Lock, a vertically integrated manufacturer of highly engineered mechanical locks for a diverse customer base of original equipment manufacturers and locksmith distributors, is headquartered in River Grove, Illinois. Funding for the Fort Lock Acquisition was provided by cash on hand and $25 million of borrowings under the Revolving Senior Credit Facility discussed above.

     The aggregate purchase price is subject to possible reduction pending the completion of a post closing audit and the outcome of certain contingencies for which the Company has been indemnified by the sellers.

     The Company accounted for the Fort Lock Acquisition by the purchase method of accounting and, accordingly, Fort Lock's results of operations and cash flows are included in the Company's consolidated financial statements subsequent to the Fort Lock Acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed of Fort Lock based upon preliminary estimated fair values. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired.

     Assuming the Fort Lock Acquisition occurred as of January 1, 1997, the Company's pro forma net sales would have been $32.4 million and $36.8 million,

net income would have been $3.9 million and $2.3 million and diluted earnings per common share would have been $.39 and $.20 for the three months ended March 31, 1997 and 1998, respectively. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of these periods, nor do they purport to represent results of future operations of the combined companies.

NOTE 9 - CAPITALIZATION:

    Recapitalization. In February 1998, the Company amended and restated its certificate of incorporation. The authorized capital stock of the Company now consists of shares of Class A Common Stock (20,000,000 shares authorized) and Class B Common Stock (10,000,000 shares authorized), each par value $.01 per share, and 1,000 shares of preferred stock, par value $.01 per share. Upon the effectiveness of the amendment and restatement of the certificate of incorporation, the 1,000 shares of the Company's common stock, $1 par value, previously outstanding and all held by Valcor, Inc. were reclassified into 10,000,000 shares of the Company's Class B Common Stock. The accompanying consolidated financial statements have been retroactively restated to reflect this recapitalization.

    The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to one vote per share in all matters except for election of directors where such holders are entitled to ten votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law. Each share of Class A Common Stock and Class B Common Stock have an equal and ratable right to receive dividends to be paid from the Company's assets when, and if declared by the Board of Directors.

In the event of the dissolution, liquidation or winding up of the Company, the holders of Class A Common Stock and Class B Common Stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to the Company's creditors and to the holders of any preferred stock of the Company that may be outstanding at the time. Shares of the Class A Common Stock have no conversion rights. Under certain conditions, shares of Class B Common Stock will convert, on a share-for-share basis, into shares of Class A Common Stock.

    Public offering. In March 1998, the Company completed an initial public offering of 5,980,000 shares of the Company's Class A Common Stock at an offering price to the public of $20.00 per share. The net proceeds to the Company were approximately $110.4 million. A majority of the net proceeds to the Company from the offering were used to repay borrowings under the Revolving Senior Credit Facility discussed above.

    Stock award grants. In March 1998, the Company granted 164,880 shares of Class A Common Stock to certain key individuals of the Company (the "Management Shares") for their services in connection with the public offering. The Company valued such Class A shares awarded at the public offering price, and the aggregate value of the Class A shares awarded was approximately $3.3 million. The Company recognized a charge, at the time of the completion of the public offering, equal to the aggregate value of the Class A shares awarded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company reported net income of $3.7 million in the first quarter of 1997 compared to $2.2 million in the first quarter of 1998. Operating results in the first quarter of 1998 include a nonrecurring charge of $3.3 million ($2.3 million after tax) related to shares of the Company's Class A common stock awarded to key individuals in connection with the Company's recently completed initial public offering. Excluding the charge associated with the stock award, the Company's first quarter of 1998 operating results improved compared to first quarter of 1997 primarily due to increased sales volumes in all product lines. Sales volumes continue to benefit from continued strong demand in the office furniture market and new product introductions in the slide and ergonomic product areas.

    On March 3, 1998, the Company completed the Fort Lock Acquisition for an aggregate purchase price of approximately $33 million. The aggregate purchase price is subject to possible reduction pending completion of a post closing audit and the outcome of certain contingencies for which the Company has been indemnified. Funding of the Fort Lock Acquisition was provided by available cash on hand and borrowings under the Revolving Senior Credit Facility, which borrowings were repaid with a portion of the net proceeds of the Company's initial public offering.

    Assuming the Fort Lock Acquisition occurred January 1 of the respective periods, the Company's pro forma net sales would have been $32.4 million and $36.8 million for the three months ended March 31, 1997 and 1998, respectively, and pro forma operating income would have been $6.6 million and $4.8 million ($8.1 million in the 1998 period excluding the stock award charge). The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the merged companies.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating acquisitions, environmental matters, government regulations and possible changes therein, and other risks and uncertainties as discussed in this Quarterly Report and the Company's consolidated financial statements for the year ended December 31, 1997 included in the pre-effective amendment No. 2 to Form S-1 of the Company filed with the Securities and Exchange Commission on March 6, 1998.

RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED
                                               MARCH 31,        %

                                           1997       1998   CHANGE

                                            (IN THOUSANDS)
Net sales                                 $25,829   $32,129   +24%
Operating income                            6,266     4,320   -31%



    Net sales. Net sales increased $6.3 million, or 24%, to $32.1 million for the period ended March 31, 1998 from $25.8 million of the period ended March 31, 1997. The increase was primarily due to increased volumes in ergonomic computer support systems, precision ball bearing slides and medium-security cabinet locks. Combined net sales from the Company's ergonomic computer support systems and precision ball bearing slide products increased $4.6 million, or 25%, based on higher unit volumes and relatively stable prices. Medium-security cabinet lock sales increased $1.9 million, or 28%, primarily due to sales attributable to Fort Lock.

    Operating income. Operating income decreased $1.9 million, or 31% to $4.3 million for the period ended March 31, 1998 from $6.3 million for the period ended March 31, 1997, due to the $3.3 million stock award charge discussed above. Excluding the stock award charge, operating income margins in both periods were approximately 24%. Also excluding the effect of the Fort Lock Acquisition in early March 1998, operating income margins increased by approximately 1% in the first quarter of 1998 compared to the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated cash flows

    Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges are generally similar to the trends in the Company's earnings. Cash flow provided by operating activities totaled $3.4 million and nil for the periods ended March 31, 1997 and March 31, 1998, respectively, compared to net income of $3.7 million and $2.2 million.

    Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

    Investing activities. Net cash used by investing activities totaled $.6 million and $34.3 million for the periods ended March 31, 1997 and March 31, 1998, respectively. The majority of the increase in the first quarter of 1998 relates to the Fort Lock Acquisition as discussed below. The increase in capital expenditures in 1998 relates primarily to office building additions at the Company's Kitchener facility.

    Capital expenditures of 1998 are estimated at approximately $13 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity. Firm purchase commitments for capital projects not commenced at March 31, 1998 were not material.

    Financing activities. Net cash (used) provided by financing activities totaled ($1.5) million, and $58.3 million for the periods ended March 31, 1997 and 1998, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the recently completed initial public offering and the repayment of the $50 million Valcor Note. The Company paid dividends to its parent company aggregating $1.5 million in 1997, and $1.8 million in 1998 prior to completion of the Company's initial public offering.

  OTHER

    On December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of the Valcor Note. The Valcor Note was unsecured and bore interest at a fixed rate of 6%. On February 26, 1998, the Company repaid the Valcor Note with borrowings under the Revolving Senior Credit Facility.

    On February 26, 1998, the Company entered into a new $100 million Revolving Senior Credit Facility and utilized borrowings thereunder to repay the Valcor Note. The Revolving Senior Credit Facility is an unsecured five-year revolving facility. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. The Revolving Senior Credit Facility contains provisions which, among other things, require the maintenance of minimum levels of net worth, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.

    The net proceeds to the Company from its initial public offering completed in March 1998 was approximately $110.4 million. Approximately $75 million of such net proceeds were used to repay borrowings under the Revolving Senior Credit Facility.

    Management believes that cash generated from operations and borrowing availability under the Revolving Senior Credit Facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service.



                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 Financial Data Selected for the three-month period ended March 31, 1998.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1998.

        None.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 COMPX INTERNATIONAL INC.

                                                       (Registrant)

Date May 12, 1998                            By /s/ Joseph S. Compofelice

                                                Joseph S. Compofelice
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Financial Officer)



Date May 12, 1998                            By /s/ Bobby D. O'Brien

                                                Bobby D. O'Brien
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)