Form 10-Q
period 1998-06-30
COMPX INTERNATIONAL INC
filed 1998-08-12
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1998        COMMISSION FILE NUMBER 1-13905





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





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO



NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING ON AUGUST 10, 1998:
6,144,880.

                     COMPX INTERNATIONAL INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1997
          and June 30, 1998                                3-4

         Consolidated Statements of Income -
          Three months and six months ended
          June 30, 1997 and 1998                            5

         Consolidated Statements of Comprehensive Income -
          Six months ended June 30, 1997 and 1998           6

         Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 1998                    7

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and 1998           8-9

         Notes to Consolidated Financial Statements        10-14

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.             15-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                 18

                     COMPX INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                   DECEMBER 31,    JUNE 30,
                                           1997          1998

Current assets:
  Cash and cash equivalents             $19,187       $ 48,169
  Accounts receivable                    14,573         19,380
  Receivable from affiliate                -               729
  Inventories                            11,073         15,689
  Prepaid expenses and other                161            759
  Deferred income taxes                     438            698


      Total current assets               45,432         85,424


Other assets:
  Intangible assets                          66         22,927
  Deferred income taxes                     133           -
  Other                                    -               206


      Total other assets                    199         23,133


Property and equipment:
  Land                                      383            878
  Buildings                               8,194         10,843
  Equipment                              24,343         31,898
  Construction in progress                  707          3,167

                                         33,627         46,786

  Less accumulated depreciation          15,464         16,657


      Net property and equipment         18,163         30,129


                                        $63,794       $138,686




                     COMPX INTERNATIONAL INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) DECEMBER 31,  JUNE 30,
                                                   1997        1998

Current liabilities:
  Demand note payable to affiliate              $50,000      $   -
  Current maturities of long-term debt              113           496
  Accounts payable and accrued liabilities       11,427        14,855
  Payable to affiliates                             331          -
  Income taxes                                    2,559         1,759


      Total current liabilities                  64,430        17,110


Noncurrent liabilities:
  Long-term debt                                    262           988
  Deferred income taxes                             115         2,060
  Other                                             150          -


      Total noncurrent liabilities                  527         3,048


Minority interest


Stockholders' equity (deficit):
  Preferred stock                                   -            -
  Class A common stock                              -              61
  Class B common stock                              100           100
  Additional paid-in capital                      4,412       118,027
  Retained earnings (deficit)                    (4,596)        1,854

  Currency translation adjustment                (1,079)       (1,601)


      Total stockholders' equity (deficit)       (1,163)      118,441


                                                $63,794      $138,686











Commitments and contingencies (Note 1)

                     COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME

                          (IN THOUSANDS)

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,

                                          1997      1998       1997       1998


Net sales                                $27,427   $39,686    $53,256    $71,815


Costs and expenses:
  Cost of sales                           18,061    26,555     35,084     47,948
  Selling, general and administrative      2,433     4,009      4,973     10,425
  Other expense (income) net                   5      (570)       234      (570)
  Interest                                     9        85         18        821


                                          20,508    30,079     40,309     58,624


    Income before income taxes
     and minority interest                 6,919     9,607     12,947     13,191

Provision for income taxes                 2,704     3,585      5,063      5,019


    Income before minority interest        4,215     6,022      7,884      8,162

Minority interest                           -          (62)      -          (78)


    Net income                           $ 4,215   $ 6,084    $ 7,884    $ 8,250



Basic and diluted earnings per
 common share                            $   .42   $   .38    $   .79    $   .59



Shares used in the calculation of
 earnings per common share:
  Basic earnings per common share         10,000    16,145     10,000     13,960
  Dilutive impact of outstanding
   stock options                            -           67       -            44


  Diluted earnings per common share       10,000    16,212     10,000     14,004








                            COMPX INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                          (IN THOUSANDS)

                                               1997       1998

Net income                                   $7,884     $8,250


Other comprehensive income -


  Currency translation adjustment:

    Pre-tax amount                              (98)      (757)
    Less income tax benefit                     (34)      (235)


    Total other comprehensive income            (64)      (522)


      Comprehensive income                   $7,820     $7,728







                     COMPX INTERNATIONAL INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  SIX MONTHS ENDED JUNE 30, 1998

                          (IN THOUSANDS)



                                                    ADDITIONAL
                                                      PAID-IN
                                   COMMON STOCK
                                                      CAPITAL
                                CLASS A  CLASS B

Balance at December 31, 1997     $ -      $100      $  4,412

Net income                         -        -           -
Other comprehensive income         -        -           -
Issuance of common stock:

  Initial public offering         60        -        110,318
  Management shares                1        -          3,297
Dividends paid                     -        -           -


Balance at June 30, 1998         $61      $100      $118,027









                      COMPX INTERNATIONAL INC.

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   SIX MONTHS ENDED JUNE 30, 1998

                           (IN THOUSANDS)



                                  RETAINED    CURRENCY        TOTAL
                                  EARNINGS  TRANSLATION   STOCKHOLDERS'
                                 (DEFICIT)   ADJUSTMENT  EQUITY (DEFICIT)

Balance at December 31, 1997     $(4,596)    $(1,079)       $ (1,163)

Net income                         8,250        -              8,250
Other comprehensive income          -           (522)           (522)
Issuance of common stock:

  Initial public offering           -           -            110,378
  Management shares                 -           -              3,298
Dividends paid                    (1,800)       -             (1,800)


Balance at June 30, 1998         $ 1,854     $(1,601)       $118,441







                     COMPX INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                      1997        1998

Cash flows from operating activities:
  Net income                                        $ 7,884    $  8,250
  Depreciation, depletion and amortization            1,538       2,192
  Deferred income taxes                                 195        (196)
  Noncash stock award of Management Shares             -          3,298
  Other, net                                            115         (89)

                                                      9,732      13,455

  Change in assets and liabilities:
    Accounts receivable                              (2,560)     (2,475)
    Inventories                                         349        (276)
    Accounts payable and accrued liabilities          1,195        (471)
    Accounts with affiliates                            164      (1,006)
    Income taxes                                       (259)       (882)
    Other, net                                          (19)       (696)


        Net cash provided by operating activities     8,602       7,649



Cash flows from investing activities:
  Capital expenditures                               (1,899)     (3,827)
  Fort Lock Acquisition                                -        (33,234)
  Other, net                                           -            274


        Net cash used by investing activities        (1,899)    (36,787)


Cash flows from financing activities:
  Repayment of demand note to Valcor                   -        (50,000)
  Borrowing (repayments) of other indebtedness          (77)        160
  Deferred financing costs paid                        -           (220)
  Dividends                                          (3,011)     (1,800)
  Issuance of common stock                             -        110,378


        Net cash provided (used) by financing
         activities
                                                     (3,088)     58,518


Net increase in cash and cash equivalents           $ 3,615    $ 29,380





                            COMPX INTERNATIONAL INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                    1997       1998

Cash and cash equivalents:
  Net changes from operating, investing
   and financing activities                       $ 3,615    $29,380
  Currency translation                                (56)      (398)

                                                    3,559     28,982

  Balance at beginning of period                    8,550     19,187


  Balance at end of period                        $12,109    $48,169





Supplemental disclosures:


  Cash paid for:

    Interest                                      $    18    $   971
    Income taxes                                    4,958      7,125



Net assets consolidated - Fort Lock Acquisition:

    Cash and cash equivalents                     $  -       $  -
    Goodwill and other intangibles                   -        23,261
    Other non-cash assets                            -        17,782
    Liabilities                                      -        (7,809)


    Cash paid                                     $  -       $33,234








                     COMPX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998 and the consolidated statements of income, comprehensive income, cash flows and stockholders' equity (deficit) for the interim periods ended June 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

The Company is a 62%-owned subsidiary of Valcor, Inc., which is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI).

                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,

                                  1997       1998       1997      1998

                                             (IN THOUSANDS)
Net sales                         $27,427    $39,686   $53,256   $71,815



Operating income                  $ 6,933    $ 9,122   $13,199   $13,442
General corporate items, net           (5)       570      (234)      570
Interest expense                       (9)       (85)      (18)     (821)


    Income before income taxes    $ 6,919    $ 9,607   $12,947   $13,191







NOTE 3 -     INVENTORIES:

                                            DECEMBER 31,     JUNE 30,
                                                 1997          1998

                                                  (IN THOUSANDS)
Raw materials                                $ 2,057        $ 4,899
Work in process                                5,193          6,276
Finished products                              3,775          4,464
Supplies                                          48             50


                                             $11,073        $15,689






NOTE 4 - INTANGIBLE ASSETS:

                                       DECEMBER 31,   JUNE 30,
                                           1997          1998

                                             (IN THOUSANDS)
Intangible assets:
  Goodwill                              $  -         $19,805
  Other                                      66        3,122



                                        $    66      $22,927






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

NOTE 5 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                        DECEMBER 31,   JUNE 30,
                                            1997         1998

                                             (IN THOUSANDS)
Accounts payable                          $ 5,497      $ 7,189
Accrued liabilities:
  Employee benefits                         3,490        3,939
  Insurance                                   633          836
  Royalties                                   447          317
  Taxes other than income taxes               175          697
  Other                                     1,185        1,877


                                          $11,427      $14,855







NOTE 6 - PROVISION FOR INCOME TAXES:

                                                 SIX MONTHS ENDED
                                                      JUNE 30,

                                                 1997       1998

                                                    (IN THOUSANDS)
Expected tax expense                            $4,531     $4,617
Incremental tax on non-U.S. earnings               305         77
State income taxes and other, net                  227        325



                                                $5,063     $5,019








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

     On February 26, 1998, the Company entered into a new $100 million revolving credit facility (the "Revolving Senior Credit Facility"). The Revolving Senior Credit Facility is an unsecured five-year revolving facility. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. On February 26, 1998, the Company utilized borrowings under the Revolving Senior Credit Facility to repay fully the Valcor Note. Borrowings under the Revolving Senior Credit Facility (nil outstanding at June 30, 1998) were repaid with a portion of the net proceeds of the Company's initial public offering discussed in Note 9.

     The Revolving Senior Credit Facility matures in 2003. Borrowings of up to $100 million are available under the Revolving Senior Credit Facility subject to limitation with respect to compliance with certain coverage ratios and covenants. At June 30, 1998, $100 million was available for borrowing under this facility. The Revolving Senior Credit Facility has no required principal amortization payments prior to maturity absent noncompliance with certain covenants and conditions of the agreement. Amounts drawn under the Revolving Senior Credit Facility will bear interest at the Eurodollar Rate plus between
17.5 and 90.0 basis points depending on certain coverage ratios for the most recent four quarter period. The Revolving Senior Credit Facility contains certain covenants and restrictions customary in lending transactions of this type, including restrictions on the payment of dividends and requirements to maintain specified levels of Consolidated Net Worth (as defined).

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

     Assuming the Fort Lock Acquisition occurred as of January 1, 1997, the Company's pro forma net sales would have been $67.5 million and $76.4 million, net income would have been $7.8 million and $8.4 million and diluted earnings per common share would have been $.78 and $.60 on weighted average shares of 10 million and 14 million for the six months ended June 30, 1997 and 1998, respectively. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of these periods, nor do they purport to represent results of future operations of the combined companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company reported net income of $6.1 million in the second quarter of 1998 compared to $4.2 million in the second quarter of 1997. The Company reported net income of $8.3 million for the first six months of 1998 compared to net income of $7.9 million for the first six months of 1997. Operating results in the first quarter of 1998 include a nonrecurring charge of $3.3 million ($2.3 million after tax) related to shares of the Company's Class A common stock awarded to key individuals in connection with the Company's recently completed initial public offering. Net sales increased 45% from $27.4 million in the second quarter of 1997 to $39.7 million in the second quarter of 1998, and increased 35% from $53.3 million in the first six months of 1997 to $71.8 million in the first six months of 1998. Sales volumes benefited from continued strong demand for slide and ergonomic products and the recent completion of the Fort Lock Acquisition.

    On March 3, 1998, the Company completed the Fort Lock Acquisition for an aggregate purchase price of approximately $33 million. Funding of the Fort Lock Acquisition was provided by available cash on hand and borrowings under the Revolving Senior Credit Facility, which borrowings were repaid with a portion of the net proceeds of the Company's initial public offering.

    Assuming the Fort Lock Acquisition occurred January 1, 1997, the Company's pro forma net sales would have been $67.5 million and $76.4 million for the six months ended June 30, 1997 and 1998, respectively, and pro forma operating income would have been $13.7 million and $13.6 million, respectively ($16.9 million in the 1998 period excluding the stock award charge). The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the merged companies.

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

RESULTS OF OPERATIONS

                     THREE MONTHS ENDED          SIX MONTHS ENDED
                           JUNE 30,        %         JUNE 30,         %

                       1997      1998   CHANGE    1997     1998     CHANGE

                       (IN THOUSANDS)             (IN THOUSANDS)
Net sales             $27,427  $39,686   +45%   $53,256  $71,815   +35%
Operating income -
 before stock award
 charge                 6,933    9,122   +32%    13,199   16,740   +27%
Operating income        6,933    9,122   +32%    13,199   13,442    +2%



    Net sales. Net sales increased $12.3 million for the three months and $18.6 million for the six months, or 45% and 35% respectively, primarily due to increased volumes in all product lines and the inclusion of the results of the Fort Lock Acquisition beginning March 3, 1998. Combined net sales from the Company's ergonomic computer support systems and precision ball bearing slide products increased $4.6 million for the three months and $9.3 million for the six months, or 23% and 24% respectively, based on higher unit volumes and relatively stable prices. Locking system sales increased $8.1 million for the three months and $10.0 million for the six months, or 111% and 71% respectively, primarily due to sales attributable to Fort Lock Acquisition.

    Operating income. Operating income increased $2.2 million for the three months and $3.5 million for the six months (excluding the $3.3 million stock award charge discussed above), or 32% and 27% respectively, due primarily to the increased volumes in all product lines, offset in part by lower margins resulting from the consolidation of the Fort Lock Acquisition. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar accounted for approximately 10% of the increase in operating income in each of the 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated cash flows

    Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges are generally similar to the trends in the Company's earnings. Cash flow provided by operating activities totaled $8.6 million and 7.6 for the six months ended June 30, 1997 and June 30, 1998, respectively, compared to net income of $7.9 million and $8.3 million.


    Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

    Investing activities. Net cash used by investing activities totaled $1.9 million and $36.8 million for the six months ended June 30, 1997 and June 30, 1998, respectively. The majority of the increase in the 1998 period relates to the Fort Lock Acquisition as discussed above. The increase in capital expenditures in 1998 relates primarily to building additions at a Company facility in Canada.

    Capital expenditures of 1998 are estimated at approximately $13 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity. Firm purchase commitments for capital projects not commenced at June 30, 1998 were approximately $6.5 million.

    Financing activities. Net cash provided (used) by financing activities totaled ($1.5) million, and $58.3 million for the six months ended June 30, 1997 and 1998, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the recently completed initial public offering and the repayment of the $50 million Valcor Note. The Company paid dividends to its parent company aggregating $1.5 million in 1997, and $1.8 million in 1998 prior to completion of the Company's initial public offering.



                    PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


    (a) Exhibits

        27.1 Financial Data Selected for the six-month period ended
             June 30, 1998.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1998.

             April 21, 1998 -  Reported Items 5 and 7.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 COMPX INTERNATIONAL INC.

                                                       (Registrant)



Date August 12, 1998                         By /s/ Joseph S. Compofelice

                                                Joseph S. Compofelice
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Financial Officer)



Date August 12, 1998                         By /s/ Bobby D. O'Brien

                                                Bobby D. O'Brien
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)