Form 10-Q
period 1998-09-30
COMPX INTERNATIONAL INC
filed 1998-11-10
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED SEPTEMBER 30, 1998      COMMISSION FILE NUMBER 1-13905





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



NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING ON OCTOBER 30, 1998:
6,144,880.

                     COMPX INTERNATIONAL INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.Financial Statements.

         Consolidated Balance Sheets - December 31, 1997
          and September 30, 1998                           3-4

         Consolidated Statements of Income -
          Three months and nine months ended
          September 30, 1997 and 1998                       5

         Consolidated Statements of Comprehensive Income -
          Nine months ended September 30, 1997 and 1998     6

         Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 1998              7

         Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1997 and 1998     8-9

         Notes to Consolidated Financial Statements        10-14

  Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.             15-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                 18

                     COMPX INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                        DECEMBER 31,   SEPTEMBER 30,
                                                1997            1998

Current assets:
  Cash and cash equivalents                    $19,187        $ 50,508
  Accounts receivable                           14,573          19,448
  Receivable from affiliate                       -                705
  Inventories                                   11,073          15,896
  Prepaid expenses and other                       161           1,309
  Deferred income taxes                            438             643


      Total current assets                      45,432          88,509


Other assets:
  Intangible assets                                 66          23,220
  Deferred income taxes                            133            -
  Other                                           -                422


      Total other assets                           199          23,642


Property and equipment:
  Land                                             383             871
  Buildings                                      8,194          10,717
  Equipment                                     24,343          32,452
  Construction in progress                         707           5,304

                                                33,627          49,344

  Less accumulated depreciation                 15,464          17,380


      Net property and equipment                18,163          31,964


                                               $63,794        $144,115




                     COMPX INTERNATIONAL INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY        DECEMBER 31,   SEPTEMBER 30,
(DEFICIT)                                       1997            1998

Current liabilities:
  Demand note payable to affiliate             $50,000        $   -
  Current maturities of long-term debt             113             688
  Accounts payable and accrued liabilities      11,427          15,810
  Payable to affiliates                            331              40
  Income taxes                                   2,559           1,243


      Total current liabilities                 64,430          17,781


Noncurrent liabilities:
  Long-term debt                                   262             950
  Deferred income taxes                            115           1,497
  Other                                            150            -


      Total noncurrent liabilities                 527           2,447


Minority interest                                 -                 14


Stockholders' equity (deficit):
  Preferred stock                                  -              -
  Class A common stock                             -                61
  Class B common stock                             100             100
  Additional paid-in capital                     4,412         118,027
  Retained earnings (deficit)                   (4,596)          7,826

  Currency translation adjustment               (1,079)         (2,141)


      Total stockholders' equity (deficit)      (1,163)        123,873


                                               $63,794        $144,115











Commitments and contingencies (Note 1)

                     COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME

                          (IN THOUSANDS)

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,       SEPTEMBER 30,

                                    1997      1998      1997      1998


Net sales                          $27,040   $38,698   $80,296  $110,513


Costs and expenses:
  Cost of sales                     17,819    26,048    52,903    73,996
  Selling, general and               2,293     3,940     7,266    14,365
administrative
  Other expense (income), net          152      (602)      386    (1,172)
  Interest                               9       135        27       956


                                    20,273    29,521    61,582    88,145


    Income before income taxes
     and minority interest           6,767     9,177    19,714    22,368

Provision for income taxes           2,663     3,259     7,726     8,278


    Income before minority
     interest                        4,104     5,918    11,988    14,090

Minority interest                     -          (54)     -         (132)

    Net income                     $ 4,104   $ 5,972   $11,988  $ 14,222



Basic and diluted earnings per
 common share                      $   .41   $   .37   $  1.20  $    .97



Shares used in the calculation o
 earnings per common share:
  Basic earnings per common shar    10,000    16,145    10,000    14,688
  Dilutive impact of outstanding
   stock options                      -            7       -          32


  Diluted earnings per common
   share                            10,000    16,152    10,000    14,720








                            COMPX INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997         1998

Net income                                    $11,988      $14,222


Other comprehensive income -


  Currency translation adjustment:

    Pre-tax amount                               (215)      (1,590)
    Less income tax benefit                       (75)        (528)


    Total other comprehensive income             (140)      (1,062)


      Comprehensive income                    $11,848      $13,160







           COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (DEFICIT)

     NINE MONTHS ENDED SEPTEMBER 30, 1998

                (IN THOUSANDS)



                                                   ADDITIONAL  RETAINED
                                                    PAID-IN    EARNINGS
                                   COMMON STOCK
                                                    CAPITAL    (DEFICIT)
                                CLASS A    CLASS B

Balance at December 31, 1997      $ -     $100     $  4,412    $(4,596)

Net income                          -       -          -        14,222
Other comprehensive income          -       -          -          -
Issuance of common stock:

  Initial public offering          60       -       110,318       -
  Management shares                 1       -         3,297       -
Dividends paid                      -       -          -        (1,800)


Balance at September 30, 1998     $61     $100     $118,027    $ 7,826









           COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (DEFICIT)

     NINE MONTHS ENDED SEPTEMBER 30, 1998

                (IN THOUSANDS)



                                   CURRENCY         TOTAL
                                 TRANSLATION    STOCKHOLDERS'
                                  ADJUSTMENT   EQUITY (DEFICIT)

Balance at December 31, 1997      $(1,079)        $ (1,163)

Net income                           -              14,222
Other comprehensive income         (1,062)          (1,062)
Issuance of common stock:

  Initial public offering            -             110,378
  Management shares                  -               3,298
Dividends paid                       -              (1,800)


Balance at September 30, 1998     $(2,141)        $123,873







                     COMPX INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                      1997       1998

Cash flows from operating activities:
  Net income                                       $11,988     $ 14,222
  Depreciation, depletion and amortization           2,310        3,618
  Deferred income taxes                                295         (408)
  Noncash stock award of Management Shares            -           3,298
  Other, net                                           170         (142)

                                                    14,763       20,588

  Change in assets and liabilities:
    Accounts receivable                             (2,479)      (2,598)
    Inventories                                        586         (516)
    Accounts payable and accrued liabilities         2,098          409
    Accounts with affiliates                            89         (996)
    Income taxes                                        42       (1,807)
    Other, net                                         163       (1,023)


        Net cash provided by operating activities   15,262       14,057



Cash flows from investing activities:
  Capital expenditures                              (4,084)      (7,611)
  Fort Lock Acquisition                               -         (33,372)
  Other, net                                          -             297


        Net cash used by investing activities       (4,084)     (40,686)


Cash flows from financing activities:
  Repayment of demand note to Valcor                  -         (50,000)
  Borrowing of other indebtedness, net                 253          395
  Deferred financing costs paid                       -            (220)
  Dividends                                         (4,516)      (1,800)
  Issuance of common stock                            -         110,378


        Net cash provided (used) by financing
         activities
                                                    (4,263)      58,753


Net increase in cash and cash equivalents          $ 6,915     $ 32,124





                            COMPX INTERNATIONAL INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                     1997       1998

Cash and cash equivalents:
  Net changes from operating, investing
   and financing activities                        $ 6,915    $32,124
  Currency translation                                (134)      (803)

                                                     6,781     31,321

  Balance at beginning of period                     8,550     19,187


  Balance at end of period                         $15,331    $50,508





Supplemental disclosures:


  Cash paid for:

    Interest                                       $    27    $ 1,096
    Income taxes                                     7,295     11,337



Net assets consolidated - Fort Lock Acquisition:

    Cash and cash equivalents                      $  -       $  -
    Goodwill and other intangibles                    -        23,399
    Other non-cash assets                             -        17,782
    Liabilities                                       -        (7,809)


    Cash paid                                      $  -       $33,372








                     COMPX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1998 and the consolidated statements of income, comprehensive income, cash flows and stockholders' equity (deficit) for the interim periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

The Company is 64%-owned by Valhi, Inc. (NYSE: VHI) and its wholly-owned subsidiary Valcor, Inc.

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,       SEPTEMBER 30,

                                 1997       1998     1997      1998

                                         (IN THOUSANDS)
Net sales                      $27,040    $38,698  $80,296   $110,513



Operating income               $ 6,928    $ 8,710  $20,127   $ 22,152
General corporate items, net      (152)       602     (386)     1,172
Interest expense                    (9)      (135)     (27)      (956)


    Income before income taxe  $ 6,767    $ 9,177  $19,714   $ 22,368







NOTE 3 -     INVENTORIES:

                                           DECEMBER 31,  SEPTEMBER 30,
                                                1997          1998

                                                 (IN THOUSANDS)
Raw materials                                $ 2,057      $ 5,102
Work in process                                5,193        6,335
Finished products                              3,775        4,405
Supplies                                          48           54


                                             $11,073      $15,896






NOTE 4 - INTANGIBLE ASSETS:

                                           DECEMBER 31,  SEPTEMBER 30,
                                                1997          1998

                                                  (IN THOUSANDS)
Intangible assets:
  Goodwill                                    $  -         $20,236
  Other                                            66        2,984



                                              $    66      $23,220






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

NOTE 5 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                           DECEMBER 31, SEPTEMBER 30,
                                               1997          1998

                                                 (IN THOUSANDS)
Accounts payable                             $ 5,497       $ 7,783
Accrued liabilities:
  Employee benefits                            3,490         4,404
  Insurance                                      633           676
  Royalties                                      447           416
  Taxes other than income taxes                  175           404
  Other                                        1,185         2,127


                                             $11,427       $15,810







NOTE 6 - PROVISION FOR INCOME TAXES:

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,

                                                 1997      1998

                                                   (IN THOUSANDS)
Expected tax expense                            $6,900   $7,829
Incremental tax on non-U.S. earnings               605      222
State income taxes and other, net                  221      227



                                                $7,726   $8,278








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

     On February 26, 1998, the Company entered into a new $100 million revolving credit facility (the "Revolving Senior Credit Facility"). The Revolving Senior Credit Facility is an unsecured five-year revolving facility. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. On February 26, 1998, the Company utilized borrowings under the Revolving Senior Credit Facility to repay fully the Valcor Note. Borrowings under the Revolving Senior Credit Facility (nil outstanding at September 30,
1998) were repaid with a portion of the net proceeds of the Company's initial public offering discussed in Note 9.

     The Revolving Senior Credit Facility matures in 2003. Borrowings of up to $100 million are available under the Revolving Senior Credit Facility subject to limitation with respect to compliance with certain coverage ratios and covenants. At September 30, 1998, $100 million was available for borrowing under this facility. The Revolving Senior Credit Facility has no required principal amortization payments prior to maturity absent noncompliance with certain covenants and conditions of the agreement. Amounts drawn under the Revolving Senior Credit Facility will bear interest at the Eurodollar Rate plus between 17.5 and 90.0 basis points depending on certain coverage ratios for the most recent four quarter period. The Revolving Senior Credit Facility contains certain covenants and restrictions customary in lending transactions of this type, including restrictions on the payment of dividends and requirements to maintain specified levels of Consolidated Net Worth (as defined).

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

     Assuming the Fort Lock Acquisition occurred as of January 1, 1997, the Company's pro forma net sales would have been $102.0 million and $115.1 million, net income would have been $13.2 million and $14.8 million and diluted earnings per common share would have been $.81 and $.91 on weighted average diluted shares of 16.2 million for the nine months ended September 30, 1997 and 1998, respectively. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of these periods, nor do they purport to represent results of future operations of the combined companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company reported net income of $6.0 million in the third quarter of 1998 compared to $4.1 million in the third quarter of 1997. The Company reported net income of $14.2 million for the first nine months of 1998 compared to net income of $12.0 million for the first nine months of 1997. Operating results in the first quarter of 1998 include a nonrecurring charge of $3.3 million ($2.3 million after tax) related to shares of the Company's Class A common stock awarded to key individuals in connection with the Company's initial public offering completed in March 1998. Net sales increased 43% from $27.0 million in the third quarter of 1997 to $38.7 million in the third quarter of 1998, and increased 38% from $80.3 million in the first nine months of 1997 to $110.5 million in the first nine months of 1998. Sales volumes benefited from continued strong demand for slide and ergonomic products and the Fort Lock Acquisition.

    On March 3, 1998, the Company completed the Fort Lock Acquisition for an aggregate purchase price of approximately $33 million. Funding of the Fort Lock Acquisition was provided by available cash on hand and borrowings under the Revolving Senior Credit Facility, which borrowings were repaid with a portion of the net proceeds of the Company's initial public offering.

    Assuming the Fort Lock Acquisition occurred January 1, 1997, the Company's pro forma net sales would have been $102.0 million and $115.1 million for the nine months ended September 30, 1997 and 1998, respectively, and pro forma operating income would have been $22.5 million and $22.6 million, respectively ($25.9 million in the 1998 period excluding the stock award charge). The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the merged companies.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the events described in such forward-looking statements could differ materially from those expressed in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual future results to differ materially from those expressed in such forward-

looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating acquisitions, environmental matters, government regulations and possible changes therein, and other risks and uncertainties as discussed in this Quarterly Report and the Company's consolidated financial statements for the year ended December 31, 1997 included in the pre-effective amendment No. 2 to Form S-1 of the Company filed with the Securities and Exchange Commission on March 6, 1998.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED           NINE MONTHS ENDED
                      SEPTEMBER 30,       %        SEPTEMBER 30,      %

                     1997      1998    CHANGE    1997       1998   CHANGE

                     (IN THOUSANDS)               (IN THOUSANDS)
Net sales           $27,040  $38,698   +43%    $80,296   $110,513   +38%
Operating income      6,776    8,710   +29%     20,127     22,152   +10%



    Net sales. Net sales increased $11.7 million for the three months and $30.2 million for the nine months, or 43% and 38%, respectively, primarily due to increased volumes in all product lines and the inclusion of the results of the Fort Lock Acquisition beginning March 3, 1998. Combined net sales from the Company's ergonomic computer support systems and precision ball bearing slide products increased $2.0 million for the three months and $10.5 million for the nine months, or 10% and 18% respectively, based on higher unit volumes and relatively stable prices. Locking system sales increased $9.1 million for the three months and $19.7 million for the nine months, or 133% and 93% respectively, primarily due to sales attributable to Fort Lock Acquisition.

    Operating income. Operating income increased $1.9 million for the three months and $5.3 million for the nine months (excluding the $3.3 million stock award charge discussed above), or 29% and 26%, respectively, due primarily to the increased volumes in all product lines. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar accounted for approximately 20% of the increase in operating income in each of the 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated cash flows

    Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges are generally similar to the trends in the Company's earnings. Cash flow provided by operating activities, excluding changes in assets and liabilities and non-cash stock award charges totaled $14.8 million and $17.3 for the nine months ended September 30, 1997 and September 30, 1998, respectively, compared to net income of $12.0 million and $14.2 million.

    Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

    Investing activities. Net cash used by investing activities totaled $4.1 million and $40.7 million for the nine months ended September 30, 1997 and September 30, 1998, respectively. The majority of the increase in the 1998 period relates to the Fort Lock Acquisition as discussed above. The increase in capital expenditures in 1998 relates primarily to expansion of manufacturing facilities at the Company's facilities in Canada and at Fort Lock.

    Capital expenditures in 1998 are estimated at approximately $14 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity. Firm purchase commitments for capital projects in process at September 30, 1998 were approximately $5 million.

    Financing activities. Net cash provided (used) by financing activities totaled ($4.3) million, and $58.8 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the recently completed initial public offering and the repayment of the $50 million Valcor Note. The Company paid dividends to its parent company aggregating $4.5 million in 1997, and $1.8 million in 1998 prior to completion of the Company's initial public offering.

YEAR 2000 ISSUE

    CompX. CompX has recently installed information systems upgrades for both its U.S. and Canadian facilities which contained, among many other features, software compatibility with the Year 2000 Issue. CompX does not currently anticipate spending significant additional funds to address software compatibility with the Year 2000 Issue with respect to its own internal systems.


     As part of its Year 2000 compliance plan, CompX is seeking confirmation from its major software and hardware vendors and primary suppliers to confirm that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by CompX to-date indicate that they generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by CompX have already delivered Year 2000 compliant software. CompX plans to seek confirmation from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant.

     CompX is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the second quarter of 1999.

     Although CompX expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. CompX also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, CompX cannot predict the impact on its financial condition or results of operation resulting from noncompliant Year 2000 systems that CompX directly or indirectly relies upon. Should CompX's Year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to CompX could be far-reaching and material, including an inability to produce products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, or slower transaction processing and financial reporting.

                    PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 Financial Data Selected for the nine-month period ended September 30, 1998.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1998.

             July 7, 1998     -   Reported Items 5 and 7.

             July 15, 1998    -   Reported Items 5 and 7.

             July 17, 1998    -   Reported Items 5 and 7.

             September 24, 1998   -     Reported Items 5 and 7.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 COMPX INTERNATIONAL INC.

                                                       (Registrant)



Date November 10, 1998                        By /s/ Joseph S. Compofelice

                                                Joseph S. Compofelice
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Financial Officer)



Date November 10, 1998                       By /s/ Bobby D. O'Brien

                                                Bobby D. O'Brien
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)