Form 10-K405
period 1998-12-31
COMPX INTERNATIONAL INC
filed 1999-03-22
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
X
               1934 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


     COMMISSION FILE NUMBER 1-13905


                            COMPX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            57-0981653

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

16825 NORTHCHASE DRIVE, SUITE 1200, HOUSTON, TX

  (Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (281) 423-3304


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                  WHICH REGISTERED


     Class A common stock             New York Stock Exchange
     ($.01 par value per share)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          None.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
             X
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. .

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X   NO


AS OF FEBRUARY 26, 1999, 6,144,880 SHARES OF CLASS A COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 5.8 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $101 MILLION.

DOCUMENTS INCORPORATED BY REFERENCE


THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

CompX International Inc. (NYSE: CIX) is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and locking systems for use in office furniture, computer-related applications and a variety of other products. The Company's products are principally designed for use in medium- to high-end applications, where product design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, among the world's largest producers of precision ball bearing slides and among the largest North American producers of medium-security cabinet locks. Following completion of the acquisition of Thomas Regout Holding NV in January 1999, the Company believes it is the largest European producer of precision slides for the office products industry. In 1998, CompX generated net sales of $152.1 million, a 40% increase from 1997 (an increase of 12% excluding the acquisition of two lock competitors during 1998). In 1998, ergonomic computer support systems, precision ball bearing slides and locking systems accounted for approximately 28%, 33% and 39% of net sales, respectively.

     Valhi, Inc. and Valhi's wholly-owned subsidiary Valcor, Inc. own 64% of the Company's outstanding common stock. Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons is Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor and may be deemed to control each of such companies and CompX.

     The Company was incorporated in Delaware in 1993. At that time, Valhi formed National Cabinet Lock, Inc. and contributed the assets of its Cabinet Lock Division and the stock of Waterloo Furniture Components Limited. In 1996, the Company changed its name to CompX International Inc.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business", Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risks," are "forward-looking statements" based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot assure that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties including, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed herein in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

INDUSTRY OVERVIEW

     Historically, approximately 75% of the Company's products were sold to the office furniture manufacturing industry. During the past year, the Company's acquisition of certain competitors in the lock industry has expanded the Company's product offering and reduced the emphasis on the office furniture segment. Currently approximately 50% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, postal boxes, electromechanical enclosures, transportation, computers, and other non-office furniture and equipment. CompX's management believes that its emphasis on new product development, sales of its ergonomic computer support systems as well as slide and security products used in computer applications result in the Company experiencing higher rates of growth than the office furniture industry as a whole.

     The Company believes that fundamental shifts in technology, health considerations and work processes in the office workplace provide new growth opportunities. Increased use of technology has caused businesses to redesign their workspaces with greater emphasis on the space efficient integration of computers and other office technologies into the office workplace as well as protecting computer equipment from damage and theft. Additionally, increased regulatory sensitivity to ergonomic concerns and heightened focus on the risks of repetitive stress injury have also influenced redesign of the office workplace. In 1996, California became the first state to adopt legislation relating to ergonomics in the workplace. In Europe, organizations like the International Organization for Standardization and the European Committee for

Standardization have proposed draft guidelines that specify ranges of adjustment in height and angle of workstation tabletops and computer keyboard support mechanisms aimed at reducing the likelihood of injury from repetitive stress tasks. In the United States, the Occupational Safety & Health Administration has recently issued a draft standard that addresses guidelines for ergonomic standards in the workplace. This standard is a program-oriented standard that will place responsibility on the employer to mitigate the risk of injury in workplaces prone to cause repetitive stress injuries. It is currently proposed that this proposal be adopted as an OSHA standard by the year 2000.

     The influence of existing and proposed legislation concerning workplace ergonomics continues to effect the demand for ergonomically designed office furniture products, which allow workers to adjust and re-arrange the orientation of office equipment and supplies for greater comfort, safety and productivity. Businesses increasingly are seeking changes in work processes to achieve more efficient workspace utilization, resulting in the creation of new office furniture designs that embrace office sharing concepts such as office "hoteling" and open office designs. The Company's products target manufacturers of new furniture designed to address these industry dynamics as well as customers that specialize in retrofitting existing office furniture.

PRODUCTS

     CompX manufactures and sells components in three major product lines: ergonomic computer support systems, precision ball bearing slides and locking systems. The Company's ergonomic computer support systems and precision ball bearing slides are sold under the Waterloo Furniture Components Limited and Thomas Regout names and the Company's locking systems are sold under the National Cabinet Lock, Fort Lock and Timberline Lock names. The Company believes that its brand names are well recognized in the industry.

     Ergonomic computer support systems. CompX is a leading manufacturer and innovator in ergonomic computer support systems for office furniture. Unlike products targeting the residential market, which is more price sensitive with less emphasis on quality, the CompX line consists of more highly engineered products designed to provide ergonomic benefits for business and other sophisticated users.

     The Company's ergonomic computer support systems include adjustable computer keyboard support arms. These devices are designed to attach to office desks in workplace and in home office environments where there exists a need to permit computer users to adjust their computer keyboard to various heights and positions to alleviate possible strains and stress which may result from repetitive activities, such as typing. These products also maximize usable workspace and permit the storage of the keyboard underneath the desk. CompX introduced its first ergonomic keyboard arm in 1983 and the Leverlock adjustment mechanism in 1989, which is designed to make the adjustment of the keyboard arm easier for all (including impaired) users. In 1999 the Company introduced the Lift-n-Lock mechanism that allows adjustment of the keyboard arm without the use of levers or knobs.

     Adjustable computer table mechanisms address the need for flexibility and adjustability in work surfaces. The Company's adjustable table mechanisms provide adjustable workspace heights that permit users to stand or sit and that can be easily adjusted for different user needs.

     The prevalence of computers in the workplace has also created a need for safe and convenient storage solutions for the central processor unit ("CPU") case. In 1997, the Company introduced a CPU storage device that can be mounted under a work surface or on the side of desk panels to store the CPU case off the floor to minimize the adverse effects of dust and moisture or damage from accidental impact. The unit operates on a slide mechanism that also pivots to provide ease of access to peripheral connections while allowing convenient, unobtrusive storage.

     CompX also offers a number of complementary accessories to its main products. These include ergonomic wrist rest aids, mouse pad supports and computer monitor support arms, such as the Monitor Master for the adjustment of heavy monitors to reduce eye strain.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computers and other applications. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with office furniture original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities and ease of movement.

     In addition to its basic product line, sales based on patented innovations account for an increasing proportion of the Company's sales growth. In 1994, CompX introduced the Butterfly Take Apart System, which is designed to easily disengage drawers from filing cabinets. The following year, the Company began selling its Integrated Slide Lock ("ISL"), with which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened by the user at the same time, significantly reducing the risk of injury from a falling cabinet while lowering the total cost of manufacturing the complete file cabinet. The Company's patented concept affords OEM's cost savings advantages in production, since the ISL is designed as an integral part of the drawer slide, compared to custom fabricated add-on solutions previously utilized by most manufacturers.

     In recent years, applications other than office furniture have represented a rapidly growing source of demand for the Company's precision ball bearing slides. Opportunities in heavy-duty applications such as tool storage cabinets and electromechanical applications have created new market opportunities. As a result of the design efforts focused on these markets, CompX created the Ball Lock to prevent heavily filled drawers, such as auto mechanic tool boxes, from opening while cabinets are moved during routine use in the field. The Company's products are used extensively in professional toolboxes and, increasingly, in electromechanical imaging equipment to facilitate the movement of machine components in the document reproduction process.

     The Company's January 1999 acquisition of Thomas Regout expands the Company's market presence in high precision, heavy duty ball bearing slide applications. Thomas Regout's products in the U.S. and in Europe are utilized in highly engineered applications such as computer network server cabinets where convenient access for hardware upgrades and maintenance is required while providing stability and protection to critical network system components.

     Locking systems. The Company believes that it is among the largest North American manufacturers of medium-security locking systems. The Company manufactures lock mechanisms that generally fall into three categories: disc tumbler locks, pin tumbler locks and KeSet high security locks.

     Disc tumbler locks, also called wafer tumbler or plate tumbler, derive their keying from a series of flat tumblers with a hole in the middle through which the key passes to open the lock. This type of lock is normally limited to two levels of keying, a passkey and one master key. A disc tumbler lock provides moderate security and is manufactured by all three of the Company's facilities. Disc tumbler locks represent the lowest cost lock to produce, resulting in lower selling prices to customers.

     Pin tumbler locks are keyed with a series of small pins manufactured on in-house automatic screw machines. A stack of pins is required for each cut in a key. Due to the increased number of parts, this type of lock is more costly to manufacture than disc tumbler locks, and offers increased variety in keying with more than one level of master keying. Pin tumbler locks also provide substantially more security and are commonly used in banking, vending, computers and institutional furniture industries. Tubular key pin tumbler locks are designed for significant special applications for major customers. These proprietary products are redesigned frequently, which requires a substantial ongoing engineering effort.

     The Company's industrial customers include manufacturers of cabinet enclosures, from office furniture to electrical circuit panels to vending machines. CompX, like most cabinet lock companies, has a standardized product line suitable for many customers. However, a substantial portion of the Company's volume involves specialized adaptations to individual manufacturer's enclosure specifications.

     The Company's acquisition of Fort Lock in March 1998 expanded the Company's offering of locking systems to include several new market segments. These include locks for ignition systems and storage compartments for a major motorcycle manufacturer, products to major OEM's including manufacturers of aftermarket security devices for desktop and laptop computers. Electronic locks utilized in safes in hotel rooms and sold in retail stores, as well as versions for securing tool boxes, is also a growing product line added as a result of the Fort Lock acquisition.

     The Company's patented KeSet high security system, is another version of a pin tumbler lock, with parts manufactured from hardened steel components to prevent forced entry. A significant feature of the product line is the ability to change the keying on a single lock 64 times without removing the lock from its enclosure. This product is used primarily to protect money in applications such as soft drink vending machines, gaming machines and parking meters where higher levels of security are required.

     Each of the industries served with cabinet locks has a distribution segment for replacement needs or for supply to small shops whose volume is not substantial enough to buy direct from a lock manufacturer. CompX has met this need in part with its industry-unique STOCK LOCKS and ShipFast inventory programs. Partially as a result of this program, the Company believes it holds the largest cabinet lock market share in both locksmith and hardware component distribution.

     The Company's STOCK LOCKS and ShipFast distribution programs represent 20% of its locking systems sales. This program is comprised of over 1,200 stock keeping units (also referred to as SKUs) of standardized locking products. This program plans, manufactures and packages locks to inventory with a variety of keying and finishes for shipment to customers generally within 24 hours of receipt of the customer order.

     Sales under this program are made both to a North American distribution and factory centers network as well as to large OEMs when special needs require either smaller quantities or non-special products other than their normal volume requirements. This network supplies the Company's products both to after-market replacement markets and to cabinet shops who do not purchase direct from the Company due to their smaller size.

     The established distributor network for STOCK LOCKS and ShipFast has been used to develop a standardized product line in other segments of the Company's products. Currently both ergonomic computer support systems and, to a limited extent, precision ball bearing slides, are enjoying growing marketing success through these and new ergonomic distribution channels.


SALES, MARKETING AND DISTRIBUTION

     CompX sells components to OEMs and to distributors through a specialized sales force. The majority of the Company's sales are to OEMs, while the balance represents standardized products sold through distribution channels.


     Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with salaried field salespeople and independent manufacturer's representatives. Manufacturers' representatives are selected based on special skills in certain markets or with current or potential customers. Cabinet locks are sold by a separate network of Company-employed salespeople and manufacturers' representatives as well as factory-based national account managers.

     A significant portion of the Company's sales are made through hardware component distributors. The Company also has a significant market share of locking systems sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on the Company's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. Since their addition to the Company's distributor product line in 1992, sales of these products to the distributor market have grown to represent approximately 10% of combined ergonomic computer support systems and precision ball bearing slide net sales.

     To afford a competitive advantage to the Company as well as to customers, ergonomic computer support system and precision ball bearing slides are delivered primarily by means of a Company-owned tractor/trailer fleet. This satellite-monitored fleet improves the timely and economic delivery of products to customers. Another important economic advantage to the Company's customers of an in-house trucking fleet is that it allows the shipment of many products in returnable metal baskets (in lieu of corrugated paper cartons), which avoids both the environmental and economic burden of disposal.

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its component products operations. For the years ended December 31, 1996 and 1997, the ten largest customers accounted for about one-third of sales, with the largest customer less than 10% in each year with six of such customers in each year located in the Unites States. In 1998, the Company's ten largest customers accounted for 40% of sales and nine of such customers were located in the United States and one customer, Hon Company, accounted for approximately 10% of sales.

ACQUISITION

     In January 1999, the Company completed the acquisition of in excess of 99% of the stock of Thomas Regout Holding NV, a producer of precision ball bearing slides, for approximately $52.2 million cash. The transaction was financed principally by available cash and $20 million of borrowings under the Company's $100 million revolving bank credit facility (the "Revolving Senior Credit Facility"). CompX acquired the remaining stock of Thomas Regout by the end of February 1999.

     For the fiscal year ended June 30, 1998, Thomas Regout reported sales of approximately $59 million. Thomas Regout is the largest European producer of precision slides for the office products industry and also a significant producer in the United States. Thomas Regout's precision slide products represent a complementary product offering to CompX's Waterloo slide product line. Thomas Regout operates its larger plant in Maastricht, The Netherlands and a second plant near Grand Rapids, Michigan, which in 1998 accounted for about 29% of the sales of Thomas Regout.

RAW MATERIALS

     Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of medium-security cabinet locks. These raw materials are purchased from several suppliers and readily available from numerous sources.

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices and consequently overall operating margins can be affected by such raw material cost pressures.

COMPETITION

     The office furniture market is highly competitive. Suppliers to office furniture OEMs compete on the basis of (i) product design, including ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price, (iv) on-time delivery and (v) service and technical support. The Company focuses its efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

     The medium-security lock market is also highly competitive. This market is highly fragmented with a number of small- to medium-sized manufacturers who supply the market. Lock manufacturers compete on the basis of (i) product design, (ii) custom engineering capability, (iii) price and (iv) order fulfillment lead times.

     The Company believes it derives a significant competitive advantage as a result of its focus on (i) a collaborative approach to product design and engineering, (ii) increased manufacturing and assembly automation and (iii) implementation of distribution programs that reduce order fulfillment times.

     The Company competes in the ergonomic computer support systems market with one major producer and a number of small manufacturers that compete primarily on the basis of product quality, features and price. The Company competes in the precision ball bearing slide market with two large manufacturers and a number of smaller manufacturers that compete primarily on the basis of product quality and price. The Company's medium-security locks compete with a variety of relatively small competitors, which makes significant price increases difficult.

     Certain of the Company's competitors may have greater financial, marketing, manufacturing and technical resources than those of the Company. Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

PATENTS AND TRADEMARKS

     CompX holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's major trademarks, including National Cabinet Lock, Fort Lock, Thomas Regout, STOCK LOCKS, ShipFast and Waterloo Furniture Components Limited, are protected by registration in the United States and elsewhere with respect to the products it manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). The Company's operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. The Company believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted the Company to date, and the Company has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future Environmental Laws or with future laws and regulations governing worker health and safety will not require the Company to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or liquidity.

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 1,550 employees, including 690 in the United States 830 in Canada and 30 in France.
Approximately 85% of the Company's employees in Canada are represented by the United Steel Workers of America labor union. The Company's collective bargaining agreement with such union expires in January 2000. The Company believes that its labor relations are satisfactory. Thomas Regout employs approximately 420 persons in Europe and 130 persons in the United States. Certain of the European employees are covered by a collective bargaining agreement expiring in June 2000.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in approximately 3,200 square feet of leased space at 16825 Northchase Drive, Houston, Texas 77060. The following table sets forth the location, size and general product types produced for each of the Company's facilities. All of such facilities are owned except for the French lock facility and the distribution center, which are leased.

                                              SIZE       PRODUCTS
                                                         PRODUCED
FACILITY NAME       LOCATION              (square feet)

Manitou             Kitchener, Ontario      280,000      Slides

Trillium            Kitchener, Ontario      116,000      Ergonomic products

Thomas Regout       Maastricht,
                     The Netherlands        270,000      Slides

                    Grand Rapids, MI         60,000      Slides

National Cabinet
 Lock               Mauldin, SC             159,200      Locks

Fort Lock           River Grove, IL         100,000      Locks

Timberline          Lake Bluff, IL           16,000      Locks

Fort Securite'      Henriville, France       15,000      Locks

Distribution        Chino, CA                6,000       Product distribution
Center



     The Manitou and National Cabinet Lock facilities are ISO-9001 registered. ISO-9001 registration of the Fort Lock and Trillium facilities is anticipated in 1999. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes. The Thomas Regout facilities were acquired in January 1999.

ITEM 3.   LEGAL PROCEEDINGS

    The Company is involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, no environmental or other material litigation is pending or, to the knowledge of the Company, threatened. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of February 26, 1999, there were approximately 30 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices for CompX Class A common stock for 1998 (subsequent to the Company's March 1998 initial public offering), according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 26, 1999 the closing price of CompX common stock according to the NYSE Composite Tape was $17 3/8.

                                                             DIVIDENDS
                                      HIGH         LOW          PAID

Year ended December 31, 1998

  First Quarter                    $24 3/16     $23 1/8      $  -
  Second Quarter                    27 1/2       19 5/8         -
  Third Quarter                     24 11/16     16 3/4         -
  Fourth Quarter                    26 1/2       16 3/16        -



     The Company does not currently pay dividends. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions (including those contained in the Company's Revolving Senior Credit Facility) and other factors deemed relevant by the Board of Directors.

     Prior to the initial public offering of the Company's Class A common stock in March 1998, the Company paid dividends to Valcor aggregating $6.1 million in 1997 and $1.8 million in February 1998. In addition, on December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of a note payable. The Company utilized borrowings under the Revolving Senior Credit Facility to repay the note payable to Valcor.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected financial data as of December 31, 1994 through 1998, and for each of the years in the five-year period ended December 31, 1998, have been derived from audited Consolidated Financial Statements of the Company. The following selected financial and other data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


    The Company's operations are comprised of a 52 or 53 week fiscal year. Each of the years 1994 through 1997 consisted of a 52 week year and 1998 was a 53 week year.

                                           Years ended December 31,

                                   1994     1995    1996    1997     1998

                                    ($ in millions, except per share data)
INCOME STATEMENT DATA

Net sales                          $70.0   $80.2   $88.7   $108.7    $152.1


Operating income                    20.9    19.9    22.1     28.3      31.9

Income before income taxes          20.7    19.9    22.1     27.7      32.5
Income taxes                         8.8     7.8     9.1     11.0      12.0
Minority interest in losses          -       -       -        -         (.2)


  Net income                        11.9    12.1    13.0     16.7    $ 20.7



Cash dividends (1)                 $ 4.6   $ 6.0   $ 6.2   $  6.1    $  1.8

Basic earnings per share data      $1.19   $1.21   $1.30   $ 1.67    $ 1.37

Weighted average common shares
 outstanding                        10.0    10.0    10.0     10.0      15.1

BALANCE SHEET DATA
 (AT YEAR END):
  Cash and other current assets    $25.9   $27.7   $32.2   $ 45.4    $ 86.5

  Total assets                      37.8    44.4    48.5     63.8     152.4
  Current liabilities                8.9     9.6     8.1     64.4      20.3
  Long-term debt, including
   current maturities                 .1      .1      .2     50.4       1.7
  Stockholders' equity (deficit)    26.2    32.6    39.2     (1.2)    130.0



    (1) In addition to the amounts shown above, in December 1997 the Company paid a $50 million dividend to Valcor in the form of a demand note payable. The note was repaid in February 1998 using borrowings under the Company's Revolving Senior Credit Facility. See Note 10 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company sells ergonomic computer support systems and precision ball bearing slides which are manufactured in two facilities located in Kitchener, Ontario, Canada and medium security locks which are manufactured at facilities in Mauldin, South Carolina, River Grove, Illinois, Lake Bluff, Illinois and Henriville, France. In January 1999, the Company acquired Thomas Regout Holding NV, a producer of precision ball bearing slides with manufacturing facilities located in The Netherlands and Michigan.

    On March 3, 1998, the Company completed the acquisition of the Fort Lock Corporation and related assets for an aggregate purchase price of approximately $33 million (the "Fort Lock Acquisition"). Funding of the Fort Lock Acquisition was provided by available cash on hand and borrowings under the Revolving Senior Credit Facility, which borrowings were repaid with a portion of the net proceeds of the Company's initial public offering. In November 1998, the Company acquired Timberline Lock, Ltd., a manufacturer of locks for wood furniture applications, for approximately $8 million in cash funded by available cash on hand.

    Assuming the Fort Lock Acquisition occurred January 1, 1997, the Company's unaudited pro forma net sales would have been $137.9 million and $156.7 million for the years ended December 31, 1997 and 1998, respectively, and pro forma operating income would have been $31.6 million and $32.4 million, respectively ($35.7 million in the 1998 period excluding the stock award charge described below). The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the merged companies. The pro forma effect of the Timberline Lock acquisition is not material.

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products, and its ability to control its manufacturing costs, primarily comprised of raw materials such as zinc, copper, coiled steel and plastic resins and of labor costs. Raw material costs represent approximately 45% of the Company's total cost of sales. Steel prices increased approximately 4% per pound in the second half of 1997, resulting in an overall increase in raw material costs of approximately 2% in 1997 compared to 1996. Beginning in August 1998, steel prices declined approximately 5%, resulting in an overall decrease in raw material costs of approximately 2% in 1998 compared to 1997.
The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. The Company currently anticipates entering into such arrangements for zinc, coiled steel and plastic resins in 1999 and does not anticipate significant changes in the cost of these materials from their current levels. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices and consequently overall operating margins can be affected by such raw material cost pressures.

     Labor costs represent approximately 14% of the Company's total cost of sales. The Company's U.S. employees are not represented by bargaining units and wage increases historically have been in line with overall inflation indices. Approximately 85% of the Company's Canadian employees are covered by a three year collective bargaining agreement that expires in January 2000 and provides for annual wage increases of 2 - 3%. Wage increases for these employees historically have been in line with overall inflation indices.

     Selling, general and administrative costs consist primarily of salaries, commissions and advertising expenses directly related to product sales and in 1996 and 1997 have been consistent as a percentage of net sales. In connection with the Company's initial public offering in March 1998, five of the Company's officers and directors were awarded 164,880 shares of Class A Common Stock. The Company recognized a $3.3 million pre-tax charge, included in selling, general and administrative expenses, equal to the aggregate value of the Class A shares awarded based on the initial public offering price.

    About two-thirds of the Company's net sales in 1998 were generated by its Canadian operations. About 60% of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, relative changes in the U.S. dollar/Canadian dollar exchange rate affect operating results. Since U.S. dollar/Canadian dollar exchange rates did not fluctuate significantly from 1993 through 1997, the impact on operating income of fluctuations in the value of the U.S. dollar relative to the Canadian dollar during this period was not material. During 1998, fluctuations in the value of the U.S. dollar relative to the Canadian dollar increased operating income (excluding the effect of the stock award charge) by 3% and reduced net sales by approximately 1%.

    Prior to March 1998, the Company was included in the consolidated U.S. federal income tax return of Contran, and a tax sharing agreement provided for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate U.S. federal income tax return. The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 8 to the Consolidated Financial Statements. Upon completion of the initial public offering in March 1998, the Company became a separate U.S. federal income tax payer and ceased to be included in the consolidated U.S. federal income tax return of Contran.

     Recently, some of the Company's customers, principally in the office furniture industry, have publicly announced softening market demand and a slowdown in order volumes for their products beginning in late 1998 and continuing into 1999. While the Company has experienced some softening of demand, primarily in its precision ball bearing slide product line and, to a lesser degree, in its ergonomics product line, such softening of demand has been offset in part by increased demand for its security products. Overall, and primarily as a result of the January 1999 acquisition of Thomas Regout, the Company expects its sales and operating income will be higher in 1999 compared to 1998.

RESULTS OF OPERATIONS

    The table set forth below summarizes the Company's operating expenses as a percentage of net sales:

                                            Years ended December 31,

                                             1996      1997      1998

Net sales                                   100%       100%      100%
Cost of sales                                66         65        67


Gross profit                                 34         35        33
Selling, general and administrative          10         10        13
Other income, net                            (1)        (1)       (1)


Operating income                             25%        26%       21%







Year ended December 31, 1998 compared to year ended December 31, 1997

    Net sales. Net sales increased $43.4 million, or 40% for the year ended December 31, 1998 compared to December 31, 1997, primarily due to increased volumes in all product lines and the inclusion of the results of Fort Lock beginning March 3, 1998. Combined net sales from the Company's ergonomic computer support systems and precision ball bearing slide products increased $11.6 million, or 14%, based on higher unit volumes and relatively stable prices. Locking system sales increased $31.8 million, or 113%, primarily due to sales attributable to Fort Lock.

    Operating income. Operating income increased $6.9 million for the year ended December 31, 1998 compared to December 31, 1997 (excluding the $3.3 million stock award charge discussed above), or 24%, due primarily to the increased volumes in all product lines. Reduction in gross profit margins in 1998 resulted principally from goodwill amortization associated with the Fort Lock Acquisition. Beginning in August 1998, steel prices declined approximately 5%, resulting in an overall decrease in raw material costs of approximately 2% in 1998 compared to 1997.

Year ended December 31, 1997 compared to year ended December 31, 1996

     Net sales. Net sales increased $20.0 million, or 22%, to $108.7 million for the year ended December 31, 1997 from $88.7 million for the year ended December 31, 1996. The increase was primarily due to increased volume in ergonomic computer support systems, precision ball bearing slides and medium-security cabinet locks. Combined net sales from the Company's ergonomic computer support systems and precision ball bearing slide products increased $15.8 million, or 25%, based on higher unit volumes and relatively stable prices. Medium-security cabinet lock sales increased $3.6 million, or 15% based primarily on higher unit volumes and to a lesser degree on certain price increases instituted at the beginning of 1997.

     Operating income. Operating income increased $6.2 million, or 28%, to $28.3 million for the year ended December 31, 1997 from $22.1 million for the year ended December 31, 1996, due primarily to increases in sales volumes. Operating income margin improvement in 1997 was primarily influenced by the elimination of certain unprofitable or low-margin product lines acquired in 1995 and increased sales of higher margin ergonomic computer support systems and precision ball bearing slides. These improvements were partially offset by higher raw material prices, primarily steel. Beginning in August 1997 steel prices have increased approximately 4% per pound, resulting in an overall increase in raw material cost of approximately 2% in 1997 compared to 1996.

YEAR 2000 ISSUE

    As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

    CompX has recently installed information systems upgrades for both its U.S. and Canadian facilities which contained, among many other features, software compatibility with the Year 2000 Issue. CompX does not currently anticipate spending significant additional funds to address software compatibility with the Year 2000 Issue with respect to its own internal systems.

     As part of its Year 2000 compliance plan, CompX is seeking confirmation from its major software and hardware vendors and primary suppliers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by CompX to-date indicate that they generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by CompX have already delivered Year 2000 compliant software. CompX plans to seek confirmation from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant. Notwithstanding these efforts, CompX's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

     CompX is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the second quarter of 1999.

     Although CompX expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. CompX also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that might result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, CompX cannot predict the impact on its consolidated financial condition or results of operations resulting from noncompliant Year 2000 systems that CompX directly or indirectly relies upon. Should CompX's Year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 Issues, the consequences to CompX could be far reaching and material, including an inability to produce products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Although not anticipated, the most reasonable likely worst-case scenario of failure by CompX or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of our facilities and a short-term inability on the part of CompX to process orders and billings in a timely manner, and to deliver product to customers.

    Thomas Regout's Year 2000 preparedness is substantially similar to CompX's other operations.

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

    See Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

    Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, for 1996, 1997 and 1998, are generally similar to the trends in the Company's earnings. Such cash flows provided by operating activities totaled
$15.1 million, $19.1 million and $27.4 million for the years ended December 31, 1996, 1997 and 1998, respectively, compared to net income of $13.0 million, $16.7 million and $20.7 million, respectively. Depreciation and amortization increased in 1998 in part due to the Fort Lock Acquisition discussed above.

    Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $2.0 million, $5.5 million and $54.2 million for the years ended December 31, 1996,

1997 and 1998, respectively. Cash used by investing activities in 1998 includes an aggregate of $41.6 million for the Fort Lock and Timberline acquisitions. Other cash flows from investing activities in each of the past three years related principally to capital expenditures. Capital expenditures in the past three years emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. The increase in capital expenditures in 1997 and 1998 relates primarily to the additions of a third plating line at the Company's Kitchener facility, facility expansions in Mauldin and Kitchener, the acquisition of an adjoining manufacturing building at Fort Lock and the addition of automation equipment at all facilities.

     Capital expenditures for 1999 are estimated at approximately $17 million, the majority of which relate to projects that emphasize improved production efficiency and increase production capacity and development of E-Commerce capabilities. Firm purchase commitments for capital projects not commenced at December 31, 1998 were not material. As discussed above, the Company acquired Thomas Regout in early 1999 for an aggregate of $52.2 million cash. Funds for this acquisition were provided by available cash on hand and $20 million of borrowings under the Company's Revolving Senior Credit Facility.


     Financing activities. Net cash provided (used) by financing activities totaled ($6.3) million, ($5.9) million and $58.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the Company's March 1998 initial public offering and the repayment of $50 million of indebtedness owed to Valcor. The Company paid dividends to its parent company aggregating $6.2 million in 1996, $6.1 million in 1997 and $1.8 million in 1998. In addition, on December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of a note payable. The Company utilized borrowings under the Revolving Senior Credit Facility to repay the note payable to Valcor. See Notes 9 and 10 to the Consolidated Financial Statements.

     At December 31, 1998, the Company had $100 million of borrowing availability under its Revolving Senior Credit Facility. The Company borrowed $20 million under this facility in January 1999 to fund a portion of the Thomas Regout acquisition.

Other

    At December 31, 1998, approximately 74% of the Company's consolidated cash and equivalents were invested in A1 or P1 - grade commercial paper issued by various third parties having a maturity of three months or less.

    Management believes that cash generated from operations and borrowing availability under the Revolving Senior Credit Facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

     The Company has historically had a very low level of indebtedness and invests excess funds in instruments having a very short maturity. Consequently, the Company's exposure to market risk from changes in interest rates has been nominal. However, it is possible that in the future the Company might increase its level of indebtedness and enter into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk associated with any variable-rate borrowings.

     In the past, the Company has periodically entered into currency forward contracts to manage a very nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading purposes. Solely in connection with the January 1999 acquisition of Thomas Regout, on December 30, 1998 the Company entered into a short-term currency forward contract to purchase NLG 75.0 million for $40.1 million which contract was executed on January 19, 1999. See Note 2 to the Consolidated Financial Statements. Other than such forward contract, the Company was not a party to any type of forward or option contract at December 31, 1998.

     The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the Canadian Dollar and, beginning in January 1999, the Dutch Guilder.

     Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

     The functional currencies of the Company's French lock operations and the recently-acquired Thomas Regout operations in Maastricht, The Netherlands, will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations.

     In 1998 the Company assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. Modifications of information systems to handle euro-denominated transactions have been implemented and were not extensive. Thomas Regout's information systems have also been modified to handle euro-denominated transactions.

     Because of the inherent uncertainty of the ultimate effect of the euro conversion, the Company cannot accurately predict the impact of the euro conversion on its results of operations, financial condition or liquidity.

     At December 31, 1998, the Company had approximately $1.3 million of indebtedness denominated in French-francs bearing interest at fixed interest rates between 6% and 7%. The potential increase in interest expense in 1999 related to such indebtedness resulting from a hypothetical 10% adverse change in exchange rates would not be material.

     The above discussion includes forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events or losses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page
F).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to CompX's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "CompX Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the CompX Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the CompX Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the CompX Proxy Statement. See Note 10 to the Consolidated Financial Statements.


                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)Financial Statements and Schedules

          The Registrant

               The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

 (b)           Reports on Form 8-K

                    Reports on Form 8-K filed for the quarter ended December 31,
               1998.

               October 15, 1998    - Reported Items 5 and 7.
               October 16, 1998    - Reported Items 5 and 7.
               November 19, 1998   - Reported Items 5 and 7.

(c)            Exhibits

                    Included as exhibits are the items listed in the Exhibit
               Index. CompX will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to CompX of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request.

Item No.                             Exhibit Item


  3.1 Restated Certificate of Incorporation of Registrant - incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No.
        333-42643).

  3.2   Bylaws of Registrant - incorporated by reference to
        Exhibit 3.2 of the Registrant's Registration Statement on
        Form S-1 (File No. 333-42643).

 10.1 Intercorporate Services Agreement between the Registrant and Valhi, Inc. effective as of January 1, 1998.

 10.2 Intercorporate Services Agreement between the Registrant and NL Industries, Inc. effective as of January 1, 1998.

 10.3* CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No.
        333-42643).

 10.4* CompX International Inc. Variable Compensation Plan effective as of January 1, 1999.


Item No.                             Exhibit Item


 10.5   Agreement between Haworth, Inc. and Waterloo Furniture
        Components, Ltd. and Waterloo Furniture Components, Inc.
        effective October 1, 1992 - incorporated by reference to

        Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

 10.6   Tax Sharing Agreement among the Registrant, Valcor, Inc.
        and Valhi, Inc. dated as of January 2, 1998 - incorporated by reference to Exhibit 10.4 of the Registrant's
        Registration Statement on Form S-1 (File No. 333-42643).

 10.7 $100,000,000 Credit Agreement between the Registrant, Bankers Trust Company, as Agent and various lending institutions dated February 26, 1998 - incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

 10.8 Stock Purchase Agreement between CompX International Inc. and Shareholders of Fort Lock Corporation dated February 3, 1998 - incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

 10.9 Offer and Acquisition Agreement dated December 18, 1998 between CompX International Inc. and Thomas Regout Holding N.V. - incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 1-13905) dated January 29, 1999.

 21.1   Subsidiaries of the Registrant.

 23.1   Consent of PricwaterhouseCoopers LLP

 27.1   Financial Data Schedule for the year ended December 31,
        1998.


 99.1   Annual Report of the National Cabinet Lock, Inc.
        Contributory Retirement Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 1998.



















*Management contract, compensatory plan or agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPX INTERNATIONAL INC.

                              By:       /s/ Joseph S. Compofelice

                                     Joseph S. Compofelice
                             Chairman of the Board, President and Chief
                             Executive Officer
                                 (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                 TITLE                  DATE


/s/ Joseph S.            Chairman of the Board,  March 22, 1999
                          President and Chief
Compofelice
                           Executive Officer
Joseph S. Compofelice          (Principal
                           Executive Officer)


/s/ John A. Miller           Vice President      March 22, 1999
                          and Chief Financial
John A. Miller
                         Officer and Treasurer
                          (Principal Financial

                                Officer)


/s/ David A. Bowers        Vice President and    March 22, 1999
                                Director
David A. Bowers


/s/ Todd W. Strange        Vice President and    March 22, 1999
                         Controller (Principal

                          Accounting Officer)
Todd W. Strange


/s/ Glenn R. Simmons            Director         March 22, 1999



Glenn R. Simmons


/s/ Robert W. Singer            Director         March 22, 1999



Robert W. Singer


/s/ Edward J. Hardin            Director         March 22, 1999



Edward J. Hardin


/s/ Paul M. Bass                Director         March 22, 1999



Paul M. Bass


/s/ Ann Manix                   Director         March 22, 1999

Ann Manix

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                     PAGE

  Report of Independent Accountants                       F-1

  Consolidated Balance Sheets - December 31, 1997 and 1998    F-2

  Consolidated Statements of Income -
   Years ended December 31, 1996, 1997 and 1998           F-4

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1996, 1997 and 1998           F-5

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1996, 1997 and 1998           F-6

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1996, 1997 and 1998           F-8

  Notes to Consolidated Financial Statements              F-9



FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                       S-1
  Schedule II - Valuation and qualifying accounts         S-2



    Schedules I, III and IV are omitted because they are not applicable.






                REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of CompX International Inc.:

    In our opinion, the accompanying consolidated balance sheets of CompX International Inc. and Subsidiaries, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                       PricewaterhouseCoopers LLP

Dallas, Texas
February 19, 1999

            COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1997 AND 1998

                (IN THOUSANDS, EXCEPT SHARE DATA)

              ASSETS                                  1997       1998

Current assets:
  Cash and cash equivalents                        $19,187   $ 47,363
  Accounts receivable, less allowance for
   doubtful accounts of $311 and $310               14,573     18,976
  Receivable from affiliates                          -           573
  Refundable income taxes                             -           524
  Inventories                                       11,073     16,952
  Prepaid expenses                                     161      1,381
  Deferred income taxes                                438        688


      Total current assets                          45,432     86,457


Other assets:
  Goodwill                                            -        22,317
  Other intangible assets                               66      2,938
  Deferred income taxes                                133       -
  Other                                               -           400


      Total other assets                               199     25,655


Property and equipment:
  Land                                                 383      1,219
  Buildings                                          8,194     13,678
  Equipment                                         24,343     39,216
  Construction in progress                             707      3,533

                                                    33,627     57,646
  Less accumulated depreciation                     15,464     17,376


      Net property and equipment                    18,163     40,270


                                                   $63,794   $152,382







            COMPX INTERNATIONAL INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    DECEMBER 31, 1997 AND 1998

                (IN THOUSANDS, EXCEPT SHARE DATA)

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         1997       1998

Current liabilities:
  Demand note payable to Valcor                        $50,000     $   -
  Current maturities of long-term debt                     113          609
  Accounts payable and accrued liabilities              11,427       17,243
  Other payable to affiliates                              331         -
  Income taxes                                           2,559        2,415


      Total current liabilities                         64,430       20,267


Noncurrent liabilities:
  Long-term debt                                           262        1,082
  Deferred income taxes                                    115          983
  Other                                                    150         -


      Total noncurrent liabilities                         527        2,065


Minority interest                                         -               4


Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 1,000 shares
   authorized, none issued                                -            -
  Class A common stock, $.01 par value;
   20,000,000 shares authorized; nil and 6,144,880
   shares issued and outstanding                          -              61
  Class B common stock, $.01 par value;

   10,000,000 shares authorized, issued and outstandin     100          100
  Additional paid-in capital                             4,412      118,027
  Retained earnings (deficit)                           (4,596)      14,270
  Accumulated other comprehensive income-
   currency translation
                                                        (1,079)      (2,412)


      Total stockholders' equity (deficit)              (1,163)     130,046


                                                       $63,794     $152,382









Commitments and contingencies (Notes 2 and 11)

            COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1996       1997      1998

Net sales                                     $88,744   $108,652   $152,093


Costs and expenses:
  Cost of sales                                58,295     70,638    102,004
  Selling, general and administrative           9,094     10,546     19,706
  Other income, net                              (759)      (872)    (1,546)
  General corporate expense (income), net          12        472     (1,700)
  Interest expense                                 18        199      1,094


                                               66,660     80,983    119,558


      Income before income taxes and
       minority interest                       22,084     27,669     32,535

Provision for income taxes                      9,055     11,019     12,034

Minority interest                                -          -          (165)


      Net income                              $13,029   $ 16,650   $ 20,666




Basic and diluted earnings per common share   $  1.30   $   1.67   $   1.37




Shares used in the calculation of earnings per share amounts:

  Basic earnings per share                     10,000     10,000     15,052
  Dilutive impact of stock options               -          -            32


  Diluted earnings per share                   10,000     10,000     15,084







                   COMPX INTERNATIONAL INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                        1996        1997       1998

Net income                           $13,029     $16,650     $20,666


Other comprehensive income -

  Currency translation adjustment:

    Pre-tax amount                      (234)     (1,472)     (2,001)
    Less income tax benefit              (82)       (515)       (668)


    Total other comprehensive incom     (152)       (957)     (1,333)


      Comprehensive income           $12,877     $15,693     $19,333







            COMPX INTERNATIONAL INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                                1996      1997      1998

Cash flows from operating activities:
  Net income                                  $13,029   $16,650  $ 20,666
  Depreciation and amortization                 2,483     2,811     4,538
  Deferred income taxes                          (625)     (651)     (830)
  Noncash stock award of Management Shares       -         -        3,298
  Minority interest                              -         -         (165)
  Other, net                                      206       338       (85)
  Change in assets and liabilities:
    Accounts receivable                        (1,093)   (3,117)   (1,319)
    Inventories                                (1,662)     (194)     (375)
    Accounts payable and accrued liabilities   (1,277)    4,531     1,486
    Accounts with affiliates                      (59)      710      (904)
    Income taxes                                 (221)    1,502      (687)
    Other, net                                   (306)      372    (1,357)


      Net cash provided by operating           10,475    22,952    24,266
activities


Cash flows from investing activities:
  Capital expenditures                         (2,287)   (5,536)  (12,928)
  Purchase of business units                     -         -      (41,646)
  Other, net                                      263        15       398


      Net cash used by investing activities    (2,024)   (5,521)  (54,176)


Cash flows from financing activities:
  Long-term debt:
    Additions                                    -          369    75,475
    Principal payments                            (74)     (156)  (75,157)
    Deferred financing costs paid                -         -         (200)
  Repayment of demand note to Valcor             -         -      (50,000)
  Issuance of common stock                       -         -      110,378
  Dividends                                    (6,247)   (6,098)   (1,800)


      Net cash provided (used) by financing
       activities
                                               (6,321)   (5,885)   58,696


Net increase                                  $ 2,130   $11,546  $ 28,786




                   COMPX INTERNATIONAL INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                               1996      1997       1998

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing
     activities                              $ 2,130   $11,546    $28,786
    Business units acquired                    -          -           387
    Currency translation                       (128)      (909)      (997)
  Balance at beginning of year                 6,548     8,550     19,187


  Balance at end of year                     $ 8,550   $19,187    $47,363



Supplemental disclosures:
  Cash paid for:
    Interest                                 $    18   $    35    $ 1,244
    Income taxes                              9,974      9,617     14,449

  Dividend in the form of a demand note      $  -      $50,000    $  -
payable

  Net assets consolidated - business
   units acquired:
    Cash and cash equivalents                $  -      $  -       $   387
    Goodwill                                   -          -        23,145
    Other intangible assets                    -          -         3,057
    Other non-cash assets                      -          -        21,653
    Liabilities                                 -         -        (6,596)


    Cash paid                                $  -      $  -       $41,646





                        COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                      (IN THOUSANDS)




                                                      ADDITIONAL
                                   COMMON STOCK        PAID-IN
                                                        CAPITAL
                                 CLASS A   CLASS B

Balance at December 31, 1995     $ -        $100    $  4,412

Net income                         -          -         -
Other comprehensive income         -          -         -
Cash dividends                     -          -         -


Balance at December 31, 1996       -         100       4,412

Net income                         -          -         -
Other comprehensive income         -          -         -
Dividends:
  Cash                             -          -         -
  Noncash                          -          -         -


Balance at December 31, 1997       -         100       4,412

Net income                         -          -         -
Other comprehensive income         -          -         -
Cash dividends                     -          -         -

Issuance of common stock:


  Initial public offering          60         -      110,318
  Management shares                 1         -        3,297



Balance at December 31, 1998     $ 61       $100    $118,027



                                            ACCUMULATED OTHER
                                              COMPREHENSIVE
                                                 INCOME -           TOTAL
                                  RETAINED       CURRENCY       STOCKHOLDER'S
                                  EARNINGS     TRANSLATION         EQUITY
                                 (DEFICIT)                        (DEFICIT)

Balance at December 31, 1995     $ 28,070        $    30           $ 32,612

Net income                         13,029            -               13,029
Other comprehensive income           -              (152)              (152)
Cash dividends                     (6,247)          -                (6,247)


Balance at December 31, 1996       34,852           (122)            39,242

Net income                         16,650           -                16,650
Other comprehensive income           -              (957)              (957)

Dividends:
  Cash                             (6,098)          -                (6,098)
  Noncash                         (50,000)          -               (50,000)


Balance at December 31, 1997       (4,596)        (1,079)            (1,163)

Net income                         20,666           -                20,666
Other comprehensive income           -            (1,333)            (1,333)
Cash dividends                     (1,800)          -                (1,800)
Issuance of common stock:


  Initial public offering            -              -               110,378
  Management shares                  -



Balance at December 31, 1998     $ 14,270        $(2,412)          $130,046




            COMPX INTERNATIONAL INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization. CompX International Inc. (NYSE: CIX) is 64% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. Prior to the Company's March 1998 initial public offering, the Company was a wholly-owned subsidiary of Valcor. The Company manufactures and sells component products (ergonomic computer support systems, precision ball bearing slides and locking systems), primarily in North America. Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control each of such companies and the Company.

     Management estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of CompX International Inc. and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 1996 and 1997 each consisted of 52 weeks, and the year ended December 31, 1998 consisted of 53 weeks.

    Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently. The net foreign currency transaction gain, included in other income, net, was $136,000 in 1996, $303,000 in 1997 and $512,000 in 1998.

    Cash and cash equivalents. Cash equivalents consist principally of bank time deposits and government and commercial notes with original maturities of three months or less.

    Net sales.  Sales are recorded when products are shipped.

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventories are based on average cost or the first-in, first-out method.

    Property, equipment and depreciation. Property and equipment, including purchased computer software for internal use, are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Depreciation is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 10 years for equipment.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 20 years and is stated net of accumulated amortization of $.8 million at December 31, 1998. The Company's criteria for evaluating the recoverability of goodwill includes consideration of the estimated fair value of the businesses acquired.

    Other intangible assets, consisting primarily of the estimated fair value of certain patents acquired, are being amortized by the straight-line method over the lives of such patents (approximately 14.25 years remaining at December 31, 1998) and are stated net of accumulated amortization of $.2 million at December 31, 1998.

    Income taxes. Prior to March 1998, the Company was a member of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for federal income taxes on a separate company basis. Subsidiaries of Contran make payments to, or receive payments from, Contran in the amount they would have paid to or received from the Internal Revenue Service had they not been members of the

Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. Subsequent to the Company's initial public offering of shares of its Class A common stock in March 1998, the Company became a separate U.S. federal income taxpayer and is no longer a member of the Contran Tax Group.

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregate $16 million at December 31, 1998.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. All outstanding stock options were included in the calculation of diluted earnings per share in 1998.

    Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in any of the past three years.

     New accounting principle not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.

    Other. Advertising costs, expensed as incurred, were $410,000 in 1996, $555,000 in 1997 and $423,000 in 1998. Research and development costs, expensed as incurred, were $460,000 in 1996, $468,000 in 1997 and $643,000 in 1998.

NOTE 2 - BUSINESS UNITS ACQUIRED:

     In 1998, the Company acquired two U.S. lock competitors for an aggregate cash purchase price of approximately $41.6 million. Funding for the acquisitions was provided by cash on hand and $25 million of borrowings under the Company's $100 million revolving credit facility discussed in Note 6. The Company accounted for the acquisitions by the purchase method of accounting and, accordingly, the results of operations and cash flows of the businesses acquired are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair values. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired.

     Assuming the Fort Lock Acquisition occurred as of January 1, 1997, the Company's unaudited pro forma net sales would have been $137.9 million and $156.7 million, net income would have been $18.6 million and $21.3 million and diluted earnings per common share would have been $1.15 and $1.31 on weighted average diluted shares of 16.2 million for the years ended December 31, 1997 and 1998, respectively. The unaudited pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of these periods, nor does it purport to represent results of future operations of the combined companies.

     In January 1999, the Company acquired a precision ball bearing slide competitor based in The Netherlands for aggregate cash consideration of NLG 98 million ($52.2 million), using funds on hand and $20 million of borrowing under the Company's revolving credit facility. This acquisition will also be accounted for by the purchase method, and accordingly the results of operations and cash flows of the acquired business will be included in the Company's consolidated financial statements effective January 1, 1999. These operations generated sales of approximately $59 million during its latest fiscal year. In connection with this acquisition, the Company entered into a short-term currency forward contract on December 30, 1998 to purchase NLG 75.0 million for $40.1 million, which contract was executed on January 19, 1999. The estimated fair value of such forward contract at December 31, 1998 is insignificant.

NOTE 3 -     BUSINESS AND GEOGRAPHIC SEGMENTS:

     The Company operates in one business segment - the manufacture and sale of component products (ergonomic computer support systems, precision ball bearing slides and locking systems) for furniture and other markets. The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including interest and dividend income) which are not attributable to the operations of the reportable operating segment. The accounting policies of the reportable operating segment are the same as those described in Note 1. Interest income included in the calculation of segment operating income aggregated $.4 million in 1996, $.5 million in 1997 and $.6 million in 1998. Capital expenditures include additions to property and equipment but exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See
Note 2.

     Segment assets are comprised of all assets attributable to the reportable operating segment. Corporate assets are not attributable to the operating segment and consist of cash and cash equivalents. For geographic information, net sales are attributed to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment are attributed to their physical location. At December 31, 1998, the net assets of non-U.S. subsidiaries (principally Canada) included in consolidated net assets approximated $37.6 million.

                                           YEARS ENDED DECEMBER 31,

                                          1996      1997       1998

                                                (IN THOUSANDS)
Net sales:
  Point of origin:
    Canada                              $65,758  $ 80,632   $ 92,272
    United States                        22,986    28,020     58,018
    Other                                  -         -         1,803


                                        $88,744  $108,652   $152,093



  Point of destination:
    United States                       $58,155  $ 70,354   $105,189
    Canada                               27,763    33,974     40,284
    Other                                 2,826     4,324      6,620


                                        $88,744  $108,652   $152,093




Operating income                        $22,114  $ 28,340   $ 31,929
General corporate income (expense), net     (12)     (472)     1,700
Interest expense                            (18)     (199)    (1,094)

  Income before income taxes            $22,084  $ 27,699   $ 32,535




                                                DECEMBER 31,

                                          1996    1997      1998

                                               (IN THOUSANDS)
Total assets:
  Operating segment                    $48,450   $63,794  $121,645
  Corporate                               -         -       30,737


                                       $48,450   $63,794  $152,382



Net property and equipment:
  Canada                               $10,681   $12,567  $ 18,307
  United States                          5,478     5,596    20,607
  Other                                   -         -        1,356


                                       $16,159   $18,163  $ 40,270








NOTE 4 -     INVENTORIES:

                                                     DECEMBER 31,

                                                   1997       1998

                                                    (IN THOUSANDS)
Raw materials                                    $ 2,057    $ 6,520
Work in process                                    5,193      5,748
Finished products                                  3,775      4,634
Supplies                                              48         50


                                                 $11,073    $16,952





NOTE 5 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                      DECEMBER 31,

                                                    1997        1998

                                                     (IN THOUSANDS)
Accounts payable                                  $ 5,497      $ 8,589
Accrued liabilities:
  Employee benefits                                 3,490        4,498
  Insurance                                           633          842
  Royalties                                           447          504
  Other                                             1,360        2,810


                                                  $11,427      $17,243





NOTE 6 -     INDEBTEDNESS:

    At December 31, 1998, long-term debt consists of (i) French-franc denominated bank debt ($1.3 million) bearing interest at fixed interest rates between 6% and 7% and due through 2003 and (ii) capital lease obligations ($.4 million) due through 2002. The fair value of such bank debt is deemed to approximate its net book value.

     In February, 1998, the Company entered into a new $100 million unsecured revolving credit facility. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. In February 1998, the Company utilized borrowings under the facility to repay fully the Valcor Note discussed in Note 10. Borrowings under the facility (nil outstanding at December 31, 1998) were repaid with a portion of the net proceeds of the Company's initial public offering discussed in Note 9. The facility matures in 2003. Borrowings of up to $100 million are available, subject to limitation with respect to compliance with certain coverage ratios and covenants. At December 31, 1998, $100 million was available for borrowing under this facility. The facility has no required principal amortization payments prior to maturity absent noncompliance with certain covenants and conditions of the agreement. Amounts drawn under the facility will bear interest at the Eurodollar Rate plus between 17.5 and 90.0 basis points depending on certain coverage ratios for the most recent four quarter period. The facility contains certain covenants and restrictions customary in lending transactions of this type, including restrictions on the payment of dividends and requirements to maintain specified levels of consolidated net worth (as defined). At December 31, 1998, no amounts are available for dividends.

    Aggregate maturities of long-term debt at December 31, 1998 are shown in the table below.

Years ending December 31,                                AMOUNT

                                                     (IN THOUSANDS)
  1999                                                  $  609
  2000                                                     703
  2001                                                     194
  2002                                                     143
  2003                                                      42


                                                        $1,691





NOTE 7 -     EMPLOYEE BENEFIT PLANS:

    Substantially all of the Company's employees are eligible to participate in Company-sponsored contributory savings plans with partial matching Company contributions. In addition, certain U.S. employees participate in a Company-sponsored noncontributory defined contribution plan with Company contributions based on a profit sharing formula. Company contributions to these plans aggregated $842,000 in 1996, $1,051,000 in 1997 and $1,074,000 in 1998.

NOTE 8 -     INCOME TAXES:

    The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                           YEARS ENDED DECEMBER 31,

                                           1996       1997      1998

                                                (IN THOUSANDS)
Components of pre-tax income:
  United States                          $ 5,667   $ 7,136     $ 6,835
  Non-U.S.                                16,417    20,533      25,700


                                         $22,084   $27,669     $32,535



Provision for income taxes:
  Currently payable:
    U.S. federal and state               $ 1,936   $ 2,747     $ 3,351
    Foreign                                7,744     8,923       9,513


                                           9,680    11,670      12,864

  Deferred taxes:
    U.S.                                    (872)      (85)       (714)
    Foreign                                  247      (566)       (116)


                                            (625)     (651)       (830)

                                         $ 9,055   $11,019     $12,034



Expected tax expense, at the U.S.
federal                                  $ 7,729   $ 9,684     $11,387
 statutory income tax rate of 35%

Non-U.S. tax rates                           128       550         134

Incremental U.S. tax on earnings of
 Canadian subsidiary                       1,050       631        -

No tax benefit for goodwill amortizatio     -         -            290

State income taxes and other, net            148       154         223


                                         $ 9,055   $11,019     $12,034



Comprehensive provision (benefit) for
income
 taxes allocable to:
  Pre-tax income                         $ 9,055   $11,019     $12,034
  Other comprehensive income -
   currency translation                      (82)     (515)       (668)


                                         $ 8,973   $10,504     $11,366





    The components of net deferred tax assets (liabilities) are summarized below.

                                                              DECEMBER 31,

                                                           1997         1998

                                                             (IN THOUSANDS)
Tax effect of temporary differences relating to:
  Inventories                                             $ 198      $   299
  Property and equipment                                   (717)      (3,023)
  Accrued liabilities and other deductible differences      447        1,160
  Investment in Canadian subsidiary not a member of th
   consolidated tax group
                                                            627        1,298
  Other taxable differences                                 (99)         (29)


                                                          $ 456      $  (295)



Net current deferred tax assets                           $ 438      $   688
Net noncurrent deferred tax assets                          133         -
Net noncurrent deferred tax liabilities                    (115)        (983)


                                                          $ 456      $  (295)




NOTE 9 - STOCKHOLDERS' EQUITY:

    Recapitalization. In February 1998, the Company amended and restated its certificate of incorporation. As amended, the authorized capital stock of the Company consists of shares of Class A Common Stock (20,000,000 shares authorized) and Class B Common Stock (10,000,000 shares authorized), each par value $.01 per share, and 1,000 shares of preferred stock, par value $.01 per share. Upon the effectiveness of the amendment and restatement of the certificate of incorporation, the 1,000 shares of the Company's common stock, $1 par value, previously outstanding and all held by Valcor, Inc., were reclassified into 10,000,000 shares of the Company's Class B Common Stock.

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


    Public offering. In March 1998, the Company completed an initial public offering of 5,980,000 shares of the Company's Class A Common Stock at an offering price to the public of $20.00 per share. The net proceeds to the Company were approximately $110.4 million. A majority of the net proceeds to the Company from the offering were used to repay borrowings under the Company's revolving credit facility discussed in Note 6.

    Stock award grants. In March 1998, the Company granted 164,880 shares of Class A Common Stock to certain key individuals of the Company (the "Management Shares") for their services in connection with the initial public offering. The Company valued such Class A shares awarded at the initial public offering price of $20 per share, and the aggregate value of the Class A shares awarded was approximately $3.3 million. The Company recognized a charge, at the time of the completion of the public offering, equal to the aggregate value of the Class A shares awarded.

     Incentive compensation plan. The CompX International Inc. 1997 Incentive Compensation Plan provides for the award or grant of stock options, stock appreciation rights, performance grants and other awards to employees and other individuals providing services to the Company. Up to 1.5 million shares of Class A Common Stock may be issued pursuant to the plan. Stock options are granted at prices not less than the market price of the Company's stock on the date of grant, and generally vest over five years and expire ten years from the date of grant.

     The following table sets forth changes in outstanding options during 1998. The options granted in 1998 were issued concurrent with completion of the initial public offering discussed above at an exercise price equal to the $20 per share initial public offering price.

                                                              AMOUNT
                                                EXERCISE      PAYABLE
                                                PRICE PER      UPON
                                      SHARES      SHARE      EXERCISE

                                            (IN THOUSANDS, EXCEPT
                                              PER SHARE AMOUNTS)
Outstanding at December 31, 1997      -          $  -         $  -

Granted                               440         20.00        8,800
Canceled                              (21)        20.00         (410)


Outstanding at December 31, 1998      419        $20.00       $8,390




     Outstanding options at December 31, 1998 represent approximately 7% of the Company's outstanding Class A common shares at that date and expire in 2008. At December 31, 1998, no options were exercisable, options to purchase 84,000 shares are scheduled to become exercisable in 1999 and an aggregate of 916,000 shares were available for future grants.

     Other. The following pro forma information, required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of CompX options issued in 1998. The weighted average fair value of CompX options granted during 1998 was $12.83 per share. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 43%, risk-free rate of return of 5.9%, dividend yields of nil and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

     Had the Company elected to account for its stock-based employee compensation for all awards granted in 1998 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $.7 million in 1998, or $.05 per basic share. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

NOTE 10 -    RELATED PARTY TRANSACTIONS:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

    It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     In December 1997, the Company paid a $50 million dividend to Valcor in the form of a $50 million demand note payable (the "Valcor Note"). The Valcor Note was unsecured and bore interest at a fixed rate of 6%. Interest expense related to the Valcor Note was $164,000 in 1997 and $460,000 in 1998. The Valcor Note was repaid in February 1998 using proceeds from the Company's new revolving credit facility discussed in Note 6.


    Receivables from and payables to affiliates are summarized below.


                                                    DECEMBER 31,

                                                    1997     1998

                                                    (IN THOUSANDS)
Receivable from affiliates - income taxes        $  -      $   573



Payable to affiliates:
  Valcor Note                                    $50,000   $  -
  Income taxes and other                             331      -



                                                 $50,331   $  -





     Under the terms of Intercorporate Service Agreements with Valhi, Valhi performs certain management, financial and administrative services for the Company on a fee basis. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Valhi employees and the compensation of such persons. Fees pursuant to these agreements were $300,000 in 1996, $260,000 in 1997 and $310,000 in 1998. Certain of the Company's insurance coverages are arranged for and brokered by EWI Re, Inc. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. The Company generally does not compensate EWI directly for insurance, but understands that consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters. Net charges from related parties for services provided in the ordinary course of business, principally charges for insuring property and other risks, aggregated $149,000 in 1996, $208,000 in 1997 and $391,000 in 1998. These
fees and charges are principally pass-through in nature and, in the Company's opinion, are reasonable and not materially different from those that would have been incurred on a stand-alone basis.

    Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. Prior to March 1998, the Company paid Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounted for the related expense (credit) of $9,000 in 1996, $472,000 in 1997 and $(274,000) in 1998 in a manner similar to accounting for stock appreciation rights. Effective March 1998, the Company no longer pays Valhi upon the exercise of such options. Restricted stock which was granted was forfeitable unless certain periods of employment were completed.
The Company paid Valhi the market value of the restricted shares on the dates the restrictions expired, and accrued the related expense over the restriction period. Expense related to restricted stock was $3,000 in 1996. All outstanding restricted stock vested in 1996.


NOTE 11 -    COMMITMENTS AND CONTINGENCIES:

    Legal proceedings. The Company is involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently no environmental or other material litigation is pending or, to the knowledge of the Company, threatened. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

    Income taxes. The Company is undergoing examinations of certain of its income tax returns, and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     While the Company was a member of the Contran Tax Group, the Company and Valcor were parties to a tax sharing agreement which provided for the allocation of tax liabilities and tax payments as described in Note 1. The Company was jointly and severally liable for the federal income tax of Contran and the other companies included in the Contran Tax Group for all periods in which the Company was included in Contran Tax Group. Valcor and Valhi have agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability computed in accordance with the tax sharing agreement.


    Concentration of credit risk. The Company's products are sold primarily to original equipment manufacturers in the U.S. and Canada. The ten largest customers accounted for approximately 40% of sales in 1998 with nine of such customers located in the United States and one customer, Hon Company, accounted for approximately 10% of sales (1997 and 1996 - approximately one-third of sales with six located in the United States).

    At December 31, 1998, approximately 74% of the Company's cash and cash equivalents was invested in A1 or P1-grade commercial paper issued by various third parties having a maturity of three months or less (1997 - 70%).

    Other. Royalty expense was $601,000 in 1996, $849,000 in 1997 and $1,105,000 in 1998. Royalties relate principally to certain Canadian-produced products sold in the United States and are based upon volume.

    Rent expense, principally for equipment, was $387,000 in 1996 and $425,000 in 1997 and $496,000 in 1998. At December 31, 1998, future minimum rentals under noncancellable operating leases are approximately $338,000 in 1999, $291,000 in 2000, $228,000 in 2001, $99,000 in 2002 and $12,000 in 2003.

NOTE 12 -    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                 QUARTER ENDED

                                   MARCH 31  JUNE 30  SEPT. 30   DEC. 31

                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNT)
1997:
  Net sales                          $25.8    $27.4     $27.0      $28.4
  Operating income                     6.3      6.9       6.9        8.2
  Net income                           3.7      4.2       4.1        4.7

  Basic and diluted earnings per
   share                             $ .37    $ .42     $ .41      $ .47

1998:
  Net sales                          $32.1    $39.7     $38.7      $41.6
  Operating income                     4.3      9.1       8.7        9.8
  Net income                           2.2      6.1       6.0        6.5

  Basic and diluted earnings per     $ .18    $ .38     $ .37      $ .40

share



    The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.








                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of CompX International Inc.:

    Our report on the consolidated financial statements of CompX International Inc. and Subsidiaries as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K, also included an audit of the financial statement schedules of CompX International Inc. and Subsidiaries listed in the index on page F of this Annual Report on Form 10-K. In our opinion, based upon our audits, these financial statement schedules present fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.







                                       PricewaterhouseCoopers LLP


Dallas, Texas
February 19, 1999

                   COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                         ADDITIONS
                                           BALANCE AT   CHARGED TO
                                            BEGINNING    COSTS AND
               DESCRIPTION                   OF YEAR     EXPENSES    DEDUCTIONS


YEAR ENDED DECEMBER 31, 1996:

  Allowance for doubtful accounts             $138        $184          $(199)





  Amortization of other intangible assets     $ 26        $ 18          $ (17)





YEAR ENDED DECEMBER 31, 1997:




  Allowance for doubtful accounts             $167        $193          $ (58)


  Amortization of other intangible assets     $ 27        $ 12          $  -



YEAR ENDED DECEMBER 31, 1998:

  Allowance for doubtful accounts             $311        $109          $(210)





  Amortization of goodwill                    $ -         $828          $  -





  Amortization of other intangible assets     $ 39        $182          $  -








                                              RECOVERIES                BALANCE
                                             AND CURRENCY               AT END
                DESCRIPTION                   TRANSLATION   OTHER(A)    OF YEAR



YEAR ENDED DECEMBER 31, 1996:

  Allowance for doubtful accounts                $ 44         $ -         $167





  Amortization of other intangible assets        $ -          $ -         $ 27





YEAR ENDED DECEMBER 31, 1997:




  Allowance for doubtful accounts                $  9         $ -         $311





  Amortization of other intangible assets        $ -          $ -         $ 39





YEAR ENDED DECEMBER 31, 1998:

  Allowance for doubtful accounts                $(10)        $110        $310





  Amortization of goodwill                       $ -          $ -         $828





  Amortization of other intangible assets        $ (5)        $ -         $216











(a) 1998 - Business units acquired.