Form 10-Q
period 1999-03-31
COMPX INTERNATIONAL INC
filed 1999-05-12
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1999            COMMISSION FILE NUMBER 1-13905





                            COMPX INTERNATIONAL INC.

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                     57-0981653

(State or other jurisdiction of                (IRS Employer incorporation or
         organization)                                Identification No.)


            16825 NORTHCHASE DRIVE, SUITE 1200, HOUSTON. TEXAS 77060

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



NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING ON MAY 5, 1999: 6,144,880.

                     COMPX INTERNATIONAL INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1998
          and March 31, 1999                               3-4

         Consolidated Statements of Income -
          Three months ended March 31, 1998 and 1999        5

         Consolidated Statements of Comprehensive Income -
          Three months ended March 31, 1998 and 1999        6

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1999                 7

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1999        8-9

         Notes to Consolidated Financial Statements        10-13

  Item 2. Management's Discussion and Analysis of Financial

          Condition and Results of Operations.             14-18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                 19

                     COMPX INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31,  MARCH 31,
                                               1998        1999

Current assets:
  Cash and cash equivalents                 $ 47,363    $ 14,539
  Accounts receivable                         18,976      26,001
  Receivable from affiliate                      573         469
  Refundable income taxes                        524         541
  Inventories                                 16,952      25,631
  Prepaid expenses                             1,381       1,600
  Deferred income taxes                          688       1,140


      Total current assets                    86,457      69,921


Other assets:
  Goodwill                                    22,317      36,481
  Other intangible assets                      2,938       2,945
  Deferred income taxes                            -       2,619
  Other                                          400         182


      Total other assets                      25,655      42,227


Property and equipment:
  Land                                         1,219       3,490
  Buildings                                   13,678      25,839
  Equipment                                   39,216      54,280
  Construction in progress                     3,533       6,502

                                              57,646      90,111
  Less accumulated depreciation               17,376      19,416


      Net property and equipment              40,270      70,695


                                            $152,382    $182,843




                     COMPX INTERNATIONAL INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY       DECEMBER 31,   MARCH 31,
                                               1998         1999

Current liabilities:
  Current maturities of long-term debt     $    609      $    529
  Accounts payable and accrued liabilitie    17,243        20,908
  Income taxes                                2,415           705


      Total current liabilities              20,267        22,142


Noncurrent liabilities:
  Long-term debt                              1,082        21,420
  Deferred income taxes                         983         2,481
  Accrued pension costs                          -          1,516
  Other                                          -          1,841


      Total noncurrent liabilities            2,065        27,258


Minority interest                                 4            42


Stockholders' equity:
  Preferred stock                              -             -
  Class A common stock                           61            61
  Class B common stock                          100           100
  Additional paid-in capital                118,027       118,027
  Retained earnings                          14,270        20,191

  Accumulated other comprehensive income
   - currency translation
                                             (2,412)       (4,978)


      Total stockholders' equity            130,046       133,401


                                           $152,382      $182,843











Commitments and contingencies (Note 1)

                     COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                         1998       1999

Net sales                                              $32,129     $55,204


Costs and expenses:
  Cost of sales                                         21,393      39,071
  Selling, general and administrative                    6,913       6,534
  Other income, net                                       (497)       (125)
  Interest expense                                         736         394


                                                        28,545      45,874


    Income before income taxes and minority interest     3,584       9,330

Provision for income taxes                               1,434       3,451


    Income before minority interest                      2,150       5,879

Minority interest                                          (16)        (42)


    Net income                                         $ 2,166     $ 5,921




Basic and diluted earnings per common share            $   .18     $   .37



Shares used in the calculation of per share amounts:
  Basic earnings per common share                       11,775      16,145
  Dilutive impact of outstanding stock options              22           1


  Diluted earnings per common share                     11,797      16,146








                            COMPX INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                 1998        1999

Net income                                      $2,166    $ 5,921


Other comprehensive income -

  currency translation adjustment, net of tax      209     (2,566)


      Comprehensive income                      $2,375    $ 3,355







              COMPX INTERNATIONAL INC.

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         THREE MONTHS ENDED MARCH 31, 1999

                   (IN THOUSANDS)

                                                          ADDITIONAL
                                      COMMON STOCK          PAID-IN
                                                            CAPITAL
                                    CLASS A    CLASS B


Balance at December 31, 1998         $61      $100       $118,027

Net income                            -         -             -

Other comprehensive income, net       -         -             -


Balance at March 31, 1999            $61      $100       $118,027








                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE
                                                  INCOME -         TOTAL
                                    RETAINED      CURRENCY     STOCKHOLDERS'
                                     EARNINGS    TRANSLATION      EQUITY


Balance at December 31, 1998        $14,270     $(2,412)       $130,046

Net income                            5,921         -             5,921

Other comprehensive income, net        -         (2,566)         (2,566)


Balance at March 31, 1999           $20,191     $(4,978)       $133,401







                     COMPX INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                        1998       1999

Cash flows from operating activities:
  Net income                                        $  2,166    $  5,921
  Depreciation, depletion and amortization               958       2,348
  Deferred income taxes                                   93          25
  Noncash stock award of Management Shares             3,298         -
  Other, net                                            (151)         49

                                                       6,364       8,343
  Change in assets and liabilities:
    Accounts receivable                               (1,426)     (1,255)
    Inventories                                         (438)       (355)
    Accounts payable and accrued liabilities          (1,119)     (5,247)
    Accounts with affiliates                          (1,049)         40
    Income taxes                                      (1,636)       (411)
    Other, net                                          (353)       (366)


      Net cash provided by operating activities          343         749


Cash flows from investing activities:
  Capital expenditures                                (1,559)     (5,543)
  Purchase of business units                         (33,053)    (52,110)
  Other, net                                             275          40


      Net cash used by investing activities          (34,337)    (57,613)


Cash flows from financing activities:

  Indebtedness:
     Additions                                           -        20,000
     Principal payments                                 (112)       (192)
     Deferred financing costs paid                      (220)        -
  Repayment of demand note to Valcor                 (50,000)        -
  Dividends                                           (1,800)        -
  Issuance of common stock                           110,378         -


      Net cash provided by financing activities       58,246      19,808


Net increase (decrease) in cash and cash equivalent $ 24,252    $(37,056)



                     COMPX INTERNATIONAL INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                1998         1999

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities                   $24,252   $(37,056)
  Business units acquired                         -        4,157
  Currency translation                            165         75

                                               24,417    (32,824)

  Balance at beginning of period               19,187     47,363


  Balance at end of period                    $43,604   $ 14,539



Supplemental disclosures:
  Cash paid for:

    Interest                                  $   897   $    158
    Income taxes                                3,914      3,715


Business units acquired - net assets
consolidated:
    Cash and cash equivalents                 $  -      $  4,157
    Goodwill and other intangibles             23,080     14,826
    Other non-cash assets                      17,782     52,799
    Liabilities                                (7,809)   (19,672)


    Cash paid                                 $33,053   $ 52,110







                            COMPX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation and certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

    Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1998 Annual Report

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

    The Company operates in one business segment - the manufacture and sale of component products (ergonomic computer support systems, precision ball bearing slides and locking systems) for furniture and other markets. The Company is a 64%-owned subsidiary of Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc.

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                1998         1999

                                                 (IN THOUSANDS)
Net sales                                      $32,129     $55,204



Operating income                               $ 3,823     $ 9,599
Other income, net                                  497         125
Interest expense                                  (736)       (394)


    Income before income taxes                 $ 3,584     $ 9,330






    In 1999, the Company changed its definition of segment operating income, which was previously defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including interest and dividend income) which are not attributable to the operations of the reportable segment. The revised definition of operating income now also excludes all interest and dividend income and foreign currency transaction gains and losses. Operating income for the first quarter of 1998, as presented above, has been restated based on the Company's new definition. This change in definition decreased previously-reported operating income in the first quarter of 1998 by $.5 million.

NOTE 3 -     INVENTORIES:

                                          DECEMBER 31,   MARCH 31,
                                              1998          1999

                                               (IN THOUSANDS)
Raw materials                              $ 6,520       $ 8,819
Work in process                              5,748         8,267
Finished products                            4,634         8,494
Supplies                                        50            51


                                           $16,952       $25,631





NOTE 4 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                          DECEMBER 31,  MARCH 31,
                                              1998         1999

                                               (IN THOUSANDS)
Accounts payable                           $ 8,589       $11,638
Accrued liabilities:
  Employee benefits                          4,498         4,121
  Insurance                                    842           727
  Royalties                                    504           220
  Other                                      2,810         4,202


                                           $17,243       $20,908







NOTE 5 - INDEBTEDNESS:

                                          DECEMBER 31,   MARCH 31,
                                               1998         1999

                                                (IN THOUSANDS)
[S]                                        [C]           [C]
Unsecured revolving senior credit facilit    $  -        $20,000
Other                                         1,691        1,949


                                              1,691       21,949
Less current maturities                         609          529


                                             $1,082      $21,420




NOTE 6 - PROVISION FOR INCOME TAXES:

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                 1998      1999

                                                   (IN THOUSANDS)
Expected tax expense                            $1,254   $3,266
Incremental tax on non-U.S. earnings                59       58
No tax benefit for amortization of goodwill         23      147
State income taxes and other, net                   98      (20)



                                                $1,434   $3,451






NOTE 7 - ACQUISITIONS:

    In January 1999, the Company acquired Thomas Regout Holding N.V., a producer of precision ball bearing slides based in The Netherlands. The aggregate cash consideration of NLG 98 million ($52.1 million) was funded using cash on hand and borrowings of $20 million under the Company's revolving senior credit facility. See Note 5. The Company has accounted for the Thomas Regout acquisition under the purchase method of accounting, and, accordingly, Thomas
Regout's results of operations and cash flows are included in the Company's consolidated financial statements beginning January 1, 1999. The purchase price of Thomas Regout has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair values. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired. As previously reported, in March and November 1998 the Company acquired the Fort Lock Group and Timberline Lock, Ltd., respectively.

    Assuming the Fort Lock and Thomas Regout acquisitions had occurred as of January 1, 1998, the Company's unaudited pro forma net sales, operating income and net income for the three months ended March 31, 1998 would have been $51.4 million, $5.1 million, and $2.9 million, respectively, and diluted earnings per common share would have been $.24 per share. The pro forma effect of the Timberline acquisition is not material. The unaudited pro forma financial information reflects the change in the Company's definition of operating income discussed in Note 2. The unaudited pro forma financial information is not necessarily indicative of the actual results had the transactions occurred at the beginning of the period, nor do they purport to represent the results of future operations of the combined companies.


NOTE 8 - CHANGE IN ACCOUNTING ESTIMATE:

    Beginning in 1999, the Company revised the estimated useful lives of certain of its tooling costs reflecting a shift in the Company's customer base towards customers with product requirements that require specialized tooling.
Accordingly, the estimated useful lives of these types of tooling costs have been revised from a life of up to twelve months to a life of up to three years.
The effect of this change in estimate on the first quarter of 1999 was not material.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     In January 1999, the Company acquired Thomas Regout, a precision ball bearing slide producer, for a purchase price of approximately $52.1 million using available cash on hand and $20 million of borrowings under the Company's
$100 million revolving bank credit facility. As previously-reported, in March and November 1998 the Company acquired the Fort Lock Group and Timberline Lock,
Ltd., respectively.

     The Company reported net income of $5.9 million in the first quarter of 1999 compared to $2.2 million for the first quarter of 1998. Operating results for the first quarter of 1998 include a nonrecurring charge of $3.3 million
($2.3 million after tax) related to shares of the Company's Class A common stock awarded to key individuals in connection with the Company's March 1998 initial public offering. Exclusive of the charge associated with the stock award, net income in the first quarter of 1999 increased compared to the first quarter of 1998 due primarily to the inclusion of the results of operations for the full quarter of 1999 of Fort Lock, Timberline Lock and Thomas Regout.

     Assuming the Thomas Regout and Fort Lock acquisitions occurred on January
1, 1998, the Company's pro forma net sales would have been $51.4 million for the first quarter of 1998, and pro forma operating income would have been $5.1 million. Excluding the nonrecurring stock award charge discussed above, pro forma operating income in the first quarter of 1998 would have been $8.4 million. The pro forma effect of the Timberline acquisition is not material. The pro forma financial information reflects the change in the Company's definition of operating income discussed in Note 2 to the Consolidated Financial
Statements. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor does it purport to represent results of future operations of the combined companies.


    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements based on management's beliefs and assumptions using currently available information.
Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties including, but not limited to, future demand for office furniture, service industry employment levels, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, possible future litigation, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the 1998 Annual Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying consequences prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED
                                              MARCH 31,          %

                                           1998      1999      CHANGE

                                           (IN THOUSANDS)
Net sales                                 $32,129  $55,204     +72%
Operating income                            3,823    9,598    +151%



     Net sales. Net sales increased $23.1 million, or 72%, to $55.2 million in the first quarter of 1999 from $32.1 million in the first quarter of 1998. The increase is principally due to the inclusion of the results of operations for the full quarter of 1999 of Fort Lock and Timberline Lock (acquired in March and November of 1998, respectively) and Thomas Regout (acquired in January 1999). Excluding the effect of these acquisitions, net sales increased 1% compared to the first quarter of 1998. The 1% increase in net sales reflects a slowdown in the Company's product sales to the office furniture industry (primarily slides and ergonomic products, which declined 2% from the first quarter of 1998) offset by an 11% increase in net sales in the Company's security products business.

     Operating income. Operating income in the first quarter of 1999 was $9.6 million compared to $3.8 million for the first quarter of 1998. Operating income in the 1998 period includes the non-recurring stock award charge of $3.3 million discussed above and has been restated to reflect the Company's change in definition of operating income discussed in Note 2 to the Consolidated Financial Statements. Excluding the nonrecurring stock award charge, operating income increased $2.5 million, or 35%, due primarily to the three business units acquired. Excluding these acquisitions and the non-recurring stock award charge discussed above, operating income increased 4% compared to the first quarter of 1998. The increase resulted primarily from improved manufacturing efficiencies associated with increased sales volumes in the Company's security products business.

YEAR 2000 ISSUE

    As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

    The Company has installed information systems upgrades for both its U.S. and Canadian facilities which contain, among many other features, software compatibility with the Year 2000 issue. Excluding the cost of the information systems upgrades, expenditures spent to-date to address the Year 2000 issue have not been significant and the the Company does not currently anticipate spending significant additional funds to address the Year 2000 issue in the future.

    As part of its Year 2000 compliance plan, the Company is seeking confirmation from its major software and hardware vendors and primary suppliers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by the Company to-date indicate that such vendors and suppliers generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by the Company have already delivered Year 2000 compliant software. The Company plans to seek confirmation from its major customers to ensure they are Year 2000 complaint or are developing and implementing plans to become Year 2000 compliant. Notwithstanding these efforts, the Company's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

    The Company is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. The Company's plan is expected to be completed in the third quarter of 1999.

    Although the Company expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers and customers. The Company also cannot predict whether its major software vendors, who continue to test for Year

2000 compliance, will find additional problems that might result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, the Company cannot predict the impact on its consolidated financial condition or results of operations resulting from noncompliant Year 2000 systems that the Company directly or indirectly relies upon. Should the Company's Year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 Issues, the consequences to the Company could be far reaching and material, including an inability to produce products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities, delays in delivery of product to customers and a short-term inability on the part of the Company to process orders and billings in a timely manner.

EUROPEAN MONETARY CONVERSION

    Beginning January 1, 1999, eleven of the fifteen members of the European Union, including The Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro through January 1, 2002, although the exchange rates between the euro and such national currencies will remain fixed.

     The functional currencies of the Company's French lock operations and the recently acquired Thomas Regout operations in Maastricht, The Netherlands, will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations.

     In 1998 the Company assessed and evaluated the impact of the euro conversion on its business and made the necessary systems conversions. Modifications of information systems to handle euro-denominated transactions have been implemented and were not extensive. Because of the inherent uncertainty of the ultimate effect of the euro conversion, the Company cannot accurately predict the impact of the euro conversion on its consolidated results of operations, financial condition or liquidity

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated cash flows

    Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, are generally similar to the trends in the Company's earnings. Such cash flows totaled $6.4 million and $8.3 million in the first quarter of 1998 and 1999, respectively, compared to net income of $2.2 million and $5.9 million, respectively.

    Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

    Investing activities. Net cash used by investing activities totaled $34.3 million and $57.6 million in the first quarter of 1998 and 1999, respectively. Included in cash used by investing activities in the first quarter of 1999 is the $52.1 million purchase price for the acquisition of Thomas Regout. The increase in capital expenditures in 1999 relates primarily to capacity expansion and tooling costs at the Company's Kitchener facility, equipment additions designed to improve manufacturing efficiencies at the Company's security products facilities and the development of electronic commerce capabilities.

    Capital expenditures in 1999 are estimated at approximately $17 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity and the development of electronic commerce capabilities. Firm purchase commitments for capital projects not commenced at March 31, 1999 were not material.

    Financing activities. Net cash provided by financing activities totaled $58.2 million and $19.8 million in the first quarter of 1998 and 1999, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the Company's March 1998 initial public offering and the repayment of a $50 million demand note to Valcor. The Company paid dividends to its parent company aggregating $1.8 million in 1998 prior to completion of the Company's initial public offering. No dividends were paid during the first quarter of 1999. Cash flows from financing activities in the first quarter of 1999 includes $20.0 million of borrowings used to finance a portion of the acquisition of Thomas Regout.

    Management believes that cash generated from operations and borrowing availability under the Company's unsecured revolving senior credit facility ($80 million available for borrowing at March 31, 1999), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 Financial Data Selected for the three-month period ended March 31, 1999.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1999.

        January 11, 1999 - Reported Items 5 and 7.
        January 14, 1999 - Reported Items 2 and 7.
        January 18, 1999 - Reported Items 5 and 7.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   COMPX INTERNATIONAL INC.

                                         (Registrant)





Date May 12, 1999                  By /s/ John A. Miller

                                     John A. Miller
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date May 12, 1999                  By /s/ Todd W. Strange

                                     Todd W. Strange
                                     Vice President and Controller
                                     (Principal Accounting Officer)