Form 10-Q/A
period 1999-03-31
COMPX INTERNATIONAL INC
filed 1999-05-12
CIK 1049606

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

                     COMPX INTERNATIONAL INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1998
          and March 31, 1999                               3-4

         Consolidated Statements of Income -
          Three months ended March 31, 1998 and 1999        5

         Consolidated Statements of Comprehensive Income -
          Three months ended March 31, 1998 and 1999        6

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1999                 7

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1999        8-9

         Notes to Consolidated Financial Statements        10-12

  Item 2. Management's Discussion and Analysis of Financial

          Condition and Results of Operations.             13-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                 18

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




                     COMPX INTERNATIONAL INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY         DECEMBER 31,   MARCH 31,
                                                 1998         1999

Current liabilities:
  Current maturities of long-term debt        $    609     $    529
  Accounts payable and accrued liabilities      17,243       20,908
  Income taxes                                   2,415          705


      Total current liabilities                 20,267       22,142


Noncurrent liabilities:
  Long-term debt                                 1,082       21,420
  Deferred income taxes                            983        2,481
  Accrued pension costs                             -         1,516
  Other                                             -         1,841


      Total noncurrent liabilities               2,065       27,258


Minority interest                                    4           42


Stockholders' equity:
  Preferred stock                                 -            -
  Class A common stock                              61           61
  Class B common stock                             100          100
  Additional paid-in capital                   118,027      118,027
  Retained earnings                             14,270       20,191

  Accumulated other comprehensive income
   - currency translation
                                                (2,412)      (4,978)


      Total stockholders' equity               130,046      133,401


                                              $152,382     $182,843











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