Form 10-K/A
period 1998-12-31
COMPX INTERNATIONAL INC
filed 1999-06-25
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
X
     ACT OF 1934 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


     COMMISSION FILE NUMBER 1-13905


                            COMPX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            57-0981653

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

 16825 NORTHCHASE DRIVE, SUITE 1200, HOUSTON, TX                 77060
   (Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (281) 423-3304


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

DOCUMENTS INCORPORATED BY REFERENCE


THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.
The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth below and in the pages attached hereto:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.


          Exhibit No. 99.1, Annual Report of The National Cabinet Lock, Inc. Contributory Retirement Plan on Form 11-K for the year ended December 31, 1998 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                COMPX INTERNATIONAL INC.

                                                       (Registrant)



Dated:  June 22, 1999                   By:  /s/ Todd W. Strange

                                             Todd W. Strange
                                             Vice President
                                              and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           COMPX INTERNATIONAL INC.

                                                (Registrant)



Dated:  June 22, 1999              By:

                                        Todd W. Strange
                                        Vice President
                                         and Controller