Form 10-Q
period 1999-06-30
COMPX INTERNATIONAL INC
filed 1999-08-12
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED  JUNE 30, 1999    COMMISSION FILE NUMBER 1-13905





                            COMPX INTERNATIONAL INC.

            (Exact name of Registrant as specified in its charter)




           DELAWARE                               57-0981653

(State or other jurisdiction of                (IRS Employer incorporation or
 organization)                                 Identification No.)


            16825 NORTHCHASE DRIVE, SUITE 1200, HOUSTON, TEXAS 77060

       (Address of principal executive offices)    (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 423-3377



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO


NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING ON AUGUST 6, 1999:
6,147,380.

                     COMPX INTERNATIONAL INC.

                              INDEX
                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1998
          and June 30, 1999                                3-4

         Consolidated Statements of Income -
          Three months and six months ended
          June 30, 1998 and 1999                            5

         Consolidated Statements of Comprehensive Income -
          Six months ended June 30, 1998 and 1999           6

         Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 1999                    7

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1998 and 1999           8-9

         Notes to Consolidated Financial Statements        10-13

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.             14-18

PART II. OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders      19

  Item 6. Exhibits and Reports on Form 8-K.                        19


                     COMPX INTERNATIONAL INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31, JUNE 30,
                                               1998       1999

Current assets:
  Cash and cash equivalents                 $ 47,363    $ 15,175
  Accounts receivable                         18,976      26,956
  Receivable from affiliate                      573         563
  Refundable income taxes                        524       1,357
  Inventories                                 16,952      25,435
  Prepaid expenses                             1,381       1,486
  Deferred income taxes                          688       1,065


      Total current assets                    86,457      72,037


Other assets:
  Goodwill                                    22,317      35,320
  Other intangible assets                      2,938       2,892
  Deferred income taxes                            -       2,619
  Other                                          400         177


      Total other assets                      25,655      41,008


Property and equipment:
  Land                                         1,219       3,580
  Buildings                                   13,678      26,307
  Equipment                                   39,216      56,941
  Construction in progress                     3,533       7,251

                                              57,646      94,079
  Less accumulated depreciation               17,376      21,438


      Net property and equipment              40,270      72,641


                                            $152,382    $185,686




                     COMPX INTERNATIONAL INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY      DECEMBER 31,   JUNE 30,
                                              1998         1999

Current liabilities:
  Current maturities of long-term debt     $    609     $    916
  Accounts payable and accrued liabilitie    17,243       20,657
  Income taxes                                2,415          168


      Total current liabilities              20,267       21,741


Noncurrent liabilities:
  Long-term debt                              1,082       20,527
  Deferred income taxes                         983        2,159
  Accrued pension cost                           -         1,442
  Other                                          -         1,868


      Total noncurrent liabilities            2,065       25,996


Minority interest                                 4           69


Stockholders' equity:
  Preferred stock                              -            -
  Class A common stock                           61           61
  Class B common stock                          100          100
  Additional paid-in capital                118,027      118,067
  Retained earnings                          14,270       26,271

  Accumulated other comprehensive income
   currency translation
                                             (2,412)      (6,619)


      Total stockholders' equity            130,046      137,880


                                           $152,382     $185,686











Commitments and contingencies (Note 1)

                     COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME

                          (IN THOUSANDS)

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,

                                     1998       1999       1998        1999

Net sales                          $39,686    $54,970    $71,815    $110,173


Costs and expenses:
 Cost of sales                      26,555     39,075     47,948      78,146
 Selling, general and                4,373      6,166     11,274      12,700
administrative
 Other income, net                    (934)       (30)    (1,419)       (155)
 Interest expense                       85        442        821         836


                                    30,079     45,653     58,624      91,527


    Income before income taxes
      and minority interest          9,607      9,317     13,191      18,646

Provision for income taxes           3,585      3,261      5,019       6,711


    Income before minority
     interest                        6,022      6,056      8,172      11,935

Minority interest                      (62)       (24)       (78)        (66)

    Net income                     $ 6,084    $ 6,080    $ 8,250    $ 12,001



Basic and diluted earnings
 per common share                  $   .38    $   .38    $   .59     $   .74

Shares used in the calculation of
 Earnings per common share:
   Basic earnings per common
    share                           16,145     16,146     13,960      16,146
   Dilutive impact of outstandin
    stock options                       67       -            44        -


   Diluted earnings per common
    share                           16,212     16,146     14,004      16,146











                     COMPX INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                          (IN THOUSANDS)



                                                 1998      1999

Net income                                      $8,250   $12,001


Other comprehensive income -

  currency translation adjustment, net of tax     (522)   (4,207)


      Comprehensive income                      $7,728   $ 7,794







           COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

        SIX MONTHS ENDED JUNE 30, 1999

                (IN THOUSANDS)



                                                         ADDITIONAL
                                                           PAID-IN
                                                           CAPITAL
                                       COMMON STOCK

                                     CLASS A  CLASS B


Balance at December 31, 1998           $61      $100      $118,027

Net income                              -         -           -

Issuance of common stock                -         -             40


Other comprehensive income              -         -           -


Balance at June 30, 1999               $61      $100      $118,067






           COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

        SIX MONTHS ENDED JUNE 30, 1999

                (IN THOUSANDS)


                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE
                                            INCOME -
                              RETAINED      CURRENCY     STOCKHOLDERS'
                               EARNINGS    TRANSLATION        TOTAL
                                                             EQUITY

Balance at December 31, 1998  $14,270        $(2,412)       $130,046

Net income                     12,001            -            12,001

Issuance of common stock         -               -                40


Other comprehensive income       -            (4,207)         (4,207)

Balance at June 30, 1999      $26,271        $(6,619)       $137,880






                     COMPX INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                          (IN THOUSANDS)

                                                     1998       1999

Cash flows from operating activities:
  Net income                                     $  8,250    $ 12,001
  Depreciation, depletion and amortization          2,192       4,607
  Deferred income taxes                              (196)       (169)
  Noncash stock award of Management Shares          3,298           -
  Other, net                                          (89)       (178)

                                                   13,455      16,261
  Change in assets and liabilities:
    Accounts receivable                            (2,475)     (1,968)
    Inventories                                      (276)        (26)
    Accounts payable and accrued liabilities         (471)     (6,326)
    Accounts with affiliates                       (1,006)         13
    Income taxes                                     (882)     (1,326)
    Other, net                                       (696)        481


      Net cash provided by operating activities     7,649       7,109


Cash flows from investing activities:
  Capital expenditures                             (3,827)     (8,924)
  Purchase of business units                      (33,234)    (53,084)
  Other, net                                          274           3


      Net cash used by investing activities       (36,787)    (62,005)


Cash flows from financing activities:

  Indebtedness:
     Additions                                        160      20,000
     Principal payments                              -           (467)
     Deferred financing costs paid                   (220)        -
  Repayment of demand note to Valcor              (50,000)        -
  Dividends                                        (1,800)        -
  Issuance of common stock                        110,378         -


      Net cash provided by financing activities    58,518      19,533


Net increase (decrease) in cash and cash
 equivalents                                     $ 29,380    $(35,363)



                     COMPX INTERNATIONAL INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                          (IN THOUSANDS)

                                                      1998       1999

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities                          $29,380   $(35,363)
  Business unit acquired                                 -        4,157
  Currency translation                                  (398)      (982)

                                                      28,982    (32,188)

  Balance at beginning of period                      19,187     47,363


  Balance at end of period                           $48,169   $ 15,175



Supplemental disclosures:
  Cash paid for:

    Interest                                         $   971   $    545
    Income taxes                                       7,125      8,676


Business units acquired - net assets consolidated:
    Cash and cash equivalents                        $  -      $  4,157
    Goodwill and other intangibles                    23,261     15,800
    Other non-cash assets                             17,782     52,799
    Liabilities                                       (7,809)   (19,672)


    Cash paid                                        $33,234   $ 53,084







                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1999 and the consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

    The Company operates in one business segment - the manufacture and sale of component products (ergonomic computer support systems, precision ball bearing slides and security products) for furniture and other markets. The Company is a 64%-owned subsidiary of Valhi, Inc.(NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc.



                         THREE MONTHS ENDED       SIX MONTHS ENDED
                              JUNE 30,                JUNE 30,

                          1998        1999        1998        1999

                                      (IN THOUSANDS)
Net sales                $39,686     $54,970     $71,815    $110,173



Operating income         $ 8,758     $ 9,729     $12,593    $ 19,327
Other income , net           934          30       1,419         155
Interest expense             (85)       (442)       (821)       (836)


Income before
 Income taxes            $9,607      $ 9,317     $13,191    $ 18,646







    In 1999, the Company changed its definition of segment operating income, which was previously defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including interest and dividend income) which are not attributable to the operations of the reportable segment. The revised definition of operating income now also excludes all interest income and foreign currency transaction gains and losses. The effect of this change in definition on previously reported operating income in the second quarter and the first six months of 1998 is a decrease of $.4 million and $.9 million, respectively. Operating income for the second quarter of 1998 and the six months ended June 30, 1998, as presented above, has been restated based on the Company's new definition.

NOTE 3 -     INVENTORIES:

                                          DECEMBER 31,  JUNE 30,
                                              1998        1999

                                              (IN THOUSANDS)
Raw materials                              $ 6,520       $ 8,677
Work in process                              5,748         7,855
Finished products                            4,634         8,849
Supplies                                        50            54


                                           $16,952       $25,435








NOTE 4 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                          DECEMBER 31,  JUNE 30,
                                              1998        1999

                                              (IN THOUSANDS)
Accounts payable                           $ 8,589       $10,596
Accrued liabilities:
  Employee benefits                          4,498         5,602
  Insurance                                    842           806
  Royalties                                    504           407
  Other                                      2,810         3,246


                                           $17,243       $20,657





NOTE 5 - INDEBTEDNESS:
                                          DECEMBER 31,   JUNE 30,
                                               1998        1999

                                               (IN THOUSANDS)
[S]                                        [C]           [C]
Unsecured revolving senior credit facilit    $  -        $20,000
Other                                         1,691        1,443


                                              1,691       21,443
Less current maturities                         609          916


                                             $1,082      $20,527




NOTE 6 - ACCRUED PENSION COST:

    Accrued pension cost of $1.4 million at June 30, 1999 relates to a defined benefit pension plan covering substantially all full time employees of Thomas Regout. See Note 9.

NOTE 7 - OTHER INCOME:

                                     THREE MONTHS         SIX MONTHS
                                     ENDED                  ENDED
                                         JUNE 30,           JUNE 30,

                                       1998      1999     1998    1999

                                      (IN THOUSANDS)    (IN THOUSANDS)
[S]                                   [C]      [C]      [C]      [C]

INTEREST INCOME                        $620    $ 175    $  983   $ 420
FOREIGN CURRENCY TRANSACTIONS, NET      289     (218)      184    (411)
OTHER, NET                               25       73       252     146


                                       $934    $  30    $1,419   $ 155



NOTE 8 - PROVISION FOR INCOME TAXES:


                                                         SIX MONTHS ENDED
                                                              JUNE 30,

                                                          1998       1999

                                                          (IN THOUSANDS)
Expected tax expense                                    $4,617    $6,525
Foreign rates and incremental tax on non-U.S. earnings      77       220
No tax benefit for amortization of goodwill                108       278
State income taxes and other, net                          217      (312)



                                                        $5,019    $6,711






NOTE 9 - ACQUISITIONS:

     In January 1999, the Company acquired Thomas Regout Holding N.V. ("Thomas
Regout"), a producer of precision ball bearing slides based in The Netherlands.
The aggregate cash consideration of $53.1 million, including acquisition costs, was funded using cash on hand and borrowings of $20 million under the Company's revolving credit facility. See Note 5. The Company has accounted for the Thomas
Regout acquisition under the purchase method of accounting, and, accordingly, Thomas Regout's results of operations and cash flows are included in the Company's consolidated financial statements beginning January 1, 1999. The purchase price of Thomas Regout has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair values.
The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired. As previously reported, in March and November 1998 the Company acquired two locking systems producers - the Fort Lock Group and Timberline Lock, Ltd.

     Assuming the Fort Lock and Thomas Regout acquisitions had occurred as of January 1, 1998, the Company's unaudited pro forma net sales, operating income and net income for the six months ended June 30, 1998 would have been $105.1 million, $15.1 million, and $9.0 million, respectively, and diluted earnings per common share would have been $.64 per share. The pro forma effect of the Timberline acquisition is not material. The unaudited pro forma financial information reflects the change in the Company's definition of operating income.
See Note 2. The unaudited pro forma financial information is not necessarily indicative of the actual results had the transactions occurred at the beginning of the period, nor do they purport to represent the results of future operations of the combined companies.

NOTE 10 - FOREIGN CURRENCY FORWARD CONTRACTS:

     Certain of the Company's sales generated by its Canadian operations are denominated in U.S. dollars. In the past, the Company has periodically entered into currency forward contracts to manage a very nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency. In July 1999, to hedge its exposure to losses associated with holding foreign currency denominated receivables, the Company entered into a series of short-term forward exchange contracts to exchange an aggregate of U.S. $7.0 million for an equivalent amount of Canadian dollars at rates between Cdn $1.4881 and Cdn $1.50 per U.S. dollar.

NOTE 11 - NEW ACCOUNTING PRINCIPLES NOT YET ADOPTED:

     The Company will adopt Statement of Financial Accounting Standards ("SFAS")
No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


OVERVIEW

     In January 1999, the Company acquired Thomas Regout, a precision ball bearing slide producer, for a purchase price of $53.1 million using available cash on hand and $20 million of borrowings under the Company's $100 million revolving bank credit facility. As previously reported, in March and November of 1998 the Company acquired the Fort Lock Group and Timberline Lock, Ltd., respectively.


     The Company reported net income of $6.1 million in both the second quarter of 1999 and the second quarter of 1998. The Company reported net income of $12.0 million in the first six months of 1999 compared to net income of $8.3 million for the first six months of 1998. Operating results for the first six months of 1998 include a first quarter nonrecurring charge of $3.3 million ($2.3 million after tax) related to shares of the Company's Class A common stock awarded to key individuals in connection with the Company's March 1998 initial public offering. Exclusive of the charge associated with the stock award, net income in the first six months of 1999 increased 13% compared to the first six months of 1998. Operating income in the second quarter of 1999 was $9.7 million, an increase of 10% over operating income of $8.8 million in the second quarter of 1998. For the first six months of 1999, operating income increased $6.7 million, or 53%, to $19.3 million from $12.6 million for the first six months of 1998.
Excluding the effect of the charge associated with the stock award, operating income in the first six months of 1999 increased 21% over the first six months on 1998. The increased operating income in the 1999 periods is due primarily to the Thomas Regout, Fort Lock and Timberline acquisitions.

     Certain of the Company's net sales are generated by its Canadian operations. About 60% of these Canadian-produced sales are denominated in U.S.
dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, fluctuations in exchange rates between the U.S. dollar and the Canadian dollar affect the Company's operating results. Such exchange rate fluctuations resulted in reduced income before income taxes and minority interest by $.4 million in the second quarter of 1999 compared to the second quarter of 1998. In the first six months of 1999, fluctuations in exchange rates resulted in reduced income before income taxes and minority interest by $.2 million compared to the first six months of 1998.

     Assuming the Thomas Regout and Fort Lock acquisitions occurred on January
1, 1998, the Company's unaudited pro forma net sales would have been $53.8 million for the second quarter of 1998, and unaudited pro forma operating income would have been $9.4 million. For the first six months of 1998, unaudited pro forma net sales would have been $105.1 million and unaudited pro forma operating income would have been $15.1 million. Excluding the nonrecurring stock award charge discussed above, unaudited pro forma operating income in the first six months of 1998 would have been $18.4 million. The pro forma effect of the Timberline acquisition is not material. The unaudited pro forma financial information reflects the change in the Company's definition of operating income.
See Note 2 to the Consolidated Financial Statements. The unaudited pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor does it purport to represent results of future operations of the merged companies.

RESULTS OF OPERATIONS


                THREE MONTHS ENDED             SIX MONTHS ENDED
                      JUNE 30,        %            JUNE 30,          %

                  1998      1999    CHANGE     1998       1999     CHANGE

                  (IN THOUSANDS)                (IN THOUSANDS)
Net sales        $ 39,686 $ 54,970   +39%   $ 71,815    $110,173    +53%
Operating incom     8,758    9,729   +11%     12,593      19,327    +53%



     Net sales. Net sales increased $15.3 million, or 39%, to $55.0 million for the second quarter of 1999 from $39.7 million in the second quarter of 1998. The increase is due to the inclusion of the results of operations for the full quarter of 1999 of Timberline Lock and Thomas Regout (acquired in November 1998 and January 1999, respectively). Excluding the effect of these acquisitions, net sales increased 1% compared to the second quarter of 1998. The 1% increase in net sales reflects a slowdown in the Company's product sales to the office furniture industry (primarily slides and ergonomic products, which declined 3% from the second quarter of 1998) offset by a 6% increase in net sales of the Company's security products. Net sales in the first six months of 1999 increased $38.4 million, or 53%. The increase is due to the Thomas Regout, Fort Lock and Timberline acquisitions. Excluding the effect of these acquisitions, net sales increased 1% which reflects a 10% increase in net sales of security products offset by a 3% reduction in net sales of slide and ergonomic products.

     Operating income. Operating income in the second quarter of 1999 was $9.7 million compared to $8.8 million for the second quarter of 1998. The increase of $.9 million, or 11%, is due to the two business units acquired. Excluding these acquisitions, operating income decreased 7% compared to the second quarter of 1998. The decrease resulted primarily from the slowdown in the Company's product sales to the office furniture industry (primarily slides and ergonomic products). Operating income in the first six months of 1999 increased 53% due to the Thomas Regout, Fort Lock and Timberline Lock acquisitions. Excluding the effect of these acquisitions and the stock award charge discussed above, operating income decreased 4% primarily as a result of the slowdown in the Company's product sales to the office furniture industry.


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

    The Company has installed information systems upgrades for both its U.S. and Canadian facilities which contain, among many other features, software compatability with the Year 2000 Issue. The Company does not currently anticipate spending significant additional funds to address software compatibility with the Year 2000 Issue with respect to its own internal systems.

    As part of its Year 2000 compliance plan, the Company is seeking confirmation from its major software and hardware vendors, primary suppliers and major customers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by the Company to-date indicate that such vendors, suppliers and customers generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by the Company have already delivered Year 2000 compliant software. Notwithstanding these efforts, the Company's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

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

EURO CONVERSION

    Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including The Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currencies are fixed.

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

     Because of the inherent uncertainty of the ultimate effect of the euro conversion, the Company cannot accurately predict the impact of the euro conversion on its results of operations, financial condition or liquidity

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated cash flows

    Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, are generally similar to the trends in the Company's earnings. Such cash flows totaled $13.5 million and $16.3 million in the first six months of 1998 and 1999, respectively, compared to net income of $8.3 million and $12.0 million, respectively.

    Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

    Investing activities. Net cash used by investing activities totaled $36.8 million and $62.0 million in the first six months of 1998 and 1999, respectively. Included in cash used by investing activities in the first six months of 1999 is the $53.1 million purchase price for the acquisition of Thomas Regout. The increase in capital expenditures in 1999 relates primarily to capacity expansion and tooling costs at the Company's Kitchener facility, equipment additions designed to improve manufacturing efficiencies at the Company's security products facilities and the development of electronic commerce capabilities.

    Capital expenditures in 1999 are estimated at approximately $17 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity and the development of electronic commerce capabilities. Firm purchase commitments for capital projects not commenced at June 30, 1999 were not material.

    Financing activities. Net cash provided by financing activities totaled $58.5 million and $19.5 million in the first six months of 1998 and 1999, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the Company's March 1998 initial public offering and the repayment of a $50 million demand note to Valcor. The Company paid dividends to its parent company aggregating $1.8 million in 1998 prior to completion of the Company's initial public offering. No dividends were paid during the first six months of 1999. Cash flows from financing activities in the first six months of 1999 includes $20.0 million of borrowings used to finance a portion of the acquisition of Thomas Regout.

    Management believes that cash generated from operations and borrowing availability under the unsecured revolving senior credit facility ($80 million available for borrowing at June 30, 1999), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service.

    The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements based on management's beliefs and assumptions using currently available information. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements, by their nature, involve a number of risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially include, but are not limited to, demand for office furniture, service industry employment levels, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying consequences prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.



PART II. OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 14, 1999. All nominees for director were elected with the voting results for each as follows:

         DIRECTOR            SHARES FOR   SHARES WITHHELD


Paul M. Bass, Jr.            104,800,995       22,830
David A. Bowers              104,783,320       40,505
Joseph S. Compofelice        104,795,270       28,555
Edward J. Hardin             104,781,820       42,005
Ann Manix                    104,800,995       22,830
Glenn R. Simmons             104,736,820       87,005
Robert W. Singer             104,783,320       40,505

     The Company's shareholders also approved the Company's proposed Variable Compensation plan with the voting results as follows:

  SHARES FOR      SHARES AGAINST   SHARES ABSTAINED


  14,219,348         160,575            35,305


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1  Financial Data Selected for the six-month period ended June 30,
               1999.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1999.

        April 16, 1999 - Reported Items 5 and 7.
        April 20, 1999 - Reported Items 5 and 7.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      COMPX INTERNATIONAL INC.

                                         (Registrant)




Date August 11, 1999                  By: /s/ John A. Miller

                                          John A. Miller
                                          Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date August 11, 1999                  By: /s/ Todd W. Strange

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




Date August 11, 1999                  By:

                                          John A. Miller
                                          Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date August 11, 1999                  By:

                                          Todd W. Strange
                                          Vice President and Controller
                                          (Principal Accounting Officer)