Form 10-Q
period 1999-09-30
COMPX INTERNATIONAL INC
filed 1999-11-15
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 1999    Commission file number 1-13905




                            COMPX INTERNATIONAL INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                   57-0981653
(State or other jurisdiction of                (IRS Employer incorporation
or organization)                               Identification No.)


            16825 Northchase Drive, Suite 1200, Houston, Texas 77060
--------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code: (281) 423-3377


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number  of shares of Class A common  stock  outstanding  on  November  5,  1999:
6,147,380.

                            COMPX INTERNATIONAL INC.

                                      INDEX
                                                                      Page
                                                                     number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 1998
                  and September 30, 1999                              3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1998 and 1999                         5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 1998 and 1999       6

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 1999                7

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1998 and 1999      8-9

                 Notes to Consolidated Financial Statements         10-13

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.              14-18

Part II.         OTHER INFORMATION

 Item 6.         Exhibits and Reports on Form 8-K.                   19

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

ASSETS                                                 December 31,   September 30,
                                                          1998            1999
                                                          ----            ----

Current assets:
  Cash and cash equivalents ....................        $ 47,363        $ 18,506
  Accounts receivable ..........................          18,976          28,354
  Receivable from affiliate ....................             573             382
  Refundable income taxes ......................             524           1,679
  Inventories ..................................          16,952          25,082
  Prepaid expenses .............................           1,381           1,492
  Deferred income taxes ........................             688             956
                                                        --------        --------

      Total current assets .....................          86,457          76,451
                                                        --------        --------

Other assets:
  Goodwill .....................................          22,317          35,248
  Other intangible assets ......................           2,938           2,783
  Deferred income taxes ........................            --             2,619
  Other ........................................             400           2,709
                                                        --------        --------

      Total other assets .......................          25,655          43,359
                                                        --------        --------

Property and equipment:
  Land .........................................           1,219           3,626
  Buildings ....................................          13,678          26,570
  Equipment ....................................          39,216          58,891
  Construction in progress .....................           3,533           9,271
                                                        --------        --------
                                                          57,646          98,358
  Less accumulated depreciation ................          17,376          23,428
                                                        --------        --------

      Net property and equipment ...............          40,270          74,930
                                                        --------        --------

                                                        $152,382        $194,740
                                                        ========        ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,    September 30,
                                                          1998            1999
                                                          ----            ----

Current liabilities:
  Current maturities of long-term debt .........        $    609        $    726
  Accounts payable and accrued liabilities .....          17,243          23,755
  Income taxes .................................           2,415             202
                                                        --------        --------

      Total current liabilities ................          20,267          24,683
                                                        --------        --------

Noncurrent liabilities:
  Long-term debt ...............................           1,082          21,072
  Deferred income taxes ........................             983           2,086
  Accrued pension cost .........................            --             1,335
  Other ........................................            --               484
                                                        --------        --------

      Total noncurrent liabilities .............           2,065          24,977
                                                        --------        --------

Minority interest ..............................               4              98
                                                        --------        --------

Stockholders' equity:
  Preferred stock ..............................            --              --
  Class A common stock .........................              61              61
  Class B common stock .........................             100             100
  Additional paid-in capital ...................         118,027         118,067
  Retained earnings ............................          14,270          32,365
  Accumulated other comprehensive income
   -currency translation .......................          (2,412)         (5,611)
                                                        --------        --------

      Total stockholders' equity ...............         130,046         144,982
                                                        --------        --------

                                                        $152,382        $194,740
                                                        ========        ========



Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                                                Three months ended        Nine months ended
                                                                   September 30,            September 30,
                                                                  1998        1999        1998         1999

Net sales ..................................................   $ 38,698    $ 55,941    $ 110,513    $ 166,114
                                                               --------    --------    ---------    ---------

Costs and expenses:
 Cost of sales .............................................     26,048      40,412       73,996      118,558
 Selling, general and administrative .......................      4,226       6,121       15,500       18,821
 Other income, net .........................................       (888)       (471)      (2,307)        (626)
 Interest expense ..........................................        135         400          956        1,236
                                                               --------    --------    ---------    ---------

                                                                 29,521      46,462       88,145      137,989
                                                               --------    --------    ---------    ---------

    Income before income taxes
      and minority interest ................................      9,177       9,479       22,368       28,125

Provision for income taxes .................................      3,259       3,413        8,278       10,124
                                                               --------    --------    ---------    ---------

    Income before minority interest ........................      5,918       6,066       14,090       18,001

Minority interest ..........................................        (54)        (28)        (132)         (94)

    Net income .............................................   $  5,972    $  6,094    $  14,222    $  18,095
                                                               ========    ========    =========    =========

Basic and diluted earnings
 per common share ..........................................   $    .37    $    .38    $     .97    $    1.12
                                                               ========    ========    =========    =========

Shares used in the calculation of earnings per common share:
   Basic earnings per common share .........................     16,145      16,147       14,688       16,146
   Dilutive impact of outstanding
    stock options ..........................................          7           1           32         --
                                                               --------    --------    ---------    ---------


   Diluted earnings per common share .......................     16,152      16,148       14,720       16,146
                                                               ========    ========    =========    =========


                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)


                                                          1998             1999
                                                          ----             ----

Net income .....................................        $ 14,222        $ 18,095

Other comprehensive income -
  currency translation adjustment, net of tax ..          (1,062)         (3,199)

      Comprehensive income .....................        $ 13,160        $ 14,896
                                                        ========        ========


                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1999

                                 (In thousands)


                                                                Accumulated
                                                                   other
                                                               comprehensive
                                            Additional            income -      Total
                               Common Stock  paid-in   Retained   currency   stockholders'
                             Class A Class B capital   Earnings  translation    equity

Balance at December 31, 1998    $61   $100   $118,027   $14,270   $(2,412)   $ 130,046

Issuance of common stock ....    --    --          40      --        --             40

Net income ..................    --    --        --      18,095      --         18,095

Other comprehensive income ..    --    --        --        --      (3,199)      (3,199)
                                ---   ----   --------   -------   -------    ---------

Balance at September 30, 1999   $61   $100   $118,067   $32,365   $(5,611)   $ 144,982
                                ===   ====   ========   =======   =======    =========


                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)

                                                          1998             1999
                                                          ----             ----

Cash flows from operating activities:
  Net income ...................................        $ 14,222        $ 18,095
  Depreciation, depletion and amortization .....           3,618           6,899
  Deferred income taxes ........................            (408)           (170)
  Noncash stock award of Management Shares .....           3,298            --
  Other, net ...................................            (142)           (188)
                                                        --------        --------
                                                          20,588          24,636
  Change in assets and liabilities:
    Accounts receivable ........................          (2,598)         (3,201)
    Inventories ................................            (516)            310
    Accounts payable and accrued liabilities ...             409          (4,624)
    Accounts with affiliates ...................            (996)            440
    Income taxes ...............................          (1,807)         (1,963)
    Other, net .................................          (1,023)          1,001
                                                        --------        --------

      Net cash provided by operating activities           14,057          16,599
                                                        --------        --------

Cash flows from investing activities:
  Capital expenditures .........................          (7,611)        (12,653)
  Purchase of business units ...................         (33,372)        (53,121)
  Other, net ...................................             297          (2,404)
                                                        --------        --------

      Net cash used by investing activities ....         (40,686)        (68,178)
                                                        --------        --------

Cash flows from financing activities:
  Indebtedness:
     Additions .................................             395          20,000
     Principal payments ........................            --              (886)
     Deferred financing costs paid .............            (220)           --
  Repayment of demand note to Valcor ...........         (50,000)           --
  Dividends ....................................          (1,800)           --
  Issuance of common stock .....................         110,378             -
                                                        --------        --------

      Net cash provided by financing activities           58,753          19,114
                                                        --------        --------

Net increase (decrease) in cash and cash
 equivalents ...................................        $ 32,124        $(32,465)
                                                        ========        ========

                            COMPX INTERNATIONAL INC.

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)

                                                          1998             1999
                                                          ----             ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ....................        $ 32,124        $(32,465)
  Business unit acquired .......................            --             4,157
  Currency translation .........................            (803)           (549)
                                                        --------        --------
                                                          31,321         (28,857)

  Balance at beginning of period ...............          19,187          47,363
                                                        --------        --------

  Balance at end of period .....................        $ 50,508        $ 18,506
                                                        ========        ========

Supplemental disclosures:
  Cash paid for:
    Interest ...................................        $  1,096        $    817
    Income taxes ...............................          11,337          12,954


Business units acquired - net assets consolidated:
  Cash and cash equivalents ....................        $   --          $  4,157
  Goodwill and other intangibles ...............          23,399          15,837
  Other non-cash assets ........................          17,782          52,799
  Liabilities ..................................          (7,809)        (19,672)
                                                        --------        --------

    Cash paid ..................................        $ 33,372        $ 53,121
                                                        ========        ========


                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

        The consolidated balance sheet at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1999 and the consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report"). Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1998 Annual Report.

Note 2 -       Business segment information:

        The Company operates in one business segment - the manufacture and sale of component products (ergonomic computer support systems, precision ball bearing slides and security products) for furniture and other markets. The Company is a 64%-owned subsidiary of Valhi, Inc.(NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc.


                     Three months ended        Nine months ended
                        September 30,             September 30
                       ---------------           ------------
                      1998        1999         1998         1999
                      ----        ----         ----         ----
                                 (In thousands)

Net sales .......   $ 38,698    $ 55,941    $ 110,513    $ 166,114
                    ========    ========    =========    =========

Operating income    $  8,424    $  9,408    $  21,017    $  28,735
Other income, net        888         471        2,307          626
Interest expense        (135)       (400)        (956)      (1,236)
-----------------   --------    --------    ---------    ---------

Income before
 income taxes ...   $  9,177    $  9,479    $  22,368    $  28,125
                    ========    ========    =========    =========


        In 1999, the Company changed its definition of segment operating income, which was previously defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including interest and dividend income) which are not attributable to the operations of the reportable segment. The revised definition of operating income now also excludes all interest income and foreign currency transaction gains and losses. The effect of this change in definition on previously reported operating income in the third quarter and the first nine months of 1998 is a decrease of $.3 million and $1.1 million, respectively. Operating income for the third quarter of 1998 and the nine months ended September 30, 1998, as presented above, has been restated based on the Company's new definition.

Note 3 -       Inventories:

                                                       December 31,   September 30,
                                                           1998            1999
                                                           ----            ----
                                                              (In thousands)

Raw materials ..................................        $  6,520        $  8,851
Work in process ................................           5,748           7,907
Finished products ..............................           4,634           8,270
Supplies .......................................              50              54
                                                        --------        --------

                                                        $ 16,952        $ 25,082
                                                        ========        ========

Note 4 -       Accounts payable and accrued liabilities:

                                                        December 31,  September 30,
                                                            1998           1999
                                                            ----           ----
                                                              (In thousands)

Accounts payable ...............................        $  8,589        $  9,522
Accrued liabilities:
  Employee benefits ............................           4,498           8,052
  Insurance ....................................             842             791
  Royalties ....................................             504             413
  Other ........................................           2,810           4,977
                                                        --------        --------

                                                        $ 17,243        $ 23,755
                                                        ========        ========


Note 5 - Indebtedness:

                                                       December 31,   September 30,
                                                          1998            1999
                                                          ----            ----
                                                              (In thousands)

Unsecured revolving senior credit facility .....        $   --          $ 20,000
Other ..........................................           1,691           1,798
                                                        --------        --------

                                                           1,691          21,798
Less current maturities ........................             609             726
                                                        --------        --------

                                                        $  1,082        $ 21,072
                                                        ========        ========

Note 6 - Accrued pension cost:

        Accrued pension cost of $1.3 million at September 30, 1999 relates to a defined benefit pension plan covering substantially all full time employees of Thomas Regout. See Note 9.

Note 7 - Other income:

                                                       Three months ended        Nine months ended
                                                          December 31,             September 30,

                                                        1998         1999        1998        1999
                                                          (In thousands)          (In thousands)

Interest income ........................              $    689    $    196    $   1,672   $     616
Foreign currency transactions, net .....                   198         180          382        (231)
Other, net .............................                     1          95          253         241
                                                      --------    --------    ---------   ---------

                                                      $    888    $    471    $   2,307   $     626
                                                      ========    ========    =========   =========

Note 8 - Provision for income taxes:

                                                             Nine months ended
                                                                September 30,
                                                            1998          1999
                                                            ----          ----
                                                              (In thousands)

Expected tax expense ...........................        $  7,829        $  9,844
Foreign rates and incremental tax on non-U.S. earnings       222             274
No tax benefit for amortization of goodwill ....             194             425
State income taxes and other, net ..............              33            (419)
                                                        --------        --------

                                                        $  8,278        $ 10,124

Note 9 - Acquisitions:

         In January 1999, the Company acquired Thomas Regout Holding N.V. ("Thomas Regout"), a producer of precision ball bearing slides based in The Netherlands. The aggregate cash consideration of $53.1 million, including acquisition costs, was funded using cash on hand and borrowings of $20 million under the Company's revolving credit facility. See Note 5. The Company has accounted for the Thomas Regout acquisition under the purchase method of accounting, and, accordingly, Thomas Regout's results of operations and cash flows are included in the Company's consolidated financial statements beginning January 1, 1999. The purchase price of Thomas Regout has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair values. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired. As previously reported, in March and November 1998 the Company acquired two locking systems producers - Fort Lock Corporation and related assets and Timberline Lock, Ltd. and related assets.

         Assuming the Fort Lock and Thomas Regout acquisitions had occurred as of January 1, 1998, the Company's unaudited pro forma net sales, operating income and net income for the nine months ended September 30, 1998 would have been $156.5 million, $23.9 million, and $15.0 million, respectively, and diluted earnings per common share would have been $1.02 per share. The pro forma effect of the Timberline acquisition is not material. The unaudited pro forma financial information is not necessarily indicative of the actual results had the transactions occurred at the beginning of the period, nor do they purport to represent the results of future operations of the combined companies.

         In September 1999, the Company signed a definitive agreement to acquire the business of Yinjoy Corporation and certain of its affiliates ("Yinjoy"). Yinjoy produces the Dynaslide(R) line of precision ball bearing drawer slides in two manufacturing plants in Taipei, Taiwan. Yinjoy's unaudited net sales for its latest fiscal year were $10.4 million. The purchase price of $11.5 million includes all the assets and operations that produce the Dynaslide(R) products and is expected to be financed with existing cash. Effective upon its completion, the acquisition will be accounted for by the purchase method, and Yinjoy's results of operations and cash flows will be included in the Company's subsequent consolidated financial statements. The completion of the Yinjoy acquisition is expected to occur in November 1999. In September 1999, as part of the definitive agreement, the Company loaned the shareholders of Yinjoy Corporation $2.5 million. The loan will be applied to the purchase price upon completion of the acquisition, and, pursuant to a related security agreement, the proceeds of the loan are held in a separate bank account pending completion of the acquisition. The loan is included in other noncurrent assets - other in the Company's September 30, 1999 consolidated balance sheet.

Note 10 - Foreign currency forward contracts:

         Certain of the Company's sales generated by its Canadian operations are denominated in U.S. dollars. In the past, the Company has periodically entered into currency forward contracts to manage a very nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency. In July 1999, to hedge its exposure to losses associated with holding foreign currency denominated receivables, the Company entered into a series of short-term forward exchange contracts maturing through November 1999 to exchange an aggregate of U.S. $7.0 million for an equivalent amount of Canadian dollars at rates between Cdn $1.4881 and Cdn $1.50 per U.S. dollar. At September 30, 1999, $5.0 million of these contracts remained outstanding. In October 1999, the Company entered into an additional series of short-term forward exchange contracts maturing through March 2000 to exchange an aggregate of U.S. $9.5 million for an equivalent amount of Canadian dollars at rates between Cdn $1.4886 and Cdn $1.4856 per U.S. dollar.

Note 11 - New accounting principles not yet adopted:

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule. The impact of adopting SFAS No. 133, if any, has not yet been determined, but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         In January 1999, the Company acquired Thomas Regout, a precision ball bearing slide producer, for a purchase price of $53.1 million using available cash on hand and $20 million of borrowings under the Company's $100 million revolving bank credit facility. As previously reported, in March and November of 1998 the Company acquired Fort Lock Corporation and related assets and Timberline Lock, Ltd., and related assets, respectively.

         The Company reported net income of $6.1 million in the third quarter of 1999 and $6.0 million in the third quarter of 1998. The Company reported net income of $18.1 million in the first nine months of 1999 compared to net income of $14.2 million for the first nine months of 1998. Operating results for the first nine months of 1998 include a first quarter nonrecurring charge of $3.3 million ($2.3 million after tax) related to shares of the Company's Class A common stock awarded to key individuals in connection with the Company's March 1998 initial public offering. Exclusive of the charge associated with the stock award, net income in the first nine months of 1999 increased 10% compared to the first nine months of 1998. Operating income in the third quarter of 1999 was $9.4 million, an increase of 12% over operating income of $8.4 million in the third quarter of 1998. For the first nine months of 1999, operating income increased $7.7 million, or 37%, to $28.7 million from $21.0 million for the first nine months of 1998. Excluding the effect of the charge associated with the stock award, operating income in the first nine months of 1999 increased 18% over the first nine months of 1998. The increased operating income in the 1999 periods is due primarily to the Thomas Regout, Fort Lock and Timberline acquisitions.

         Approximately 43% of the Company's 1999 net sales are generated by its Canadian operations. About 60% of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, fluctuations in exchange rates between the U.S. dollar and the Canadian dollar affect the Company's operating results. Such exchange rate fluctuations resulted in reduced income before income taxes and minority interest by $.3 million in the third quarter of 1999 compared to the third quarter of 1998. In the first nine months of 1999 fluctuations in exchange rates resulted in reduced income before income taxes and minority interest by $.5 million compared to the first nine months of 1998.

         Assuming the Thomas Regout and Fort Lock acquisitions occurred on January 1, 1998, the Company's unaudited pro forma net sales would have been $51.4 million for the third quarter of 1998, and unaudited pro forma operating income would have been $8.8 million. For the first nine months of 1998, unaudited pro forma net sales would have been $156.5 million and unaudited pro forma operating income would have been $23.9 million. Excluding the nonrecurring stock award charge discussed above, unaudited pro forma operating income in the first nine months of 1998 would have been $27.2 million. The pro forma effect of the Timberline acquisition is not material. The unaudited pro forma financial information reflects the change in the Company's definition of operating income. See Note 2 to the Consolidated Financial Statements. The unaudited pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor does it purport to represent results of future operations of the merged companies.

Results of Operations

                    Nine months ended         Nine months ended
                      September 30,     %        September 30,       %
                     1998      1999   Change    1998      1999     Change
                     (In thousands)             (In thousands)

Net sales ......   $38,698   $55,941   +44%   $110,513   $166,114   +50%
Operating income     8,424     9,408   +12%     21,017     28,735   +37%


         Net sales. Net sales increased $17.2 million, or 44%, to $55.9 million for the third quarter of 1999 from $38.7 million in the third quarter of 1998. The increase is due primarily to the inclusion of the results of operations for the full quarter of 1999 of Timberline Lock and Thomas Regout (acquired in November 1998 and January 1999, respectively). Excluding the effect of these acquisitions, net sales increased 9% compared to the third quarter of 1998. The 9% increase in net sales reflects an increase in the Company's product sales to the office furniture industry (primarily slides and ergonomic products) which increased 13% from the third quarter of 1998 and an increase in sales of security products of 3%. Net sales in the first nine months of 1999 increased $55.6 million, or 50%. The increase is due primarily to the Thomas Regout, Fort Lock and Timberline acquisitions. Excluding the effect of these acquisitions, net sales in the first nine months of 1999 increased 6%. This increase reflects a 3% improvement in sales of slide and ergonomic products and a 10% improvement in sales of security products. The increase in sales of slide and ergonomic products reflects the third quarter recovery from the first and second quarter slowdown in the Company's product sales to the office furniture industry.

         Operating income. Operating income in the third quarter of 1999 was $9.4 million compared to $8.4 million for the third quarter of 1998. The increase of $1.0 million, or 12%, is due primarily to the two business units acquired. Excluding these acquisitions, operating income increased 3% compared to the third quarter of 1998. The higher operating income resulted from the increase in the Company's product sales to the office furniture industry (primarily slides and ergonomic products) and from increased sales of the Company's security products. Operating income in the first nine months of 1999 increased 37% due to the Thomas Regout, Fort Lock and Timberline Lock acquisitions. Excluding the effect of these acquisitions and the stock award charge discussed above, operating income decreased 2%. The 2% decrease reflects the slowdown in the Company's product sales to the office furniture industry in the first six months of 1999 offset by an increase in product sales to the office furniture industry in the third quarter of 1999 and increased sales of security products.


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

        The Company is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. The Company's plan is expected to be completed in the fourth quarter of 1999.

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

  Consolidated cash flows

        Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, are generally similar to the trends in the Company's earnings. Such cash flows totaled $20.6 million and $24.6 million in the first nine months of 1998 and 1999, respectively, compared to net income of $14.2 million and $18.1 million, respectively.

        Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

         Investing activities. Net cash used by investing activities totaled $40.7 million and $68.2 million in the first nine months of 1998 and 1999, respectively. Included in cash used by investing activities in the first nine months of 1999 is the $53.1 million purchase price for the acquisition of Thomas Regout. The increase in capital expenditures in 1999 relates primarily to capacity expansion and tooling costs at the Company's Kitchener facility, equipment additions designed to improve manufacturing efficiencies at the Company's security products facilities and the development of electronic commerce capabilities. Other cash flows from investing activities include a loan of $2.5 million made to the shareholders of Yinjoy Corporation as part of the definitive agreement for the acquisition of Yinjoy Corporation and certain of its affiliates. The loan will be applied to the purchase price of $11.5 million upon completion of the acquisition. The Yinjoy acquisition will be financed with existing cash and is expected to be completed in November 1999.

        Capital expenditures in 1999 are estimated at approximately $17 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity and the development of electronic commerce capabilities. Firm purchase commitments for capital projects not commenced at September 30, 1999 were not material.

        Financing activities. Net cash provided by financing activities totaled $58.8 million and $19.1 million in the first nine months of 1998 and 1999, respectively. Net cash provided by financing activities in 1998 includes $110.4 million of net proceeds from the Company's March 1998 initial public offering and the repayment of a $50 million demand note to Valcor. The Company paid dividends to its parent company aggregating $1.8 million in 1998 prior to completion of the Company's initial public offering. No dividends were paid during the first nine months of 1999. Cash flows from financing activities in the first nine months of 1999 includes $20.0 million of borrowings used to finance a portion of the acquisition of Thomas Regout.

        Management believes that cash generated from operations and borrowing availability under the unsecured revolving senior credit facility ($80 million available for borrowing at September 30, 1999), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service.

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

         The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements based on management's beliefs and assumptions using currently available information. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements, by their nature, involve a number of risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially include, but are not limited to, general economic and political conditions, demand for office furniture, service industry employment levels, competitive products and prices, the introduction of tariff or non-tariff barriers, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying consequences prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.1 Financial Data Selected for the nine-month period ended September 30, 1999.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 1999.

                      July 20, 1999 -                Reported Items 5 and 7
                      July 21, 1999 -                Reported Items 5 and 7
                      September 20, 1999 -           Reported Items 5 and 7
                      October 15, 1999 -             Reported Items 5 and 7
                      October 18, 1999 -             Reported Items 5 and 7

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





                                       COMPX INTERNATIONAL INC.
                                            (Registrant)



Date November 12, 1999               By /s/ John A. Miller
                                        ---------------------------------------
                                     John A. Miller
                                     Vice President and
                                             Chief Financial Officer
                                     (Principal Financial Officer)


Date November 12, 1999               By /s/ Todd W. Strange
                                        ---------------------------------------
                                     Todd W. Strange
                                     Vice President and Controller
                                     (Principal Accounting Officer)