Form 10-K405
period 1999-12-31
COMPX INTERNATIONAL INC
filed 2000-03-24
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 - For the fiscal year ended December 31, 1999

                         Commission file number 1-13905

                            COMPX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0981653
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

16825 Northchase Drive, Suite 1200, Houston, TX                   77060
-----------------------------------------------           --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (281) 423-3377
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                           which registered

         Class A common stock                      New York Stock Exchange
      ($.01 par value per share)


Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 29, 2000, 6,148,580 shares of Class A common stock were outstanding. The aggregate market value of the 5.8 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $108 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

         CompX International Inc. (NYSE: CIX) is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and security products for use in office furniture, computer-related applications and a variety of other products. The Company's products are principally designed for use in medium to high-end applications, where product design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, precision ball bearing slides and security products consisting of cabinet locks and other locking mechanisms. In 1999, CompX generated net sales of $225.9 million, a 49% increase from 1998 (an increase of 5% excluding sales attributable to acquisitions). In 1999, ergonomic computer support systems, precision ball bearing slides and security products accounted for approximately 19%, 48% and 33% of net sales, respectively.

         Valhi, Inc. and Valhi's wholly-owned subsidiary Valcor, Inc. own 64% of the Company's outstanding common stock. Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons is Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor and may be deemed to control each of such companies and CompX.

         The Company was incorporated in Delaware in 1993 under the name National Cabinet Lock, Inc. At that time, Valhi contributed the assets of its Cabinet Lock Division and the stock of Waterloo Furniture Components Limited. In 1996, the Company changed its name to CompX International Inc. In 1998, the Company issued approximately 6 million shares of its common stock in an initial public offering and CompX acquired two additional lock producers. In 1999, CompX acquired two additional slide producers and in January 2000 acquired another lock producer. See Note 2 to the Consolidated Financial Statements.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, cost of raw materials, general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of tariff or non-tariff trade barriers, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Industry Overview

         During the mid 1990's, prior to 1998, approximately 75% of the Company's products were sold to the office furniture manufacturing industry. As a result of strategic acquisitions in the lock industry in 1998 and in the precision ball bearing slide industry in 1999, the Company has expanded its product offering and reduced its percentage of sales to the office furniture market. Currently, approximately 62% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, transportation, computers and related equipment, and other non-office furniture and equipment. CompX's management believes that its emphasis on new product development, sales of its ergonomic computer support systems as well as slide and security products used in computer applications result in the Company experiencing higher rates of growth than the office furniture industry as a whole.

         The Company believes that fundamental shifts in technology, health considerations and work processes in the office workplace provide new growth opportunities. Increased use of technology has caused businesses to redesign their workspaces with greater emphasis on the space efficient integration of computers and other office technologies into the office workplace as well as protecting computer equipment from damage and theft. Additionally, increased regulatory sensitivity to ergonomic concerns and heightened focus on the risks of repetitive stress injury have also influenced redesign of the office workplace. In 1996, California became the first state to adopt legislation relating to ergonomics in the workplace. In Europe, organizations like the International Organization for Standardization and the European Committee for Standardization have proposed draft guidelines that specify ranges of adjustment in height and angle of workstation tabletops and computer keyboard support mechanisms aimed at reducing the likelihood of injury from repetitive stress tasks. In the United States, the Occupational Safety & Health Administration has recently issued a draft standard that addresses guidelines for ergonomic standards in the workplace. This standard is a program-oriented standard that will place responsibility on the employer to mitigate the risk of musculoskeletal injury in workplaces prone to cause repetitive stress injuries. It is currently believed that this proposal may be adopted as an OSHA standard during the year 2000.

         The influence of existing and proposed legislation concerning workplace ergonomics continues to affect the demand for ergonomically designed office furniture products, which allow workers to adjust and re-arrange the orientation of office equipment and supplies for greater comfort, safety and productivity. Businesses increasingly are seeking changes in work processes to achieve more efficient workspace utilization, resulting in the creation of new office furniture designs that embrace office sharing concepts such as office "hoteling" and open office designs. The Company's products target manufacturers of new furniture designed to address these industry dynamics as well as customers that specialize in retrofitting existing office furniture.

Products

         CompX manufactures and sells components in three major product lines: ergonomic computer support systems, precision ball bearing slides and security products. The Company's ergonomic computer support systems and precision ball bearing slides are sold under the Waterloo Furniture Components, Thomas Regout and Dynaslide brand names and the Company's security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock and Chicago Lock brand names. The Company believes that its brand names are well recognized in the industry.

         Ergonomic computer support systems. CompX is a leading manufacturer and innovator in ergonomic computer support systems for office furniture. Unlike products targeting the residential market, which is more price sensitive with less emphasis on the overall value of products and service, the CompX line consists of more highly engineered products designed to provide ergonomic benefits for business and other sophisticated users.

         The Company's ergonomic computer support systems include adjustable computer keyboard support arms. These devices are designed to attach to office desks in workplace and in home office environments where there exists a need to permit computer users to adjust their computer keyboard to various heights and positions to alleviate possible strains and stress which may result from repetitive activities, such as typing or data entry on computer keyboards. These products also maximize usable workspace and permit the storage of the keyboard underneath the desk. CompX introduced its first ergonomic keyboard arm in 1983 and the Leverlock adjustment mechanism in 1989, which is designed to make the adjustment of the keyboard arm easier for all (including physically challenged) users. In 1999, the Company introduced the Lift-n-Lock mechanism that allows adjustment of the keyboard arm without the use of levers or knobs.

         In 1999, the Company began a program to utilize its engineering and design capabilities to develop proprietary ergonomic product designs for its key customers. Under this program, the Company will design and manufacture products on a proprietary basis for key customers. The Company believes this program will allow it to provide its customers one-stop shopping for product designs and manufacturing capabilities. In 1999, the Company completed a proprietary keyboard arm design for one of its key office furniture customers. The product design combines both the ergonomic functionality and the aesthetics to complement the customer's line of office furniture products. Sales of this product began in mid-1999. In late 1999, a second proprietary adjustable keyboard arm design was begun for another office furniture customer.

         The Company is currently developing a height adjustable work surface utilizing its patented twin-lift mechanism. This product provides the user significantly more work surface than the traditional keyboard arm. The enhanced work surface can be used to support a mouse tray and other ergonomic related products at a height adjustable level.

         Adjustable computer table mechanisms address the need for flexibility and adjustability in work surfaces. The Company's adjustable table mechanisms provide adjustable workspace heights that permit users to stand or sit and that can be easily adjusted for different user needs. The Company is also developing a height adjustable work table whereby the Company's patented counterbalancing feature will allow the user to easily adjust the height of the entire work surface without the use of levers or cranks.

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

         Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer related equipment and other applications. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with office furniture original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities and ease of movement.

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

         The Company acquired Thomas Regout in January 1999, and in November 1999 acquired the business that produces the Dynaslide line of precision ball bearing slides ("Dynaslide"). These acquisitions expand the Company's market presence in the precision, ball bearing slide market, allowing it to service the high- medium- and low-end segments of the market. These products in the U.S., in Europe and in Asia are utilized in highly engineered applications such as computer network server cabinets where convenient access for hardware upgrades and maintenance is required while providing stability and protection to critical network system components.

         Security products. The Company believes that it is a North American market leader in the manufacturer and sale of cabinet locks and other locking mechanisms. The Company manufactures locking mechanisms that generally fall into three categories: disc tumbler cabinet locks, pin tumbler locks and KeSet and Tubar high security locks.

         Disc tumbler locks, also called wafer tumbler or plate tumbler locks, derive their keying from a series of flat tumblers with a window in the middle through which the key passes to open the lock. This type of lock is normally limited to two levels of keying, a passkey and one master key. A disc tumbler lock provides moderate security and is manufactured at all four of the Company's security products facilities. Disc tumbler locks represent the lowest cost lock to produce, resulting in lower selling prices to customers.

         Pin tumbler locks are keyed with a series of small pins manufactured on in-house automatic screw machines. A stack of pins is required for each cut in a key. Due to the increased number of parts, this type of lock is more costly to manufacture than a disc tumbler lock, and offers increased variety in keying with more than one level of master keying. Pin tumbler locks also provide substantially more security and are commonly used in banking, vending, computer and institutional furniture industries. Tubular key pin tumbler locks are designed for significant special applications for major customers, particularly in the vending industry. These proprietary products are redesigned frequently, which requires a substantial ongoing engineering effort.

         The Company's industrial customers include manufacturers of cabinet enclosures, from office furniture to electrical circuit panels to vending machines. A substantial portion of the Company's sales volume involves specialized adaptations to individual manufacturers' enclosure specifications. CompX also has a standardized product line suitable for many customers. However, a substantial portion of the Company's volume involves specialized adaptations to individual manufacturer's enclosure specifications.

         The Company's acquisition of Fort Lock in March 1998 expanded the Company's offering of locking mechanisms to include several new market segments. These include locks for ignition systems and storage compartments for a major motorcycle manufacturer and products to major OEM's including manufacturers of aftermarket security devices for desktop and laptop computers. Electronic locks utilized in safes in hotel rooms and sold in retail stores, as well as versions for securing tool boxes are also a significant product line added as a result of the Fort Lock acquisition.

         The Company's KeSet high security system is a proprietary design of a pin tumbler lock with parts manufactured from hardened steel components to prevent forced entry. A significant feature of the product line is the ability to change the keying on a single lock 64 times without removing the lock from its enclosure. This product is used primarily to protect money in applications such as soft drink vending machines, gaming machines and parking meters where higher levels of security are required as is the patented Tubar high security lock gained in the Company's acquisition of the assets of Chicago Lock Company, discussed below.

         Each of the industries served with cabinet locks has a distribution segment for replacement needs or for supplying small shops whose volume is not substantial enough to buy directly from a lock manufacturer. CompX has met this need in part with its industry-industry-unique STOCK LOCKS inventory program. Partially as a result of this program, the Company believes it holds the largest cabinet lock market share in North America in both locksmith and hardware component distribution.

         The Company's STOCK LOCKS distribution program represents approximately 15% of its security products sales. This program is comprised of over 1,200 stock keeping units (also referred to as SKUs) of standardized locking products. This program plans, manufactures and packages locks to inventory with a variety of keying and finishes for shipment to customers generally within 24 hours of receipt of the customer order, and is being expanded to include products from all of CompX's securities products companies.

         Sales under this program are made both to a North American distribution and Factory Centers network as well as to large OEMs when special needs require either smaller quantities or non-special products other than their normal volume requirements. This network supplies the Company's products both to after-market replacement markets and to cabinet shops who do not purchase directly from the Company due to their smaller size.

         The established distributor network for STOCK LOCKS has been used to develop a standardized product line in other segments of the Company's products. Currently both ergonomic computer support systems and, to a limited extent, precision ball bearing slides, are enjoying growing marketing success through these and new ergonomic distribution channels.

         In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company, including its wholly owned subsidiary, Tubar Security Products. The acquisition of Chicago Lock expands the Company's product offerings into the vending and gaming industries.

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

         A significant portion of the Company's sales are made through distributors. The Company has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on the Company's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. Since their addition to the Company's distributor product line in 1992, sales of these products to the distributor market have grown to represent approximately 10% of combined ergonomic computer support systems and precision ball bearing slide net sales.

         To afford a competitive advantage to the Company as well as to customers, ergonomic computer support system and precision ball bearing slides in North America are delivered primarily by means of a Company-owned tractor/trailer fleet. This satellite-monitored fleet improves the timely and economic delivery of products to customers. Another important economic advantage to the Company's customers of an in-house trucking fleet is that it allows the shipment of many products in returnable metal baskets (in lieu of corrugated paper cartons), which avoids both the environmental and economic burden of disposal.

         The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 1997, 1998 and 1999, sales to the Company's ten largest customers accounted for approximately 30%, 40% and 30% of sales, respectively. In 1997 and 1999, sales to the Company's largest customer were less than 10% of the Company's total sales. In 1998, one customer, Hon Industries Inc., accounted for approximately 10% of sales. In 1997, six of the Company's top ten customers were located in the United States. In 1998 and 1999, nine of the Company's top ten customers were located in the United States.

Acquisitions

       In January 1999, the Company acquired Thomas Regout Holding N.V. ("Thomas Regout"), a producer of precision ball bearing slides based in the Netherlands, for $53.2 million. In November 1999, the Company acquired the business that manufactures the Dynaslide line of precision ball bearing slides, which are produced in two manufacturing plants in Taipei, Taiwan. The Company believes that Dynaslide is one of the lowest cost producers of precision ball bearing slides in the world, and this acquisition enables CompX to offer products to its customers at the low, middle and high-end requirements of the precision ball bearing slide market. See Note 2 to the Consolidated Financial Statements.

         As previously reported, in March and November 1998 the Company acquired two locking systems producers - Fort Lock Corporation and related assets and Timberline Lock, Ltd. and related assets.

         In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9.2 million in cash. CompX used borrowings under its existing credit facility to pay the cash purchase price.

Manufacturing and operations

         At December 31, 1999, CompX operated six manufacturing facilities in North America (two in each of Canada and Illinois and one in each of South Carolina and Michigan), one facility in the Netherlands and two facilities in Taiwan. Ergonomic products or precision ball bearing slides are manufactured in the facilities located in Canada, the Netherlands and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. CompX also leases a distribution center in California. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

Raw Materials

         Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of security products. These raw materials are purchased from several suppliers and are readily available from numerous sources.

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

         The  market  for  the  Company's   security  products  is  also  highly
competitive. This market is highly fragmented with a number of small- to medium-sized manufacturers who supply the market. There are a number of small- to medium-sized importers of products manufactured in Asia. Lock manufacturers and distributors compete on the basis of (i) product design, (ii) custom engineering capability, (iii) price and (iv) order fulfillment lead times. Through its Fort Lock, Timerbline Lock and Chicago Lock acquisitions, the Company has broadened its product offering. The Company has also continued to place a high level of emphasis on customer service and responsiveness to individual customer needs.

         The Company believes it derives a significant competitive advantage as a result of its focus on (i) a collaborative approach to product design and engineering, (ii) increased manufacturing and assembly automation and (iii) implementation of distribution programs that reduce order fulfillment times.

         The Company competes in the ergonomic computer support systems market with one major producer and a number of small manufacturers that compete primarily on the basis of product quality, features and price. The Company competes in the precision ball bearing slide market with two large manufacturers and a number of smaller manufacturers that compete primarily on the basis of product quality and price. The Company's security products compete with a variety of relatively small competitors, which makes significant price increases difficult.

         Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Patents and Trademarks

         CompX holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's major trademarks and brand names, including National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, Tubar, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products it manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

Foreign operations

         The Company has substantial operations and assets located outside the United States, principally slide and ergonomic product operations in Canada, and beginning in 1999, in the Netherlands and Taiwan. See Note 2 to the Consolidated Financial Statements. Substantially all of the Company's 1999 non-U.S. sales are to customers located in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

        As of December 31, 1999, the Company employed approximately 2,145 employees, including 700 in the United States, 890 in Canada, 385 in the Netherlands, 130 in Taiwan and 40 in France. Approximately 85% of the Company's employees in Canada are represented by a labor union. The Company's collective bargaining agreement with such union expired in January 2000 and is currently being renegotiated. The provisions of the expired agreement are being maintained during the negotiation period. In addition, substantially all of the hourly employees, at the Company's recently acquired Chicago Lock facility (which employed approximately 240 employees, approximately 170 of which were hourly employees, at January 10, 2000, the date of acquisition) are covered by a collective bargaining agreement expiring in October 2000. The Company believes that its labor relations are satisfactory.

ITEM 2.   PROPERTIES

         The Company's principal executive offices are located in approximately 3,200 square feet of leased space at 16825 Northchase Drive, Houston, Texas 77060. The following table sets forth the location, size and general product types produced for each of the Company's facilities.

                                                                Products
Facility Name           Location                   Size         Produced
-------------           --------                   ----         --------
                                                              (square feet)

Owned Facilities:
----------------

  Manitou               Kitchener, Ontario       280,000    Slides

  Trillium              Kitchener, Ontario       116,000    Ergonomic products

  Thomas Regout         Maastricht,
                         the Netherlands         270,000    Slides

                        Grand Rapids, MI          60,000    Slides and Ergonomic
                                                             products

  National Cabinet
   Lock                 Mauldin, SC              163,000    Locks

  Fort Lock             River Grove, IL          100,000    Locks

  Timberline            Lake Bluff, IL            16,000    Locks

  Dynaslide             Taipei, Taiwan            43,000    Slides

Leased Facilities:
-----------------

  Dynaslide             Taipei, Taiwan            32,000    Slides

  Chicago Lock          Pleasant Prairie, WI      65,000    Locks

  Chicago Tubar         Hoffman Estates, IL        5,000    Locks

  Chicago Lock          Hoffman Estates, IL        5,000    Lock distribution

  Distribution Center   Chino, CA                  6,000    Product distribution



         The Manitou,  Maastricht,  and National  Cabinet  Lock  facilities  are
ISO-9001 registered. The Dynaslide owned facility is ISO-9002 registered. ISO-9001 registration of the Trillium, Grand Rapids and Fort Lock facilities is anticipated in 2001. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes. The leases associated with Chicago Lock facilities were assumed in January 2000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

         The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of February 29, 2000, there were approximately 31 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices for CompX Class A common stock for 1998 and 1999 (subsequent to the Company's March 1998 initial public offering), according to the New York Stock Exchange Composite Tape, and dividends paid per share during such periods. On February 29, 2000 the closing price per share of CompX Class A common stock according to the NYSE Composite Tape was $18 5/8.

                                                                       Dividends
                                       High             Low              paid

Year ended December 31, 1998

  First Quarter                        $24 3/16       $23 1/8            $  -
  Second Quarter                        27 1/2         19 5/8               -
  Third Quarter                         24 11/16       16 3/4               -
  Fourth Quarter                        26 1/2         16 3/16              -

Year ended December 31, 1999

  First Quarter                        $26 7/16       $12 3/4            $  -
  Second Quarter                        17 7/8         12 1/8               -
  Third Quarter                         19             15 1/2               -
  Fourth Quarter                        19 1/2         17 5/8            .125


         Subsequent to the Company's March 1998 initial public offering of shares of its Class A common stock, the Company paid its first regular quarterly dividend in December 1999. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors.

         Prior to the March 1998 initial public offering, the Company paid dividends to Valcor aggregating $6.1 million in 1997 and $1.8 million in 1998. In addition, on December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of a note payable. The Company utilized borrowings under its Revolving Senior Credit Facility to repay in full the note payable to Valcor in 1998.

ITEM 6.   SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's operations are comprised of a 52 or 53 week fiscal year. Each of the years 1995 through 1997 and 1999 consisted of a 52 week year and 1998 was a 53 week year.

                                                Years ended December 31,
                                            --------------------------------
                                     1995      1996    1997      1998        1999
                                     ----      ----    ----      ----        ----
                                       ($ in millions, except per share data)
Income Statement Data

Net sales ......................   $  80.2  $  88.7  $ 108.7    $ 152.1    $ 225.9


Operating income ...............   $  19.4  $  21.6  $  27.1    $  30.8    $  40.1

Income before income taxes .....   $  19.9  $  22.1  $  27.7    $  32.5    $  39.2
Income taxes ...................       7.8      9.1     11.0       12.0       14.1
Minority interest in losses ....      --       --       --          (.2)       (.1)
                                   -------  -------  -------    -------    -------

  Net income ...................   $  12.1  $  13.0  $  16.7    $  20.7    $  25.2
                                   =======  =======  =======    =======    =======

Cash dividends (1) .............   $   6.0  $   6.2  $   6.1    $   1.8    $   2.0

Basic earnings per share data ..   $  1.21  $  1.30  $  1.67    $  1.37    $  1.56

Weighted average common shares
 outstanding ...................      10.0     10.0     10.0       15.1       16.1

Balance Sheet Data
 (at year end):
  Cash and other current assets    $  27.7  $  32.2  $  45.4    $  86.5    $  72.5
  Total assets .................      44.4     48.5     63.8      152.4      202.9
  Current liabilities ..........       9.6      8.1     64.4       20.3       27.0
  Long-term debt, including
   current maturities ..........        .1       .2     50.4        1.7       22.3
  Stockholders' equity (deficit)      32.6     39.2     (1.2)     130.0      149.4

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company sells ergonomic computer support systems and precision ball bearing slides and security products which consist of cabinet locks and locking mechanisms. The Company manufactures its ergonomic and slide products in facilities located in Canada, the Netherlands, Taiwan and Michigan. The Company's security products are manufactured in facilities located in South
Carolina, Illinois and Wisconsin. During the mid-1990's, prior to 1998, approximately 75% of the Company's net sales were to customers in the office furniture industry. Beginning in 1998, the Company has increased its net sales and net income through internal growth and through a series of strategic acquisitions. The acquisitions have allowed the Company to expand its product offerings and customer base to include a larger number of non-office furniture industry products and customers. In 1998, primarily as a result of the Fort Lock acquisition, approximately 50% of the Company's net sales were to customers in the office furniture industry. In 1999, the Company acquired two precision ball bearing slide producers allowing it to expand its product offering to encompass the high, medium, and low ends of the precision ball bearing slide market. In 1999, approximately 62% of the Company's net sales were to customers in the office furniture industry. The Company's customer base now includes customers in the computer and related products, transportation and recreation industries as well as its traditional office furniture industry customers.

        In March 1998, the Company completed the acquisition of the Fort Lock Corporation and related assets for an aggregate purchase price of approximately $33 million (the "Fort Lock Acquisition"). Funding of the Fort Lock Acquisition was provided by available cash on hand and borrowings under the Revolving Senior Credit Facility, which borrowings were repaid with a portion of the net proceeds of the Company's initial public offering. In November 1998, the Company acquired Timberline Lock, Ltd. and related assets, a manufacturer of locks for wood furniture applications, for approximately $8 million in cash funded by available cash on hand.

        In January 1999, the Company acquired Thomas Regout, a precision ball bearing slide producer, for a purchase price of $53.2 million using available cash on hand and $20 million of borrowings under the Company's $100 million revolving bank credit facility. In November 1999, the Company acquired Dynaslide for $11.8 million in cash.

        Assuming the Thomas Regout and Fort Lock Acquisitions occurred January 1, 1998, the Company's unaudited pro forma net sales would have been $212.6 million in 1998 and pro forma operating income would have been $32.5 million. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the period, nor do they purport to represent results of future operations of the merged companies. The pro forma effects of the Timberline Lock and Dynaslide acquisitions are not material.

         The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products, and its ability to control its manufacturing costs, primarily comprised of raw materials such as zinc, copper, coiled steel and plastic resins and of labor costs. Raw material costs represent approximately 47% of the Company's total cost of sales. Beginning in August 1998, steel prices declined approximately 5%, resulting in an overall decrease in raw material costs of approximately 2% in 1998 compared to 1997. In 1999, steel prices did not change significantly. The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. The Company currently anticipates entering into such arrangements for zinc, coiled steel and plastic resins in 2000 and does not anticipate significant changes in the cost of these materials from their current levels. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices and consequently overall operating margins can be affected by such raw material cost pressures.

         Labor costs represent approximately 20% of the Company's total cost of sales. At December 31, 1999, none of The Company's U.S. employees were represented by bargaining units and wage increases historically have been in line with overall inflation indices. Approximately 84% of the Company's Canadian employees are covered by a three year collective bargaining agreement that expired in January 2000 and provided for annual wage increases of 2% - 3%. The provisions of the expired agreement will be maintained while a new collective bargaining agreement is negotiated. Wage increases for these employees historically have been in line with overall inflation indices.

         Selling, general and administrative costs consist primarily of salaries, commissions and advertising expenses directly related to product sales and in 1997 and 1999 have been consistent as a percentage of net sales. In 1998, in connection with the Company's initial public offering in March 1998, five of the Company's officers and directors were awarded 164,880 shares of Class A Common Stock. Accordingly, the Company recognized a $3.3 million pre-tax charge, included in selling, general and administrative expenses, equal to the aggregate value of the Class A shares awarded based on the initial public offering price.

        About 74%, 66% and 43% of the Company's net sales in 1997, 1998 and 1999, respectively, were generated by its Canadian operations. About 60% of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, relative changes in the U.S. dollar/Canadian dollar exchange rate affect operating results. Since U.S. dollar/Canadian dollar exchange rates did not fluctuate significantly from 1993 through 1997, the impact on operating income of fluctuations in the value of the U.S. dollar relative to the Canadian dollar during this period was not material. Compared to the prior period, fluctuations in the value of the U.S. dollar relative to the Canadian dollar increased operating income (excluding the effect of the stock award charge) by 3% and reduced net sales by approximately 1% in 1998 and reduced operating income by 1% and reduced net sales by less than 1% in 1999.

        Likewise, approximately 17% of the Company's 1999 net sales were generated by its operations in the Netherlands. Approximately 83% of these sales are denominated in Dutch guilders or the euro while substantially all of the related cost are incurred in Dutch guilders or the euro. Fluctuations in the value of the U.S. dollar relative to the Dutch guilder and/or euro did not have a material impact on operating income or net sales in 1999.

        Sales of slides and ergonomic products were impacted in the first half of 1999 by softening demand in the office furniture industry. This slowdown was consistent with growth rate statistics published by The Business and Institutional Furniture Manufacturers Association (BIFMA), an association of office furniture manufacturers and their associates. During the first half of 1999, the slowdown in the office furniture industry resulted in decreased demand for the Company's slides and ergonomic products compared to 1998. In the third quarter of 1999, demand for the Company's slide and ergonomic products began to recover and the Company's net sales of slide and ergonomic products in the second half of 1999 reflected the increased demand. Overall, due in part to expected improved demand in the office furniture industry, the Company expects its sales and operating income to be higher in 2000 compared to 1999.

Results of Operations

Year ended December 31, 1999 compared to year ended December 31, 1998

         Net sales. Net sales increased $73.8 million, or 49% in 1999 compared to 1998. This increase is primarily due to the inclusion of the results of operations for the full year of Timberline Lock and Thomas Regout and the November and December results for Dynaslide. Excluding the effect of these acquisitions, net sales in 1999 increased 5% compared to net sales in 1998. The 5% increase reflects an increase in the Company's product sales to the office furniture industry (primarily slides and ergonomic products), which increased 5% along with increased sales of the Company's security products, which improved 3% over the prior year.

         Operating income. In 1999, operating income increased $7.7 million, or 22% over 1998. The majority of this growth was due to the acquisitions mentioned earlier. Excluding the effect of the acquisitions and excluding the effect of the $3.3 million stock award which occurred in 1998, operating income increased $1.3 million or 4% over the prior year. Sales of slides and ergonomic products were impacted in the first half of 1999 by softening demand in the office furniture industry, however such sales and operating income improved in the second half of 1999 as office furniture demand improved.

Year ended December 31, 1998 compared to year ended December 31, 1997

        Net sales. Net sales increased $43.4 million, or 40% in 1998 compared to 1997, primarily due to increased volumes in all product lines and the inclusion of the results of Fort Lock beginning March 3, 1998. Combined net sales from the Company's ergonomic computer support systems and precision ball bearing slide products increased $11.6 million, or 14%, based on higher unit volumes and relatively stable prices. Security products net sales increased $31.8 million, or 113%, primarily due to sales attributable to Fort Lock. Excluding the Fort Lock acquisition, net sales of security products increased 4%.

        Operating income. Operating income increased $6.9 million in 1998 compared to 1997 (excluding the $3.3 million stock award charge), or 24%, due primarily to the increased volumes in all product lines and the inclusion of the results of Fort Lock which was acquired on March 3, 1998. Excluding the Fort Lock Acquisition and the $3.3 million stock award charge, operating income increased 14% over 1997. The increase is due to increased net sales as discussed above and a decline in certain raw material costs. Beginning in August 1998, steel prices declined approximately 5%, resulting in an overall decrease in raw material costs of approximately 2% in 1998 compared to 1997.

Year 2000 Issue

         General. As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that had date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         Over the past few years, the Company addressed the Year 2000 Issue in an attempt to ensure that its computer systems would function properly after December 31, 1999. This process included, among other things, the identification of all systems and applications potentially affected by the Year 2000 Issue, the determination of which systems and applications required remediation and the completion thereof and the testing of systems and applications following remediation for Year 2000 compliance. As part of its normal business operations, the Company had already installed upgraded information systems at certain of its locations which addressed the Year 2000 Issue. In addition, confirmations were requested from major software and hardware vendors, suppliers and customers that they were developing and implementing plans to become, or that they had become, Year 2000 compliant. Contingency plans were also developed to address potential Year 2000 issues related to business interruption in the event one or more of the Company's internal systems or the systems of third parties upon which it relied ultimately proved not to be Year 2000 compliant. After all of the efforts described above, the Company believed that its key systems were Year 2000 compliant prior to December 31, 1999. Excluding the cost of ongoing system upgrades, the amount spent by CompX to address the Year 2000 Issue was not significant.

         To date in 2000, none of the Company's manufacturing facilities have suffered any significant downtime due to non-compliant systems, nor have any significant problems associated with the Year 2000 Issue been identified in any of such companies' systems. The Company will continue to monitor its major systems in order to ensure that such systems continue to be Year 2000 compliant. However, based primarily upon the length of time into 2000 which has elapsed without the identification of any significant problems related to the Year 2000 Issue, the Company does not currently expect any significant Year 2000 Issue-related problems will develop for any of its systems.

Impact of accounting standards not yet adopted

        See Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Consolidated cash flows

        Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, for 1997, 1998 and 1999, are generally similar to the trends in the Company's earnings. Cash flow provided by operating activities (excluding the non-cash stock award charge) totaled, $23.0 million, $24.3 million and $28.4 million for the years ended December 31, 1997, 1998 and 1999, respectively, compared to net income of $16.7 million, $20.7 million and $25.2 million, respectively. Depreciation and amortization increased in 1998 and 1999 in part due to the acquisitions discussed above.

        Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

         Investing activities. Net cash used by investing activities totaled $5.5 million, $54.2 million and $84.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Cash used by investing activities in 1998 includes an aggregate of $41.6 million for the Fort Lock and Timberline acquisitions. Likewise in 1999, $65.0 million in cash was used for the Thomas Regout and Dynaslide acquisitions. Other cash flows from investing activities in each of the past three years related principally to capital expenditures. Capital expenditures in the past three years emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. The increase in capital expenditures in 1998 and 1999 relates primarily to the additions of a third plating line at the Company's Kitchener facility, facility expansions in Mauldin and Kitchener, the acquisition of an adjoining manufacturing building at Fort Lock and the addition of automation equipment at all facilities.

         Capital expenditures for 2000 are estimated at approximately $25.1 million, the majority of which relate to projects that emphasize improved production efficiency and increase production capacity and development of e-commerce capabilities. Firm purchase commitments for capital projects in process at December 31, 1999 approximated $4 million. As discussed above, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9.2 million in cash during January 2000. Funds for this acquisition were provided by borrowings on the Company's existing revolving credit facility.

         Financing activities. Net cash provided (used) by financing activities totaled ($5.9) million, $58.7 million and $17.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the Company's March 1998 initial public offering and the repayment of the $50 million note payable to Valcor, discussed below. Prior to the initial public offering, the Company paid dividends to its parent company aggregating $6.1 million in 1997 and $1.8 million in 1998. In addition, on December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of a note payable. The Company utilized borrowings under the Revolving Senior Credit Facility to repay the note payable to Valcor. See Notes 9 and 10 to the Consolidated Financial Statements. The Company also paid its first regular quarterly dividend of $0.125 per share in December 1999 since the initial public offering. Total cash dividends paid in 1999 were $2.0 million.

         At December 31, 1999, after borrowing $20 million to fund acquisitions, the Company had $80 million of borrowing availability under its Revolving Senior Credit Facility.

Other

        Management believes that cash generated from operations and borrowing availability under the Revolving Senior Credit Facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company has also periodically entered into currency forward contracts to either manage a very nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 1998 and 1999. See Notes 1 and 11 to the Consolidated Financial Statements.

         Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

         At December 31, 1999, substantially all of the Company's outstanding indebtedness were variable rate borrowings and related principally to $20 million in borrowings under the Company's existing $100 million revolving senior credit facility. The outstanding balance at December 31, 1999 (which approximates fair value) had a weighted-average interest rate of 6.21%. Amounts outstanding under this credit facility are due in 2003. The remaining indebtedness outstanding at December 31, 1999, and all outstanding indebtedness at December 31, 1998, is not material.

         Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the Canadian dollar, the Dutch guilder, the euro and beginning in November 1999, the New Taiwanese dollar.

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables, at December 31, 1999 CompX had entered into a series of short-term forward exchange contracts maturing through March 2000 to exchange an aggregate of $6.0 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn$ 1.491 and Cdn $ 1.486 per U.S. dollar. The Company was not a party to such contract at December 31, 1998.

         Solely  in  connection  with the  January  1999  acquisition  of Thomas
Regout, on December 30, 1998 the Company entered into a short-term currency forward contract to purchase NLG 75.0 million for $40.1 million which contract was executed on January 19, 1999. See Note 2 to the Consolidated Financial Statements. The Company was not a party to any such contract at December 31, 1999.

         The estimated fair value of all such outstanding forward contracts at December 31, 1998 and 1999 is not material.

         Other. Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

         The functional currencies of the Company's Thomas Regout operations in Maastricht, the Netherlands, have begun conversion to the euro from its national currency. This is expected to be completed in 2001. Although not expected, the euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations. Because of the inherent uncertainty of the ultimate effect of the euro conversion, the Company cannot accurately predict the impact of the euro conversion on its results of operations, financial condition or liquidity.

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

 (a) and (d)      Financial Statements and Schedules

                  The Registrant

                  The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

 (b)                       Reports on Form 8-K

                           Reports  on Form  8-K  filed  for the  quarter  ended
December 31, 1999.

                           October 15, 1999 - Reported Items 5 and 7. October 18, 1999 - Reported Items 5 and 7. November 19, 1999-Reported Items 5 and 7. November 30, 1999- Reported Items 5 and 7. December 15, 1999- Reported Items 5 and 7.

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

3.2 Bylaws of Registrant - incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

10.1 Intercorporate Services Agreement between the Registrant and Valhi, Inc. effective as of January 1, 1999.

10.2 Intercorporate Services Agreement between the Registrant and NL Industries, Inc. effective as of January 1, 1999 - incorporated by reference to Exhibit 10.1 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 1999.

10.3* CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

10.4* CompX International Inc. Variable Compensation Plan effective as of January 1, 1999 - incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.8 Amendment No. 1 to Credit Agreement between Registrant, Bankers Trust Company, as Agent and various lending institutions, dated December 15, 1999.

10.9 Stock Purchase Agreement between CompX International Inc. and Shareholders of Fort Lock Corporation dated February 3, 1998 -
         incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

10.10 Offer and Acquisition Agreement dated December 18, 1998 between CompX International Inc. and Thomas Regout Holding N.V. - incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated January 29, 1999.

21.1     Subsidiaries of the Registrant.

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule for the year ended December 31, 1999.

99.1     Annual  Report  of  the  National   Cabinet  Lock,  Inc.   Contributory
         Retirement Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 1999.

99.2 Annual Report of the 401(k) Plan of The Fort Lock Corporation (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 1999.













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

       Signature                          Title                        Date

/s/ Joseph S. Compofelice      Chairman of the Board, President   March 22, 2000
---------------------------     and Chief Executive Officer
Joseph S. Compofelice


/s/ John A. Miller             Vice President,                    March 22, 2000
-----------------------------  Chief Financial Officer and Treasurer
John A. Miller                  (Principal Financial Officer)


/s/ David A. Bowers            Vice President and President       March 22, 2000
-----------------------------   of CompX Security Products
David A. Bowers                 and Director

/s/ Todd W. Strange            Vice President and                 March 22, 2000
-----------------------------   Controller (Principal
                                Accounting Officer)


/s/ Glenn R. Simmons           Director                           March 22, 2000
-----------------------------
Glenn R. Simmons


/s/ Edward J. Hardin           Director                           March 22, 2000
-----------------------------
Edward J. Hardin


/s/ Paul M. Bass, Jr.          Director                           March 22, 2000
-----------------------------
Paul M. Bass, Jr.


/s/ Ann Manix                  Director                           March 22, 2000
----------------------------
Ann Manix


/s/ Steven L. Watson           Director                           March 22, 2000
-----------------------------
Steven L. Watson


                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                   Page

  Report of Independent Accountants                                    F-1

  Consolidated Balance Sheets - December 31, 1998 and 1999             F-2

  Consolidated Statements of Income -
   Years ended December 31, 1997, 1998 and 1999                        F-4

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1997, 1998 and 1999                        F-5

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1997, 1998 and 1999                        F-6

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1997, 1998 and 1999                        F-8

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of CompX International Inc.:

        In our opinion, the accompanying consolidated balance sheets of CompX International Inc. and Subsidiaries, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                             PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2000

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                        (In thousands, except share data)


              ASSETS                                      1998            1999
                                                          ----            ----

Current assets:
  Cash and cash equivalents ........................      $ 47,363      $ 12,169
  Accounts receivable, less allowance for
   doubtful accounts of $310 and $725 ..............        18,976        29,053
  Income taxes receivable from affiliates ..........           573            22
  Refundable income taxes ..........................           524           462
  Inventories ......................................        16,952        27,659
  Prepaid expenses .................................         1,381         1,858
  Deferred income taxes ............................           688         1,258
                                                          --------      --------

      Total current assets .........................        86,457        72,481
                                                          --------      --------

Other assets:
  Goodwill .........................................        22,317        41,697
  Other intangible assets ..........................         2,938         2,787
  Deferred income taxes ............................          --           2,499
  Other ............................................           400           203
                                                          --------      --------

      Total other assets ...........................        25,655        47,186
                                                          --------      --------

Property and equipment:
  Land .............................................         1,219         3,549
  Buildings ........................................        13,678        27,898
  Equipment ........................................        39,216        70,242
  Construction in progress .........................         3,533         6,710
                                                          --------      --------
                                                            57,646       108,399
  Less accumulated depreciation ....................        17,376        25,154
                                                          --------      --------

      Net property and equipment ...................        40,270        83,245
                                                          --------      --------

                                                          $152,382      $202,912
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1998 and 1999

                        (In thousands, except share data)


   LIABILITIES AND STOCKHOLDERS' EQUITY                    1998           1999
                                                           ----           ----

Current liabilities:
  Current maturities of long-term debt .............      $    609      $  1,367
  Accounts payable and accrued liabilities .........        17,243        25,389
  Income taxes .....................................         2,415            91
                                                          --------      --------

      Total current liabilities ....................        20,267        26,847
                                                          --------      --------

Noncurrent liabilities:
  Long-term debt ...................................         1,082        20,900
  Deferred income taxes ............................           983         3,223
  Accrued pension costs ............................          --           1,209
  Other ............................................          --           1,274
                                                          --------      --------

      Total noncurrent liabilities .................         2,065        26,606
                                                          --------      --------

Minority interest ..................................             4           103
                                                          --------      --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares
   authorized, none issued .........................          --            --
  Class A common stock, $.01 par value;
   20,000,000 shares authorized; 6,144,880 and 6,147,380
   shares issued and outstanding ...................            61            61
  Class B common stock, $.01 par value;
   10,000,000 shares authorized, issued and outstanding        100           100
  Additional paid-in capital .......................       118,027       118,067
  Retained earnings ................................        14,270        37,415
  Accumulated other comprehensive income-
   currency translation ............................        (2,412)       (6,287)
                                                          --------      --------

      Total stockholders' equity ...................       130,046       149,356
                                                          --------      --------

                                                          $152,382      $202,912
                                                          ========      ========





Commitments and contingencies (Notes 2 and 11)

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1997, 1998 and 1999

                      (In thousands, except per share data)


                                                 1997         1998         1999
                                              ---------    ---------    ---------

Net sales .................................   $ 108,652    $ 152,093    $ 225,888
                                              ---------    ---------    ---------

Costs and expenses:
  Cost of sales ...........................      70,638      102,004      160,628
  Selling, general and administrative .....      10,546       19,706       25,220
  Other expense (income), net .............         401         (412)        (104)
  General corporate expense (income), net .        (801)      (2,834)        (572)
  Interest expense ........................         199        1,094        1,554
                                              ---------    ---------    ---------

                                                 80,983      119,558      186,726
                                              ---------    ---------    ---------

      Income before income taxes and
       minority interest ..................      27,669       32,535       39,162

Provision for income taxes ................      11,019       12,034       14,102

Minority interest .........................        --           (165)        (103)
                                              ---------    ---------    ---------

      Net income ..........................   $  16,650    $  20,666    $  25,163
                                              =========    =========    =========


Basic and diluted earnings per common share   $    1.67    $    1.37    $    1.56
                                              =========    =========    =========

Shares used in the calculation of earnings
 per share amounts:
  Basic earnings per share ................      10,000       15,052       16,146
  Dilutive impact of stock options ........        --             32            3
                                              ---------    ---------    ---------

  Diluted earnings per share ..............      10,000       15,084       16,149
                                              =========    =========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)



                                               1997         1998          1999
                                               ----         ----          ----

Net income ..............................    $ 16,650     $ 20,666     $ 25,163
                                             --------     --------     --------

Other comprehensive income -
 currency translation adjustment:
    Pre-tax amount ......................      (1,472)      (2,001)      (3,875)
    Less income tax benefit .............        (515)        (668)        --
                                             --------     --------     --------

    Total other comprehensive income ....        (957)      (1,333)      (3,875)
                                             --------     --------     --------

      Comprehensive income ..............    $ 15,693     $ 19,333     $ 21,288
                                             ========     ========     ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                    1997          1998          1999
                                                    ----          ----          ----

Cash flows from operating activities:
Net income ..............................          $16,650      $20,666      $25,163
Depreciation and amortization ...........            2,811        4,538        9,406
  Deferred income taxes .......................       (651)        (830)      1,423
  Noncash stock award of Management Shares ....       --          3,298        --
  Minority interest ...........................       --           (165)       (103)
  Other, net ..................................        338          (85)       (243)
  Change in assets and liabilities:
    Accounts receivable .......................     (3,117)      (1,319)     (3,186)
    Inventories ...............................       (194)        (375)     (1,992)
    Accounts payable and accrued liabilities ..      4,531        1,486      (2,470)
    Accounts with affiliates ..................        710         (904)        532
    Income taxes ..............................      1,502         (687)     (1,579)
    Other, net ................................        372       (1,357)      1,471
                                                  --------    ---------    --------

      Net cash provided by operating activities     22,952       24,266      28,422
                                                  --------    ---------    --------


Cash flows from investing activities:
  Capital expenditures ........................     (5,536)     (12,928)    (19,703)
  Purchase of business units ..................       --        (41,646)    (64,975)
  Other, net ..................................         15          398          54
                                                  --------    ---------    --------

      Net cash used by investing activities ...     (5,521)     (54,176)    (84,624)
                                                  --------    ---------    --------


Cash flows from financing activities:
  Long-term debt:
    Additions .................................        369       75,475      20,000
    Principal payments ........................       (156)     (75,157)     (1,009)
    Deferred financing costs paid .............       --           (200)       --
  Repayment of demand note to Valcor ..........       --        (50,000)       --
  Issuance of common stock ....................       --        110,378        --
  Dividends ...................................     (6,098)      (1,800)     (2,018)
                                                  --------    ---------    --------

      Net cash provided (used) by financing
       activities .............................     (5,885)      58,696      16,973
                                                  --------    ---------    --------

Net increase (decrease) .......................   $ 11,546    $  28,786    $(39,229)
                                                  ========    =========    ========

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                     1997        1998        1999
                                                     ----        ----        ----

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing
     activities ...............................   $ 11,546    $ 28,786    $(39,229)
    Business units acquired ...................       --           387       4,785
    Currency translation ......................       (909)       (997)       (750)
  Balance at beginning of year ................      8,550      19,187      47,363
                                                  --------    --------    --------

  Balance at end of year ......................   $ 19,187    $ 47,363    $ 12,169
                                                  ========    ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest ..................................   $     35    $  1,244    $  1,253
    Income taxes ..............................      9,617      14,449      13,284

  Dividend in the form of a demand note payable   $ 50,000    $   --      $   --

  Net assets consolidated -
   business units acquired:
    Cash and cash equivalents .................   $   --      $    387    $  4,785
    Goodwill ..................................       --        23,145      22,700
    Other intangible assets ...................       --         3,057        --
    Other non-cash assets .....................       --        21,653      54,966
    Liabilities ...............................       --        (6,596)    (17,476)
                                                  --------    --------    --------

    Cash paid .................................   $   --      $ 41,646    $ 64,975
                                                  ========    ========    ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                                Accumulated other
                                                                  comprehensive
                                                                    income -     Total
                                            Additional Retained    currency   stockholders'
                             Common stock    paid-in   earnings   translation    equity
                           Class A  Class B  capital   (deficit)                (deficit)
                           -------  ------- ---------- ---------        -----------

Balance at December 31, 1996    $-   $100   $  4,412   $ 34,852    $  (122)   $  39,242

Net income .................    --    --        --       16,650       --         16,650
Other comprehensive income .    --    --        --         --         (957)        (957)
Dividends:
  Cash .....................    --    --        --       (6,098)      --         (6,098)
  Noncash ..................    --    --        --      (50,000)      --        (50,000)
                               ---   ----   --------   --------    -------    ---------

Balance at December 31, 1997    --    100      4,412     (4,596)    (1,079)      (1,163)

Net income .................    --    --        --       20,666       --         20,666
Other comprehensive income .    --    --        --         --       (1,333)      (1,333)
Cash dividends .............    --    --        --       (1,800)      --         (1,800)
Issuance of common stock:
  Initial public offering ..    60    --     110,318       --         --        110,378
  Management shares ........     1    --       3,297       --         --          3,298
                               ---   ----   --------   --------    -------    ---------

Balance at December 31, 1998    61    100    118,027     14,270     (2,412)     130,046

Net income .................    --    --        --       25,163       --         25,163
Other comprehensive income .    --    --        --         --       (3,875)      (3,875)
Cash dividends .............    --    --        --       (2,018)      --         (2,018)
Issuance of common stock ...    --    --          40       --         --             40
                               ---   ----   --------   --------    -------    ---------

Balance at December 31, 1999   $61   $100   $118,067   $ 37,415    $(6,287)   $ 149,356
                               ===   ====   ========   ========    =======    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

         Organization. CompX International Inc. (NYSE: CIX) is 64% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. Prior to the Company's March 1998 initial public offering, the Company was a wholly-owned subsidiary of Valcor. The Company manufactures and sells component products (ergonomic computer support systems, precision ball bearing slides and security products). Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board and Chief Executive officer of each of Contran, Valhi and Valcor, may be deemed to control each of such companies and the Company.

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

         Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 1997 and 1999 each consisted of 52 weeks, and the year ended December 31, 1998 consisted of 53 weeks.

        Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently. The net foreign currency transaction gain (loss), included in other income, net, was $303,000 in 1997, $512,000 in 1998 and ($290,000) in
1999.

        Cash and cash equivalents. Cash equivalents consist principally of bank time deposits and government and commercial notes with original maturities of three months or less.

        Net sales. Sales are recorded when products are shipped. Title generally passes at the point of shipment.

        Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventories are based on average cost or the first-in, first-out method.

        Property, equipment and depreciation. Property and equipment, including purchased computer software for internal use, are stated at cost. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 10 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted.

         When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if impairment does exist. Such events or changes in circumstances include, among other things, significant current and prior periods or current and projected periods operating losses, a significant decrease in the market value of an asset or a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. If the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination may also be considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines.

        Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 20 years and is stated net of accumulated amortization of $.8 million at December 31, 1998 and $2.7 million at December 31, 1999.

        Other intangible assets, consisting primarily of the estimated fair value of certain patents acquired, are being amortized by the straight-line method over the lives of such patents (approximately 13.25 years remaining at December 31, 1999) and are stated net of accumulated amortization of $.2 million at December 31, 1998 and $.4 million at December 31, 1999.

         When events or changes in circumstances indicate that goodwill and other intangible assets may be impaired, an evaluation is performed to determine if impairment does exist. Such events or circumstances include, among other things, a prolonged period of time during which the Company's consolidated net book value per share is less than the Company's quoted market price for its common stock or significant current and prior periods or current and projected periods operating losses related to the applicable business. All relevant factors are considered in determining whether impairment exists. If impairment is determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, are written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.

         Currency forward contracts. Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. At December 31, 1999, he Company held contracts designated as a hedge against such receivables to exchange an aggregate of U.S. $6.0 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn. $1.491 and Cdn. $1.486. Such contracts mature through March 2000. No such contracts were outstanding at December 31, 1998.

         The Company also will periodically use currency forward contracts to hedge specific foreign currency commitments. Gains and losses on such contracts are deferred and included in the basis of the hedged transaction when it is consummated. In connection with CompX's acquisition of a slide producer in January 1999 (see Note 2), on December 30, 1998 CompX entered into a short-term currency forward contract to purchase NLG 75 million for $40.1 million, which contract was executed on January 19, 1999. The Company was not a party to any such contract at December 31, 1999.

         The estimated fair value of all such currency forward contracts is not material at December 31, 1998 and 1999.

        Income taxes. Prior to March 1998, the Company was a member of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provided that subsidiaries included in the Contran Tax Group compute the provision for federal income taxes on a separate company basis. The Company made payments to, or received payments from, Contran in the amount they would have paid to or received from the Internal Revenue Service had it not been a member of the Contran Tax Group. The separate company provisions and payments were computed using the tax elections made by Contran. Subsequent to the Company's initial public offering of shares of its Class A common stock in March 1998, the Company became a separate U.S. federal income taxpayer and ceased being a member of the Contran Tax Group. The Company continues to be a part of consolidated tax returns filed by Contran in certain U.S. state jurisdictions.

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregate $16 million at December 31, 1998 and $32 million at December 31, 1999.

         Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 472,514 in 1999 (nil in 1997 and 1998).

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

        Other. Advertising costs, expensed as incurred, were $555,000 in 1997, $423,000 in 1998 and $1,030,000 in 1999. Research and development costs, expensed as incurred, were $468,000 in 1997, $643,000 in 1998 and $1,032,000 in
1999.

         New accounting principle not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts.

Note 2 - Business units acquired:

         In 1998, the Company acquired two U.S. lock producers (Fort Lock Corporation and related assets in March 1998 and Timberline Lock, Ltd. and related assets in November 1998) for an aggregate cash purchase price of approximately $41.6 million. Funding for these acquisitions was provided by cash on hand and $25 million of borrowings under the Company's $100 million revolving credit facility discussed in Note 6. The Company accounted for these acquisitions by the purchase method of accounting and, accordingly, the results of operations and cash flows of the businesses acquired are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition.

         In January  1999,  the Company  acquired  Thomas  Regout  Holding  N.V.
("Thomas Regout"), a precision ball bearing slide producer based in the Netherlands for aggregate cash consideration of NLG 98 million ($53.2 million), using funds on hand and $20 million of borrowing under the Company's revolving credit facility. In November 1999, the Company acquired the business that produces the Dynaslide line of precision ball bearing drawer slides in two manufacturing plants in Taipei, Taiwan ("Dynaslide"). The purchase price of $11.8 million includes all the assets and operations that produce the Dynaslide products and was financed with existing cash. These acquisitions were also accounted for by the purchase method, and accordingly, the results of operations and cash flows of the acquired businesses have been included in the Company's consolidated financial statements subsequent to the respective acquisition dates.

         The purchase price for all four of these acquisitions has been allocated to the individual assets acquired and liabilities assumed based upon estimated fair values.

         Assuming the Thomas Regout and Fort Lock Corporation acquisitions occurred as of January 1, 1998, the Company's unaudited pro forma net sales, operating income and net income in 1998 would have been $212.6 million, $32.5 million and $20.1 million, respectively. Diluted pro forma earnings per common share would have been $1.33 per share. The pro forma effect of the Timberline Lock, Ltd. and Dynaslide acquisitions is not material. The unaudited pro forma financial information is not necessarily indicative of the actual results had the transactions occurred at the beginning of the period, nor do they purport to represent the results of future operations of the combined companies.

         In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9.2 million in cash. CompX used borrowings under its existing credit facility to pay the cash purchase price.

Note 3 -       Business and geographic segments:

         The Company operates in one business segment - the manufacture and sale of ergonomic and slide products (ergonomic computer support systems and precision ball bearing slides) and security products for furniture and other markets. The Company evaluates segment performance based on segment operating income. The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment but exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See Note 2.

         In 1999, the Company changed its definition of segment operating income. Operating income is now defined as income before income taxes and interest expense, exclusive of all interest and dividend income, foreign currency transaction gains and losses and certain non-recurring items (such as gains and losses on disposition of business units). The prior definition of operating income included foreign currency transaction gains and losses and a portion of interest and dividend income. The effect of this change in definition on previously reported total segment operating income is a decrease of $1.3 million and $1.1 million in 1997 and 1998, respectively. Operating income in 1997 and 1998, as presented below, has been restated based on the Company's new definition.

         Segment assets are comprised of all assets attributable to the reportable operating segments. Corporate assets are not attributable to the operating segments and consist primarily of cash and cash equivalents. For geographic information, net sales are attributed to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment are attributed to their physical location. At December 31, 1998 and 1999, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $38 million and $92 million, respectively.

                                                  Years ended December 31,
                                             1997          1998           1999
                                             ----          ----           ----
                                                      (In thousands)

Operating income .....................    $  27,067     $  30,795     $  40,144

Interest expense .....................         (199)       (1,094)       (1,554)
General corporate income, net ........          801         2,834           572
                                          ---------     ---------     ---------

    Income before income taxes .......    $  27,669     $  32,535     $  39,162
                                          =========     =========     =========

Net sales:
  Point of origin:
    Canada ...........................    $  80,632     $  92,272     $  96,915
    United States ....................       28,020        58,018        89,036
    The Netherlands ..................         --            --          36,834
    Other ............................         --           1,803         3,103
                                          ---------     ---------     ---------

                                          $ 108,652     $ 152,093     $ 225,888
                                          =========     =========     =========

                                              Years ended December 31,
                                           1997          1998           1999
                                           ----          ----           ----
                                                    (In thousands)

  Point of destination:
United States ...............         $ 70,354         $105,189         $133,700
Canada ......................           33,974           40,284           43,556
Europe ......................              951            3,664           41,498
Other .......................            3,373            2,956            7,134
                                      --------         --------         --------

                                      $108,652         $152,093         $225,888
                                      ========         ========         ========

                                                        December 31,
                                             1997          1998           1999
                                             ----          ----           ----
                                                        (In thousands)
Total assets:
  Operating segment ..................      $ 63,794      $121,645      $202,028
  Corporate ..........................          --          30,737           884
                                            --------      --------      --------

                                            $ 63,794      $152,382      $202,912
                                            ========      ========      ========

Net property and equipment:
  Canada .............................      $ 12,567      $ 18,307      $ 25,217
  United States ......................         5,596        20,607        34,235
  The Netherlands ....................          --            --          17,602
  Other Europe .......................          --           1,356         1,281
  Other ..............................          --            --           4,910
                                            --------      --------      --------

                                            $ 18,163      $ 40,270      $ 83,245
                                            ========      ========      ========

Note 4 -       Inventories:

                                                            December 31,
                                                        1998               1999
                                                        ----               ----
                                                            (In thousands)

Raw materials ............................            $ 6,520            $ 9,038
Work in process ..........................              5,748              8,669
Finished products ........................              4,634              9,898
Supplies .................................                 50                 54
                                                      -------            -------

                                                      $16,952            $27,659

Note 5 - Accounts payable and accrued liabilities:

                                                              December 31,
                                                         1998              1999
                                                         ----              ----
                                                            (In thousands)

Accounts payable ...........................            $8,589            $9,850
Accrued liabilities:
Employee benefits ........................              4,498              7,746
Insurance ................................                842                707
Royalties ................................                504                504
Other ....................................              2,810              6,582
                                                      -------            -------

                                                      $17,243            $25,389

Note 6 -       Indebtedness:

                                                               December 31,
                                                            1998           1999
                                                            ----           ----
                                                               (In thousands)

Revolving bank credit facility ...................        $  --          $20,000
Capital lease obligations and other ..............          1,691          2,267
                                                          -------        -------
                                                            1,691         22,267
Less current portion .............................            609          1,367
                                                          -------        -------

                                                          $ 1,082        $20,900


         The Company has a $100 million unsecured revolving bank credit facility which bears interest at the Eurodollar Rate plus between 17.5 and 90.0 basis points depending on certain coverage ratios (resulting in an interest rate of 6.21% at December 31, 1999) and is due no later than February 2003. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. At December 31, 1999, $80 million was available for borrowing under this facility. The facility contains certain covenants and restrictions customary in lending transactions of this type, including restrictions on the payment of dividends and requirements to maintain specified levels of consolidated net worth (as defined). At December 31, 1999, $25.9 million is available for dividends under the terms of the agreement.

         Capital lease obligations, stated net of inputed interest, are due through 2001. The Company's other debt obligations are not material.

        Aggregate maturities of long-term debt at December 31, 1999 are shown in the table below.

Years ending December 31,                                 Amount
                                                      (In thousands)

  2000                                                    $ 1,367
  2001                                                        592
  2002                                                         92
  2003                                                     20,080
  2004                                                         54
  Thereafter                                                   82
                                                          -------

                                                          $22,267

Note 7 -       Employee benefit plans:

        Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $1,051,000 in 1997, $1,074,000 in 1998 and $1,472,000 in 1999.

        Defined benefit plans. The Company maintains a defined benefit pension plan covering substantially all full-time employees of Thomas Regout. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

        The rates used in determining the actuarial present value of benefit obligations are presented below:

                                                               December 31, 1999

Discount rate                                                         4.0%
Rate of increase in future
 compensation levels                                                  3.0%
Long-term rate of return on assets                                    4.0%


        The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below.

                                               Year ended December 31,
                                                        1999
                                                    (In thousands)

Change in projected benefit obligations ("PBO"):
  PBO at beginning of the year .....................   $  --
  Acquisition of Thomas Regout .....................     2,366
  Service cost .....................................       151
  Interest .........................................        92
  Change in foreign exchange rates .................      (348)
  Benefits paid ....................................      --
                                                       -------

      PBO at end of the year .......................   $ 2,261
                                                       =======


Change in fair value of plan assets:
  Fair value of plan assets at beginning of the year   $  --
  Acquisition of Thomas Regout .....................       977
  Actual return on plan assets .....................        41
  Employer contributions ...........................        62
  Participant contributions ........................        58
  Change in foreign exchange rates .................      (148)
  Benefits paid ....................................      --
                                                       -------

      Fair value of plan assets at end of year .....   $   990
                                                       =======

Funded status at year-end -
  Plan assets less than PBO ........................   $ 1,271
                                                       =======

Amounts  recognized  in the  statement of
 financial  position - accrued  pension cost:
    Current ........................................   $    62
    Noncurrent .....................................     1,209
                                                       -------

                                                       $ 1,271

Net periodic pension cost:
  Service cost benefits ............................   $   151
  Interest cost on PBO .............................        92
  Expected return on plan assets ...................       (41)
                                                       -------
                                                       $   202

Note 8 -       Income taxes:

        The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                                    Years ended December 31,
                                              1997          1998           1999
                                              ----          ----           ----
                                                        (In thousands)
Components of pre-tax income:
  United States ............................   $  7,136    $  6,835    $ 14,112
  Non-U.S ..................................     20,533      25,700      25,050
                                               --------    --------    --------

                                               $ 27,669    $ 32,535    $ 39,162
                                               ========    ========    ========

Provision for income taxes:
  Currently payable:
    U.S. federal and state .................   $  2,747    $  3,351    $  4,493
    Foreign ................................      8,923       9,513       8,186
                                               --------    --------    --------

                                                 11,670      12,864      12,679
                                               --------    --------    --------
  Deferred taxes:
    U.S ....................................        (85)       (714)         38
    Foreign ................................       (566)       (116)      1,385
                                               --------    --------    --------

                                                   (651)       (830)      1,423
                                               --------    --------    --------

                                               $ 11,019    $ 12,034    $ 14,102
                                               ========    ========    ========

Expected tax expense, at the U.S. federal
 statutory income tax rate of 35% ..........   $  9,684    $ 11,387    $ 13,708

Non-U.S. tax rates .........................        550         134         241

Incremental U.S. tax on earnings of
 Canadian subsidiary .......................        631        --          --

No tax benefit for goodwill amortization ...       --           290         625

State income taxes and other, net ..........        154         223        (472)
                                               --------    --------    --------

                                               $ 11,019    $ 12,034    $ 14,102
                                               ========    ========    ========

Comprehensive provision (benefit) for
 income taxes allocable to:
  Pre-tax income ...........................   $ 11,019    $ 12,034    $ 14,102
  Other comprehensive income -
   currency translation ....................       (515)       (668)       --
                                               --------    --------    --------

                                               $ 10,504    $ 11,366    $ 14,102
                                               ========    ========    ========

        The components of net deferred tax assets (liabilities) are summarized below.

                                                                 December 31,
                                                              1998          1999
                                                              ----          ----
                                                                 (In thousands)

Tax effect of temporary differences relating to:
  Inventories ............................................   $   299    $  (114)
  Property and equipment .................................    (3,023)    (5,559)
  Accrued liabilities and other deductible differences ...     2,458      3,582
  Tax loss and credit carryforwards ......................      --        4,812
  Other taxable differences ..............................       (29)    (1,420)
  Valuation allowance ....................................      --         (767)
                                                             -------    -------

                                                             $  (295)   $   534
                                                             =======    =======

Net current deferred tax assets ..........................   $   688    $ 1,258
Net noncurrent deferred tax assets .......................      --        2,499
                                                                        -------
Net noncurrent deferred tax liabilities ..................      (983)    (3,223)
                                                             -------    -------

                                                             $  (295)   $   534
                                                             =======    =======

         At December 31, 1999, the Company had $1.6 million of foreign tax credit carryforwards, which expire through 2002. The valuation allowance at December 31, 1999 represents an offset to a change in gross deferred income tax assets due to a change in estimate of the Company's ability to utilize a portion of these foreign tax credit carryforwards.

        At December 31, 1999, the Company has net operating loss ("NOL") carryforwards, which expire in 2007 through 2018, of approximately $8.4 million for U.S. federal income tax purposes. The NOL carryforwards arose from the acquisition of Thomas Regout's U.S. subsidiary. These losses may only be used to offset future taxable income of the acquired subsidiary and are not available to offset taxable income of other subsidiaries. Utilization of such NOL carryforward is limited to approximately $400,000 annually. The Company utilized NOL carryforwards of $400,000 in 1999 to offset tax expense of $140,000. The Company believes that it is more-likely-than-not that all such NOLs will be utilized to reduce future income tax liabilities. Consequently, no valuation allowance has been recorded to offset the deferred tax asset related to these NOLs.

Note 9 - Stockholders' equity:

                                                        Shares of common stock
                                                       Class A           Class B
                                                        Issued           Issued

Balance at December 31, 1996 and 1997 .........            --         10,000,000

Issued at initial public offering .............       5,980,000             --
Stock award grants ............................         164,880
                                                                      ----------

Balance at December 31, 1998 ..................       6,144,880       10,000,000

Issued ........................................           2,500             --
                                                      ---------       ----------

Balance at December 31, 1999 ..................       6,147,380       10,000,000
                                                      =========       ==========

        Class A and Class B common stock. The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share. Valcor, which holds all of the outstanding shares of Class B Common Stock, is entitled to one vote per share in all matters except for election of directors, for which Valcor is entitled to ten votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law. Each share of Class A Common Stock and Class B Common Stock have an equal and ratable right to receive dividends to be paid from the Company's assets when, and if declared by the Board of Directors. In the event of the dissolution, liquidation or winding up of the Company, the holders of Class A Common Stock and Class B Common Stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to the Company's creditors and to the holders of any preferred stock of the Company that may be outstanding at the time. Shares of the Class A Common Stock have no conversion rights. Under certain conditions, shares of Class B Common Stock will convert, on a share-for-share basis, into shares of Class A Common Stock.

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

         Incentive compensation plan. The CompX International Inc. 1997 Long-Term Incentive Plan provides for the award or grant of stock options, stock appreciation rights, performance grants and other awards to employees and other individuals providing services to the Company. Up to 1.5 million shares of Class A Common Stock may be issued pursuant to the plan. Generally, employee stock options are granted at prices not less than the market price of the Company's stock on the date of grant, and vest over five years and expire ten years from the date of grant.

         The following table sets forth changes in outstanding options during 1998 and 1999. The options granted in 1998 were issued concurrent with completion of the initial public offering discussed above at an exercise price equal to the $20 per share initial public offering price.

                                                                        Amount
                                                        Exercise        payable
                                                        price per         upon
                                           Shares        share          exercise
                                                           (In thousands, except
                                                            per share amounts)

Outstanding at December 31, 1997 .......    --       $         --      $   --

Granted ................................     440              20.00       8,800
Canceled ...............................     (21)             20.00        (410)
                                            ----     --------------    --------

Outstanding at December 31, 1998 .......     419              20.00       8,390

Granted ................................     253       15.88- 20.00       4,647
Canceled ...............................     (14)      17.94- 20.00        (253)
                                            ----     --------------    --------

Outstanding at December 31, 1999 .......     658     $15.88-$20.00     $ 12,784
                                            ====     ==============    ========

         Outstanding options at December 31, 1999 represent approximately 11% of the Company's outstanding Class A common shares at that date and expire through 2009 with a weighted-average remaining term of 9 years. At December 31, 1999, options to purchase 77,000 of the Company's shares were exercisable at $20.00 per share, or an aggregate amount payable upon exercise of $1.6 million. These exercisable options are exercisable through 2008 at a price higher than the Company's December 31, 1999 market price of $18.38 per share. At December 31, 1999, options to purchase 131,000 shares are scheduled to become exercisable in 2000 and an aggregate of 674,000 shares were available for future grants.

         Other. The following pro forma information, required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998. The weighted average fair values of CompX options granted during 1998 and 1999 were $12.83 and $11.56 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 39% to 44%, risk-free rates of return of 5.1% to 6.6%, dividend yields of nil and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

         Had the Company elected to account for its stock-based employee compensation for all awards granted subsequent to January 1, 1998 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $.7 million and $1.0 million in 1998 and 1999 respectively, or $.05 and $.06 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

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

         Under the terms of Intercorporate Service Agreements with Valhi and NL Industries, Inc. ("NL"), a majority-owned subsidiary of Valhi. Valhi and NL perform certain management, financial and administrative services for the Company on a fee basis. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Valhi or NL employees and the compensation of such persons. In addition, NL provides certain occupancy and related office services based upon square footage occupied. Fees pursuant to these agreements aggregated $260,000 in 1997, $354,000 in 1998 and $433,000 in 1999.

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

         The Company and other entities related to Contran participate in a combined risk management program. Net charges from related parties related to this buying program, principally charges for insuring property and other risks, aggregated $208,000 in 1997, $391,000 in 1998 and $265,000 in 1999. These fees and charges are principally pass-through in nature and, in the Company's opinion, are reasonable and not materially different from those that would have been incurred on a stand-alone basis.

        Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. Prior to March 1998, the Company paid Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounted for the related expense (credit) of $472,000 in 1997 and $(274,000) in 1998 in a manner similar to accounting for stock appreciation rights. Effective March 1998, the Company no longer pays Valhi upon the exercise of such options. Restricted stock which was granted was forfeitable unless certain periods of employment were completed. The Company paid Valhi the market value of the restricted shares on the dates the restrictions expired, and accrued the related expense over the restriction period.

Note 11 -      Commitments and contingencies:

        Legal proceedings. The Company is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently no environmental or other material litigation is pending or, to the knowledge of the Company, threatened. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        Environmental matters and litigation. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

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

         Prior to the Company's IPO, the Company was a member of the Contran Tax Group for U.S. federal income tax purposes. The Company and Valcor were parties to a tax sharing agreement which provided for the allocation of U.S. federal income tax liabilities and tax payments as described in Note 1. The Company was jointly and severally liable for the federal income tax of Contran and the other companies included in the Contran Tax Group for all periods in which the Company was included in Contran Tax Group for U.S. federal income tax purposes. Valcor and Valhi have agreed, however, to indemnify the Company for any liability for federal income taxes of the Contran Tax Group in excess of the Company's tax liability computed in accordance with the tax sharing agreement.

        Concentration of credit risk. The Company's products are sold primarily in North America and Europe to original equipment manufacturers. The ten largest customers accounted for approximately 33%, 40% and 33% of sales in 1997, 1998 and 1999, respectively. In 1997 and 1999, no single customer accounted for more than 10% of sales. In 1998, one customer Hon Industries Inc., accounted for approximately 10% of sales.

         Other. Royalty expense was $849,000 in 1997, $1,105,000 in 1998 and $1,097,000 in 1999. Royalties relate principally to certain Canadian-produced products sold in the United States and are based upon volume.

        Rent expense, principally for equipment, was $425,000 in 1997, $496,000 in 1998 and $609,000 in 1999. At December 31, 1999, future minimum rentals under noncancellable operating leases are approximately $490,000 in 2000, $401,000 in 2001, $252,000 in 2002 and $19,000 in 2003.

        Firm purchase commitments for capital projects in process at December 31, 1999 approximated $4 million at December 31, 1999.

Note 12 - Quarterly results of operations (unaudited):

                                                            Quarter ended
                                                March 31  June 30   Sept. 30  Dec. 31
                                                --------  -------   --------  -------
                                                (In millions, except per share amount)

1998:
  Net sales ................................   $   32.1 $   39.7 $   38.7 $   41.6
  Operating income .........................        3.8      8.8      8.6      9.6
  Net income ...............................        2.2      6.1      6.0      6.5

  Basic and diluted earnings per share .....   $     .18$     .38$     .37$    .40

1999:
  Net sales ................................   $   55.2 $   55.0 $   55.9 $   59.8
  Operating income .........................        9.6      9.7      9.4     11.4
  Net income ...............................        5.9      6.1      6.1      7.1

  Basic and diluted earnings per share .....   $     .37$     .38$     .38     .44


        The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of CompX International Inc.:


        Our audits of the consolidated financial statements referred to in our report dated February 13, 2000 appearing in the 1999 Annual Report to Shareholders of CompX International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                                  PricewaterhouseCoopers LLP


Houston, Texas
February 13, 2000

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                     Additions
                                          Balance at charged to           Recoveries             Balance
                                          beginning  costs and            and currency           at end
                Description                of year   expenses  Deductions translation Other(a)   of year


Year ended December 31, 1997:

  Allowance for doubtful accounts .......   $ 167     $  193     $  (58)    $   9     $--       $  311
                                            =====     ======     ======     =====     =====     ======

  Amortization of other intangible assets   $  27     $   12     $ --       $--       $--       $   39
                                            =====     ======     ======     =====     =====     ======

Year ended December 31, 1998:

  Allowance for doubtful accounts .......   $ 311     $  109     $ (210)    $ (10)    $ 110     $  310
                                            =====     ======     ======     =====     =====     ======

  Amortization of goodwill ..............   $--       $  828     $ --       $--       $--       $  828
                                            =====     ======     ======     =====     =====     ======

  Amortization of other intangible assets   $  39     $  182     $ --       $  (5)    $--       $  216
                                            =====     ======     ======     =====     =====     ======

Year ended December 31, 1999:

  Allowance for doubtful accounts .......   $ 310     $   10     $  (89)    $--       $ 494     $  725
                                            =====     ======     ======     =====     =====     ======

  Amortization of goodwill ..............   $ 828     $1,902     $ --       $--       $--       $2,730
                                            =====     ======     ======     =====     =====     ======

  Amortization of other intangible assets   $ 216     $  210     $ --       $--       $--       $  426
                                            =====     ======     ======     =====     =====     ======

(a)     1998 and 1999 - Business units acquired.