Form 10-Q
period 2000-03-31
COMPX INTERNATIONAL INC
filed 2000-05-12
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2000            Commission file number 1-13905
          --------------                                   -------




                            COMPX INTERNATIONAL INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                     57-0981653
-------------------------------                     -----------------------
(State or other jurisdiction of                (IRS Employer incorporation or
         organization)                                 Identification No.)


            16825 Northchase Drive, Suite 1200, Houston. Texas 77060
-------------------------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:   (281) 423-3377
                                -----------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Class A common stock outstanding on May 5, 2000: 6,149,380.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                      Page
                                                                     number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 1999
                  and March 31, 2000                                     3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 1999 and 2000              5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 1999 and 2000              6

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2000                       7

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 2000              8-9

                 Notes to Consolidated Financial Statements              10-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   13-15

Part II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                        16

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                    December 31    March 31,
                                                            1999         2000
                                                            ----         ----

Current assets:
  Cash and cash equivalents ........................      $ 12,169      $ 13,717
  Accounts receivable ..............................        29,053        30,997
  Income taxes receivable from affiliates ..........            22          --
  Refundable income taxes ..........................           462           352
  Inventories ......................................        27,659        34,374
  Prepaid expenses and other .......................         1,858         1,794
  Deferred income taxes ............................         1,258           893
                                                          --------      --------

      Total current assets .........................        72,481        82,127
                                                          --------      --------

Other assets:
  Goodwill .........................................        41,697        43,474
  Other intangible assets ..........................         2,787         2,697
  Deferred income taxes ............................         2,499         1,885
  Other ............................................           203           579
                                                          --------      --------

      Total other assets ...........................        47,186        48,635
                                                          --------      --------

Property and equipment:
  Land .............................................         3,549         3,480
  Buildings ........................................        27,898        27,432
  Equipment ........................................        70,242        71,884
  Construction in progress .........................         6,710         8,048
                                                          --------      --------
                                                           108,399       110,844
  Less accumulated depreciation ....................        25,154        26,656
                                                          --------      --------

      Net property and equipment ...................        83,245        84,188
                                                          --------      --------

                                                          $202,912      $214,950
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,    March 31,
                                                         1999            2000
                                                         ----            ----

Current liabilities:
  Current maturities of long-term debt ...........     $   1,367      $   1,161
  Accounts payable and accrued liabilities .......        25,389         23,679
  Income taxes payable to affiliates .............          --              116
  Income taxes ...................................            91            476
                                                       ---------      ---------

      Total current liabilities ..................        26,847         25,432
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        20,900         32,043
  Deferred income taxes ..........................         3,223          3,102
  Accrued pension costs ..........................         1,209          1,222
  Other ..........................................         1,274          1,212
                                                       ---------      ---------

      Total noncurrent liabilities ...............        26,606         37,579
                                                       ---------      ---------

Minority interest ................................           103           --
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            61             61
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       118,067        118,103
  Retained earnings ..............................        37,415         41,964
  Accumulated other comprehensive income
   - currency translation ........................        (6,287)        (8,289)
                                                       ---------      ---------

      Total stockholders' equity .................       149,356        151,939
                                                       ---------      ---------

                                                       $ 202,912      $ 214,950
                                                       =========      =========






Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)


                                                             1999        2000
                                                             ----        ----

Net sales ..............................................   $ 55,204    $ 66,067
                                                           --------    --------

Costs and expenses:
  Cost of sales ........................................     39,071      48,523
  Selling, general and administrative ..................      6,534       6,818
  Other income, net ....................................       (125)       (227)
  Interest expense .....................................        394         533
                                                           --------    --------

                                                             45,874      55,647
                                                           --------    --------

    Income before income taxes and minority interest ...      9,330      10,420

Provision for income taxes .............................      3,451       3,855
                                                           --------    --------

    Income before minority interest ....................      5,879       6,565

Minority interest ......................................        (42)         (3)
                                                           --------    --------

    Net income .........................................   $  5,921    $  6,568
                                                           ========    ========

Basic and diluted earnings per common share ............   $    .37    $    .41
                                                           ========    ========

Cash dividends per share ...............................   $   --      $  0.125
                                                           ========    ========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ......................     16,145      16,148
  Dilutive impact of outstanding stock options .........          1           8
                                                           --------    --------

  Diluted earnings per common share ....................     16,146      16,156
                                                           ========    ========

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)



                                                             1999         2000
                                                             ----         ----


Net income ...........................................     $ 5,921      $ 6,568

Other comprehensive income -
  currency translation adjustment, net of tax ........      (2,566)      (2,002)
                                                           -------      -------

      Comprehensive income ...........................     $ 3,355      $ 4,566
                                                           =======      =======

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2000

                                 (In thousands)


                                                                                  Accumulated
                                                                                     other
                                                                                 comprehensive
                                                         Additional                  income -      Total
                                       Common Stock        paid-in     Retain       currency   stockholders'
                                    Class A     Class B    capital     earnings    translation     equity
                                    -------     -------  ----------   ---------   -------------  ---------


Balance at December 31, 1999 ..   $      61   $     100   $ 118,067   $  37,415    $  (6,287)   $ 149,356

Net income ....................        --          --          --         6,568         --          6,568

Other comprehensive income, net        --          --          --          --         (2,002)      (2,002)

Cash dividends ................        --          --          --        (2,019)        --         (2,019)

Issuance of common stock ......        --          --            36        --           --             36
                                  ---------   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2000 .....   $      61   $     100   $ 118,103   $  41,964    $  (8,289)   $ 151,939
                                  =========   =========   =========   =========    =========    =========

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)

                                                         1999         2000
                                                         ----         ----

Cash flows from operating activities:
  Net income .......................................   $  5,921    $  6,568
  Depreciation and amortization ....................      2,348       3,235
  Deferred income taxes ............................         25         326
  Other, net .......................................         49        (354)
                                                       --------    --------
                                                          8,343       9,775
  Change in assets and liabilities:
    Accounts receivable ............................     (1,255)       (635)
    Inventories ....................................       (355)     (2,692)
    Accounts payable and accrued liabilities .......     (5,247)     (1,547)
    Accounts with affiliates .......................         40         (33)
    Income taxes ...................................       (411)        606
    Other, net .....................................       (366)       (237)
                                                       --------    --------

      Net cash provided by operating activities ....        749       5,237
                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures .............................     (5,543)     (4,322)
  Purchase of business units .......................    (52,110)     (9,409)
  Other, net .......................................         40         263
                                                       --------    --------

      Net cash used by investing activities ........    (57,613)    (13,468)
                                                       --------    --------

Cash flows from financing activities:
  Indebtedness:
     Additions .....................................     20,000      12,062
     Principal payments ............................       (192)       (375)
  Dividends ........................................       --        (2,019)
  Issuance of common stock .........................       --            36
                                                       --------    --------

      Net cash provided by financing activities ....     19,808       9,704
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents   $(37,056)   $  1,473
                                                       ========    ========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)

                                                       1999         2000
                                                       ----         ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ......................   $(37,056)   $  1,473
  Business units acquired ........................      4,157         250
  Currency translation ...........................         75        (175)
                                                     --------    --------
                                                      (32,824)      1,548

  Balance at beginning of period .................     47,363      12,169
                                                     --------    --------

  Balance at end of period .......................   $ 14,539    $ 13,717
                                                     ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest .....................................   $    158    $    453
    Income taxes .................................      3,715       2,915


Business units acquired - net assets consolidated:
    Cash and cash equivalents ....................   $  4,157    $    250
    Goodwill and other intangible assets .........     14,826       2,514
    Other non-cash assets ........................     52,799       8,429
    Liabilities ..................................    (19,672)     (1,784)
                                                     --------    --------

    Cash paid ....................................   $ 52,110    $  9,409
                                                     ========    ========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

        The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 1999 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

        Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

        Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1999 Annual Report.

        The Company is 64% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined, but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

Note 2 -       Business segment information:

        The Company operates in one business segment - the manufacture and sale of ergonomic and slide products (ergonomic computer support systems and precision ball bearing slides) and security products for furniture and other markets.

                                                          Three months ended
                                                               March 31,
                                                        1999             2000
                                                        ----             ----
                                                            (In thousands)

Net sales ....................................        $ 55,204         $ 66,067
                                                      ========         ========

Operating income .............................        $  9,599         $ 10,726
Interest expense .............................            (394)            (533)
General corporate income, net ................             125              227
                                                      --------         --------

    Income before income taxes ...............        $  9,330         $ 10,420
                                                      ========         ========


Note 3 -       Inventories:

                                                     December 31,        March 31,
                                                        1999               2000
                                                        ----               ----
                                                             (In thousands)

Raw materials ............................            $ 9,038            $14,005
Work in process ..........................              8,669              8,993
Finished products ........................              9,898             11,323
Supplies .................................                 54                 53
                                                      -------            -------

                                                      $27,659            $34,374
                                                      =======            =======

Note 4 -       Accounts payable and accrued liabilities:

                                                     December 31,      March 31,
                                                         1999             2000
                                                         ----             ----
                                                             (In thousands)

Accounts payable ...........................           $ 9,850           $10,831
Accrued liabilities:
  Employee benefits ........................             7,746             8,715
  Insurance ................................               707               647
  Royalties ................................               504               260
  Other ....................................             6,582             3,226
                                                       -------           -------

                                                       $25,389           $23,679
                                                       =======           =======

Note 5 - Indebtedness:

                                                       December 31,     March 31,
                                                           1999           2000
                                                           ----           ----
                                                              (In thousands)

Revolving bank credit facility ...................        $20,000        $32,000
Capital lease obligations and other ..............          2,267          1,204
                                                          -------        -------

                                                           22,267         33,204
Less current maturities ..........................          1,367          1,161
                                                          -------        -------

                                                          $20,900        $32,043
                                                          =======        =======

Note 6 - Other income:

                                                            Three months ended
                                                                  March 31,
                                                             1999           2000
                                                             ----           ----
                                                               (In thousands)

Interest income ...................................         $ 245          $ 128
Foreign currency transactions, net ................          (193)            84
Other, net ........................................            73             15
                                                            -----          -----

                                                            $ 125          $ 227
                                                            =====          =====


Note 7 - Provision for income taxes:

                                                            Three months ended
                                                                 March 31,
                                                            1999          2000
                                                            ----          ----
                                                               (In thousands)

Expected tax expense ...............................      $ 3,266       $ 3,647
Non - U.S. tax rates ...............................           58            62
No tax benefit for amortization of goodwill ........          147           156
Other, net .........................................          (20)          (10)
                                                          -------       -------

                                                          $ 3,451       $ 3,855
                                                          =======       =======

Note 8 - Acquisition:

         In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9.4 million in cash. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair values. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired. CompX used borrowings under its existing credit facility to pay the cash purchase price. The pro forma effect of this acquisition is not material.

Note 9 - Foreign currency forward contracts:

         Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. At March 31, 2000, the Company held contracts designated as a hedge against such receivables to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn. $1.460 and Cdn. $1.457. Such contracts mature through June 2000. Subsequent to March 31, 2000, to manage exchange rate risk associated with future sales, the Company entered into additional forward exchange contracts to exchange an aggregate of $18.1 million for an equivalent amount of Canadian dollars at exchange rates between Cdn. $1.4547 and Cdn. $1.4676. Such contracts mature through December 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS
--------------------------------------------------------------------------------

Overview

         The Company reported net income of $6.6 million in the first quarter of 2000, an increase of 11% over net income of $5.9 million for the first quarter of 1999. In January 2000, the company acquired substantially all the operating assets of Chicago Lock Company. The purchase price of approximately $9.4 million in cash includes substantially all of Chicago Lock's operating assets excluding real estate.

Results of Operations

         Net sales. Net sales increased $10.9 million, or 20%, to $66.1 million in the first quarter of 2000 from $55.2 million in the first quarter of 1999. The increase is principally due to increased demand for the Company's office furniture products, market share gains in slide products and acquisitions.
Excluding the effect of acquisitions, net sales increased 7% over the first quarter of 1999 with net sales of slides increasing 13%, ergonomics net sales increasing 7%, and net sales of security products remaining essentially flat. During the first quarter of 2000, weakness in the euro negatively impacted certain of the Company's net sales (principally slide products) which are denominated in euros. Excluding the effects of currency and acquisitions, net sales increased 9% with net sales of slide products increasing 15% over the first quarter of 1999.

         Operating income. Operating income in the first quarter of 2000 was $10.7 million compared to $9.6 million for the first quarter of 1999. Excluding acquisitions and the negative effects of foreign currency fluctuations, discussed above, operating income increased 16% over the first quarter of 1999. The increase is due primarily to increased net sales. As a percentage of net sales, overall operating income was 16% compared to 17% for the first quarter of 1999. The decline is due to lower margin security products sales generated by the Company's newly acquired Chicago Lock subsidiary and due to a change in product mix with increased sales of lower margin slide products.

Liquidity and Capital Resources

  Consolidated cash flows

        Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, are generally similar to the trends in the Company's earnings. Such cash flows totaled $8.3 million and $9.8 million in the first quarter of 1999 and 2000, respectively, compared to net income of $5.9 million and $6.6 million, respectively.

        Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

        Investing activities. Net cash used by investing activities totaled $57.6 million and $13.5 million in the first quarter of 1999 and 2000, respectively. Included in cash used by investing activities in the first quarters of 1999 and 2000 is the $52.1 million and $9.4 million related to the acquisitions of Thomas Regout and substantially all of the operating assets of Chicago Lock Company, respectively.

        The capital expenditures for 2000 relate primarily to capacity expansion and tooling costs at the Company's facilities, equipment additions designed to improve manufacturing efficiencies at the Company's security products facilities and the development of electronic commerce capabilities. Capital expenditures for 2000 are estimated at approximately $25 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity and further development of electronic commerce capabilities. In connection with the expansion of one of its domestic production facilities, the Company has outstanding firm purchase commitments of $2.2 million at March 31, 2000. Firm purchase commitments for capital projects not commenced at March 31, 2000 were not material.

        Financing activities. Net cash provided by financing activities totaled $19.8 million and $9.7 million in the first quarter of 1999 and 2000, respectively. The Company paid its regular quarterly dividend of $2.0 million, or $.125 per share, in the first quarter of 2000. No dividends were paid during the first quarter of 1999. Cash flows from financing activities in the first quarter of 1999 includes $20.0 million of borrowings used to finance a portion of the acquisition of Thomas Regout. Similarly, cash flows from financing activities in the first quarter of 2000 includes $12 million of borrowings, $9 million of which were used to finance the acquisition of substantially all of the assets of Chicago Lock Company.

        Management believes that cash generated from operations and borrowing availability under the Company's unsecured Revolving Senior Credit Facility ($68 million available for borrowing at March 31, 2000), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends.

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

         The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements based on management's beliefs and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, cost of raw materials, general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of tariff or non-tariff trade barriers, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.1 Financial Data Schedule for the three-month period ended March 31, 2000.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 1999.

                      January 11, 2000 - Reported Items 5 and 7. January 18, 2000 - Reported Items 5 and 7. January 21, 2000 - Reported Items 5 and 7. February 11, 2000 - Reported Items 5 and 7. March 29, 2000 - Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                       -----------------------------
                                             (Registrant)




Date May 12, 2000                  By /s/ John A. Miller
     ---------------                  ---------------------------
                                     John A. Miller
                                     Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date May 12, 2000                  By /s/ Todd W. Strange
     ---------------                  ----------------------------
                                     Todd W. Strange
                                     Vice President and Controller
                                     (Principal Accounting Officer)