Form 10-K/A
period 1999-12-31
COMPX INTERNATIONAL INC
filed 2000-06-19
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1999

                         Commission file number 1-13905

                            COMPX INTERNATIONAL INC.
    -----------------------------------------------------------------------
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         Exhibit No. 99.1, Annual Report of the National Cabinet Lock, Inc. Contributory Retirement Plan (Form 11-K) for the year ended December 31, 1999 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         Exhibit No. 99.2, Annual Report of The 401(k) Plan of the Fort Lock Corporation (Form 11-K) for the year ended December 31, 1999 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                COMPX INTERNATIONAL INC.
                             -----------------------------
                                     (Registrant)







Dated:  June 15, 2000                 By:      /s/ Todd W. Strange
                                              ---------------------
                                              Todd W. Strange
                                              Vice President
                                              and Controller (Principal
                                               Accounting Officer)