Form 10-Q
period 2000-06-30
COMPX INTERNATIONAL INC
filed 2000-08-10
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended  June 30, 2000              Commission file number 1-13905
         -------------                                        -------




                            COMPX INTERNATIONAL INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             57-0981653
-------------------------------                          -----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


            16825 Northchase Drive, Suite 1200, Houston, Texas 77060
--------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code: (281) 423-3377
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number  of  shares  of Class A common  stock  outstanding  on  August  4,  2000:
6,182,680.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                                      INDEX
                                                                      Page
                                                                     number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements.

             Consolidated Balance Sheets - December 31, 1999
              and June 30, 2000                                        3-4

             Consolidated Statements of Income -
              Three months and six months ended
              June 30, 1999 and 2000                                    5

             Consolidated Statements of Comprehensive Income -
              Six months ended June 30, 1999 and 2000                   6

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2000                            7

             Consolidated Statements of Cash Flows -
              Six months ended June 30, 1999 and 2000                  8-9

             Notes to Consolidated Financial Statements               10-13


 Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                14-16

Part II.         OTHER INFORMATION

  Item 4.        Submission of Matters to a Vote of Security Holders   17

  Item 6.        Exhibits and Reports on Form 8-K.                     17

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                    December 31,    June 30,
                                                            1999          2000
                                                            ----          ----

Current assets:
  Cash and cash equivalents ........................      $ 12,169      $ 12,784
  Accounts receivable ..............................        29,053        32,603
  Income taxes receivable from affiliates ..........            22          --
  Refundable income taxes ..........................           462           704
  Inventories ......................................        27,659        35,993
  Prepaid expenses and other .......................         1,858         1,524
  Deferred income taxes ............................         1,258         1,293
                                                          --------      --------

      Total current assets .........................        72,481        84,901
                                                          --------      --------

Other assets:
  Goodwill .........................................        41,697        42,843
  Other intangible assets ..........................         2,787         2,769
  Deferred income taxes ............................         2,499         1,710
  Other ............................................           203           656
                                                          --------      --------

      Total other assets ...........................        47,186        47,978
                                                          --------      --------

Property and equipment:
  Land .............................................         3,549         3,626
  Buildings ........................................        27,898        28,807
  Equipment ........................................        70,242        70,353
  Construction in progress .........................         6,710        12,709
                                                          --------      --------
                                                           108,399       115,495
  Less accumulated depreciation ....................        25,154        28,620
                                                          --------      --------

      Net property and equipment ...................        83,245        86,875
                                                          --------      --------

                                                          $202,912      $219,754
                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,     June 30,
                                                          1999           2000
                                                          ----           ----

Current liabilities:
  Current maturities of long-term debt ...........     $   1,367      $     450
  Accounts payable and accrued liabilities .......        25,389         26,388
  Income taxes payable to affiliates .............          --               20
  Income taxes ...................................            91            569
                                                       ---------      ---------

      Total current liabilities ..................        26,847         27,427
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        20,900         31,101
  Deferred income taxes ..........................         3,223          3,144
  Accrued pension costs ..........................         1,209          1,326
  Other ..........................................         1,274          1,125
                                                       ---------      ---------

      Total noncurrent liabilities ...............        26,606         36,696
                                                       ---------      ---------

Minority interest ................................           103           --
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            61             61
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       118,067        118,151
  Retained earnings ..............................        37,415         47,003
  Accumulated other comprehensive income
   - currency translation ........................        (6,287)        (9,684)
                                                       ---------      ---------

      Total stockholders' equity .................       149,356        155,631
                                                       ---------      ---------

                                                       $ 202,912      $ 219,754
                                                       =========      =========






Commitments and contingencies (Note 1)

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                            -----------                --------
                                                          1999        2000        1999         2000
                                                          ----        ----        ----         ----

Net sales ..........................................   $ 54,970    $ 65,136    $ 110,173    $ 131,203
                                                       --------    --------    ---------    ---------

Costs and expenses:
 Cost of sales .....................................     39,075      46,616       78,146       95,139
 Selling, general and administrative ...............      6,166       7,014       12,700       13,832
 Other income, net .................................        (30)        (62)        (155)        (289)
 Interest expense ..................................        442         538          836        1,071
                                                       --------    --------    ---------    ---------

                                                         45,653      54,106       91,527      109,753
                                                       --------    --------    ---------    ---------

    Income before income taxes
      and minority interest ........................      9,317      11,030       18,646       21,450

Provision for income taxes .........................      3,261       3,972        6,711        7,827
                                                       --------    --------    ---------    ---------

    Income before minority interest ................      6,056       7,058       11,935       13,623

Minority interest ..................................        (24)       --            (66)          (3)
                                                       --------    --------    ---------    ---------

    Net income .....................................   $  6,080    $  7,058    $  12,001    $  13,626
                                                       ========    ========    =========    =========

Basic and diluted earnings
 per common share ..................................   $    .38    $    .44    $     .74    $     .84
                                                       ========    ========    =========    =========


Cash dividends per share ...........................   $   --      $   .125    $    --      $     .25
                                                       ========    ========    =========    =========

Shares used in the calculation of per share amounts:
   Basic earnings per common share .................     16,146      16,151       16,146       16,149
   Dilutive impact of outstanding
    stock options ..................................       --            31         --             20
                                                       --------    --------    ---------    ---------

   Diluted earnings per common share ...............     16,146      16,182       16,146       16,169
                                                       ========    ========    =========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                     Three months ended       Six months ended
                                           June 30,               June 30,
                                        ------------            -----------
                                       1999       2000        1999        2000
                                       ----       ----        ----        ----


Net income .......................   $ 6,080    $ 7,058    $ 12,001    $ 13,626

Other comprehensive income -
  currency translation adjustment,
  net of tax .....................    (1,641)    (1,395)     (4,207)     (3,397)
                                     -------    -------    --------    --------

      Comprehensive income .......   $ 4,439    $ 5,663    $  7,794    $ 10,229
                                     =======    =======    ========    ========


                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2000

                                 (In thousands)


                                                                     Accumulated
                                                                        other
                                                                    comprehensive
                                               Additional              income -      Total
                                Common Stock    paid-in    Retained   currency   stockholders'
                               Class A Class B  capital    earnings  translation    equity
                               ------- ------- ----------  --------- -----------   ---------

Balance at December 31, 1999 ..   $61   $100   $118,067   $ 37,415    $(6,287)   $ 149,356

Net income ....................    --    --        --       13,626       --         13,626

Other comprehensive income, net    --    --        --         --       (3,397)      (3,397)

Issuance of common stock ......    --    --          84       --         --             84

Cash dividends ................    --    --        --       (4,038)      --         (4,038)
                                  ---   ----   --------   --------    -------    ---------

Balance at June 30, 2000 ......   $61   $100   $118,151   $ 47,003    $(9,684)   $ 155,631
                                  ===   ====   ========   ========    =======    =========



          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                             1999         2000
                                                             ----         ----

Cash flows from operating activities:
  Net income ...........................................   $ 12,001    $ 13,626
  Depreciation and amortization ........................      4,607       6,264
  Deferred income taxes ................................       (169)        209
  Other, net ...........................................       (178)       (282)
                                                           --------    --------
                                                             16,261      19,817
  Change in assets and liabilities:
    Accounts receivable ................................     (1,968)     (2,393)
    Inventories ........................................        (26)     (4,504)
    Accounts payable and accrued liabilities ...........     (6,326)      1,111
    Accounts with affiliates ...........................         13          41
    Income taxes .......................................     (1,326)          3
    Other, net .........................................        481        (205)
                                                           --------    --------

      Net cash provided by operating activities ........      7,109      13,870
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (8,924)    (10,189)
  Purchase of business units ...........................    (53,084)     (9,475)
  Other, net ...........................................          3         309
                                                           --------    --------

      Net cash used by investing activities ............    (62,005)    (19,355)
                                                           --------    --------

Cash flows from financing activities:
  Indebtedness:
     Additions .........................................     20,000      12,081
     Principal payments ................................       (467)     (1,728)
  Dividends ............................................       --        (4,038)
  Issuance of common stock .............................       --            36
                                                           --------    --------

      Net cash provided by financing activities ........     19,533       6,351
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...   $(35,363)   $    866
                                                           ========    ========

                   COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                            1999          2000
                                                            ----          ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ..........................    $(35,363)    $    866
  Business units acquired ............................       4,157         --
  Currency translation ...............................        (982)        (251)
                                                          --------     --------
                                                           (32,188)         615

  Balance at beginning of period .....................      47,363       12,169
                                                          --------     --------

  Balance at end of period ...........................    $ 15,175     $ 12,784
                                                          ========     ========

Supplemental disclosures:
  Cash paid for:
    Interest .........................................    $    545     $    973
    Income taxes .....................................       8,676        7,386


Business units acquired - net assets consolidated:
    Cash and cash equivalents ........................    $  4,157         --
    Goodwill and other intangible assets .............      15,800        2,539
    Other non-cash assets ............................      52,799        8,458
    Liabilities ......................................     (19,672)      (1,522)
                                                          --------     --------

    Cash paid ........................................    $ 53,084     $  9,475
                                                          ========     ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

        The consolidated balance sheet of CompX International Inc. and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 1999 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

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

         The Company will adopt the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The impact on the Company of adopting SAB No. 101 has not been determined, in part because the SEC is continuing to provide additional informal guidance and clarification concerning the exact requirements of SAB No. 101. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously reported results of operations for the first three quarters of 2000 would be restated.

Note 2 -       Business segment information:

        The Company operates in one business segment - the manufacture and sale of hardware components for office furniture and other markets. The Company's products consist of ergonomic computer support systems, precision ball bearing slides, and security products.

                                Three months ended          Six months ended
                                      June 30,                   June 30,
                                    ----------                   --------
                                1999         2000          1999          2000
                                ----         ----          ----          ----
                                              (In thousands)

Net sales ................    $ 54,970     $ 65,136     $ 110,173     $ 131,203
                              ========     ========     =========     =========

Operating income .........    $  9,729     $ 11,506     $  19,327     $  22,232
Interest expense .........        (442)        (538)         (836)       (1,071)
Other, net ...............          30           62           155           289
                              --------     --------     ---------     ---------

Income before
 income taxes ............    $  9,317     $ 11,030     $  18,646     $  21,450
                              ========     ========     =========     =========


Note 3 -       Inventories:

                                                    December 31,        June 30,
                                                        1999              2000
                                                       ------            ------
                                                            (In thousands)

Raw materials ............................            $ 9,038            $11,390
Work in process ..........................              8,669             12,524
Finished products ........................              9,898             11,938
Supplies .................................                 54                141
                                                      -------            -------

                                                      $27,659            $35,993
                                                      =======            =======

Note 4 -       Accounts payable and accrued liabilities:

                                                    December 31,        June 30,
                                                        1999              2000
                                                        ----              ----
                                                             (In thousands)

Accounts payable                                      $ 9,850            $12,256
Accrued liabilities:
Employee benefits ........................              7,746              8,369
Insurance ................................                707                612
Royalties ................................                504                301
Other ....................................              6,582              4,850
                                                      -------            -------

                                                      $25,389            $26,388
                                                      =======            =======


Note 5 - Indebtedness:

                                                        December 31,    June 30,
                                                           1999           2000
                                                         ---------      --------
                                                               (In thousands)

Revolving bank credit facility ...................        $20,000        $31,000
Capital lease obligations and other ..............          2,267            551
                                                          -------        -------

                                                           22,267         31,551
Less current maturities ..........................          1,367            450
                                                          -------        -------

                                                          $20,900        $31,101
                                                          =======        =======


Note 6 - Other income:

                                          Three months ended   Six months ended
                                                June 30,            June 30,
                                           -----------------   -----------------
                                             1999      2000     1999       2000
                                           -------    ------   ------     ------
                                                       (In thousands)

Interest income ........................    $ 175     $ 157     $ 420     $ 285
Foreign currency transactions, net .....     (218)     (131)     (411)      (47)
Other, net .............................       73        36       146        51
                                            -----     -----     -----     -----

                                            $  30     $  62     $ 155     $ 289
                                            =====     =====     =====     =====

Note 7 - Provision for income taxes:

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                        1999       2000        1999       2000
                                       -------    -------    -------     ------
                                                    (In thousands)

Expected tax expense ...............   $ 3,261    $ 3,861    $ 6,525    $ 7,508
Non-U.S. tax rates .................        57         22        115         84
No tax benefit for amortization of
 goodwill ..........................       131        155        278        311
Other, net .........................      (188)       (66)      (207)       (76)
                                       -------    -------    -------    -------

                                       $ 3,261    $ 3,972    $ 6,711    $ 7,827
                                       =======    =======    =======    =======


Note 8 - Acquisitions:

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

Note 9 - Foreign currency forward contracts:

         Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with such receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. At June 30, 2000, the Company held such forward exchange contracts to exchange an aggregate of $18.2 million for an equivalent amount of Canadian dollars at exchange rates between Cdn. $1.4547 and Cdn. $1.4676. Such contracts mature through December 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

         The Company reported net income of $7.1 million in the second quarter of 2000, an increase of 16% over net income of $6.1 million for the second quarter of 1999. The Company reported net income of $13.6 million in the first six months of 2000, a 13% increase over net income of $12.0 million in the first six months of 1999. In January 2000, the company acquired substantially all the operating assets of Chicago Lock Company. The purchase price of approximately $9.4 million in cash includes substantially all of Chicago Lock's operating assets, excluding real estate.

Results of Operations

         Net sales. Net sales increased $10.1 million, or 18%, to $65.1 million in the second quarter of 2000 from $55.0 million in the second quarter of 1999. For the first six months of 2000, net sales of $131.2 million increased 19% when compared to net sales of $110.2 million for the first six months of 1999. The increases are principally due to increased demand for the Company's office furniture products, market share gains in slide products, and acquisitions. Excluding the effect of acquisitions, net sales increased 6% over the second quarter of 1999 with net sales of slides increasing 14%, and net sales of ergonomics and security products remaining essentially flat. For the six month period ended June 30, 2000, net sales, exclusive of acquisitions, increased 7% over the corresponding period of the prior year. Net sales of slides provided the majority of the change, increasing 13%, while net sales of ergonomics and security products remained flat. During the second quarter of 2000, weakness in the euro negatively impacted certain of the Company's net sales (principally slide products) which are denominated in euros. Excluding the effects of currency and acquisitions, net sales increased 8% and 9%, respectively, for the three and six month periods ended June 30, 2000 compared to the same periods in 1999, with net sales of slide products increasing 19% and 18% over the corresponding periods in 1999.

         Operating income. Operating income in the second quarter of 2000 was $11.5 million, a 19% increase over operating income of $9.7 million for the second quarter of 1999. For the first six months of 2000, operating income increased $2.9 million, or 15%, to $22.2 million from $19.3 million for the first six months of 1999. Excluding acquisitions and the negative effects of foreign currency fluctuations, discussed above, operating income in the second quarter and first six months of 2000 increased 15% and 12%, respectively, compared to the same periods in 1999. The increases are due primarily to the increase in net sales discussed above. As a percentage of net sales, operating income in the second quarter and the first six months of 2000 remained essentially constant with the comparable 1999 periods. Excluding the effect of acquisitions, operating income as a percentage of net sales increased from 18% to 19% in the second quarter of 2000 compared to the second quarter of 1999, and increased from 19% to 20%, respectively, in the six month periods ended June 30, 1999 and 2000. These increases reflect improved manufacturing efficiencies associated with increased net sales. The effect of acquisitions in the second quarter and first six months of 2000 reflects lower margin sales of the Company's newly acquired Chicago Lock operations.

Liquidity and Capital Resources

  Consolidated cash flows

        Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities are generally similar to the trends in the Company's earnings. Such cash flows totaled $7.1 million and $13.9 million in the first six months of 1999 and 2000, respectively, compared to net income of $12.0 million and $13.6 million, respectively.

        Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

        Investing activities. Net cash used by investing activities totaled $62.0 million and $19.4 million in the first six months of 1999 and 2000, respectively. Included in cash used by investing activities in the first six months of 1999 and 2000 is the $53.1 million and $9.4 million related to the acquisitions of Thomas Regout and substantially all of the operating assets of Chicago Lock Company, respectively.

        Capital expenditures for 2000 relate primarily to capacity expansion, equipment additions designed to improve manufacturing efficiencies and tooling. Capital expenditures for 2000 are estimated at approximately $25 million, the majority of which relate to projects emphasizing improved production efficiency and increased production capacity. In connection with the expansion of certain of its domestic production facilities, the Company has outstanding firm purchase commitments of $1.9 million at June 30, 2000. Firm purchase commitments for capital projects not commenced at June 30, 2000 were not material.

        Financing activities. Net cash provided by financing activities totaled $19.5 million and $6.4 million in the first six months of 1999 and 2000, respectively. The Company paid its quarterly dividend of $2.0 million, or $.125 per share, in the first and second quarters of 2000. No dividends were paid during the first six months of 1999. Cash flows from financing activities in the first six months of 1999 includes $20.0 million of borrowings used to finance a portion of the acquisition of Thomas Regout. Similarly, cash flows from financing activities in the first quarter of 2000 includes $12.1 million of borrowings, $9.4 million of which were used to finance the acquisition of substantially all of the assets of Chicago Lock Company. Repayments of long-term debt totaled $1.7 million during the first six months of 2000 compared to $.5 million for the first six months of 1999.

        Management believes that cash generated from operations and borrowing availability under the Company's unsecured Revolving Senior Credit Facility ($69 million available for borrowing at June 30, 2000), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends.

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, its capital resources and its estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of such words as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, cost of raw materials, general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of tariff or non-tariff trade barriers, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on May 11, 2000. Paul M. Bass, Jr., David A. Bowers, Joseph S. Compofelice, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 99% of the 104.9 million votes eligible to be voted at the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

10.1 Intercorporate Services Agreement between the Registrant and Valhi, Inc. effective as of January 1, 2000.

10.2 Intercorporate Services Agreement between the Registrant and NL Industries, Inc. effective as of January 1, 2000 - incorporated by reference to Exhibit 10.6 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

27.1     Financial Data Schedule for the six-month period ended June 30, 2000.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2000.

                      April 17, 2000 - Reported Items 5 and 7. April 18, 2000 - Reported Items 5 and 7. May 11, 2000 - Reported Items 5 and 7. May 30, 2000 - Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           COMPX INTERNATIONAL INC.
                                       -----------------------------
                                                (Registrant)




Date August 10, 2000                   By: /s/ John A. Miller
     ------------------                    ------------------
                                           John A. Miller
                                           Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date August 10, 2000                    By: /s/ Todd W. Strange
     ------------------                     -------------------
                                            Todd W. Strange
                                            Vice President and Controller
                                             (Principal Accounting Officer)