Form 10-Q
period 2000-09-30
COMPX INTERNATIONAL INC
filed 2000-11-13
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended  September 30, 2000        Commission file number 1-13905
                       ------------------                               -------




                            COMPX INTERNATIONAL INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             57-0981653
-------------------------------                          -----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code: (972) 233-1700
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Class A common stock outstanding on November 10, 2000:
5,965,080.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                                      INDEX
                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 1999
                  and September 30, 2000                               3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1999 and 2000                           5

                 Consolidated Statements of Comprehensive Income -
                  Three months and nine months ended
                  September 30, 1999 and 2000                           6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 2000        7-8

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2000                  9

                 Notes to Consolidated Financial Statements           10-13

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                14-17

Part II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                     18

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                 December 31,  September 30,
                                                         1999          2000
                                                        ------        ------

Current assets:
  Cash and cash equivalents ........................      $ 12,169      $ 10,501
  Accounts receivable ..............................        29,053        32,062
  Income taxes receivable from affiliates ..........            22           218
  Refundable income taxes ..........................           462           900
  Inventories ......................................        27,659        35,635
  Prepaid expenses and other .......................         1,858         2,106
  Deferred income taxes ............................         1,258           969
                                                          --------      --------

      Total current assets .........................        72,481        82,391
                                                          --------      --------

Other assets:
  Goodwill .........................................        41,697        40,516
  Other intangible assets ..........................         2,787         2,701
  Deferred income taxes ............................         2,499         2,163
  Other ............................................           203           939
                                                          --------      --------

      Total other assets ...........................        47,186        46,319
                                                          --------      --------

Property and equipment:
  Land .............................................         3,549         5,793
  Buildings ........................................        27,898        32,168
  Equipment ........................................        70,242        69,843
  Construction in progress .........................         6,710        13,849
                                                          --------      --------
                                                           108,399       121,653
  Less accumulated depreciation ....................        25,154        30,905
                                                          --------      --------

      Net property and equipment ...................        83,245        90,748
                                                          --------      --------

                                                          $202,912      $219,458
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31, September 30,
                                                          1999          2000
                                                          ----          ----

Current liabilities:
  Current maturities of long-term debt ...........     $   1,367      $     434
  Accounts payable and accrued liabilities .......        25,389         23,670
  Income taxes ...................................            91          1,882
                                                       ---------      ---------

      Total current liabilities ..................        26,847         25,986
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        20,900         31,066
  Deferred income taxes ..........................         3,223          2,759
  Accrued pension costs ..........................         1,209          1,255
  Other ..........................................         1,274          1,056
                                                       ---------      ---------

      Total noncurrent liabilities ...............        26,606         36,136
                                                       ---------      ---------

Minority interest ................................           103           --
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            61             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       118,067        119,139
  Retained earnings ..............................        37,415         50,514
  Accumulated other comprehensive income
                                                       ---------      ---------
   - currency translation ........................        (6,287)       (12,479)
                                                       ---------      ---------

      Total stockholders' equity .................       149,356        157,336
                                                       ---------      ---------

                                                       $ 202,912      $ 219,458
                                                       =========      =========






Commitments and contingencies (Note 1)

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                         Three months ended       Nine months ended
                                                            September 30,          September 30,
                                                          ----------------        --------------
                                                         1999         2000         1999         2000
                                                        ------       ------       ------       ------

Net sales ..........................................   $ 55,941    $  63,045    $ 166,114    $ 194,248
                                                       --------    ---------    ---------    ---------

Costs and expenses:
 Cost of sales .....................................     40,412       47,129      118,558      142,268
 Selling, general and administrative ...............      6,121        6,784       18,821       20,616
 Other income, net .................................       (471)        (163)        (626)        (451)
 Interest expense ..................................        400          573        1,236        1,643
                                                       --------    ---------    ---------    ---------

                                                         46,462       54,323      137,989      164,076
                                                       --------    ---------    ---------    ---------

    Income before income taxes
      and minority interest ........................      9,479        8,722       28,125       30,172

Provision for income taxes .........................      3,413        3,185       10,124       11,012
                                                       --------    ---------    ---------    ---------

    Income before minority interest ................      6,066        5,537       18,001       19,160

Minority interest ..................................        (28)        --            (94)          (3)
                                                       --------    ---------    ---------    ---------

    Net income .....................................   $  6,094    $   5,537    $  18,095    $  19,163
                                                       ========    =========    =========    =========

Basic earnings per common share ....................   $    .38    $     .34    $    1.12    $    1.19
                                                       ========    =========    =========    =========

Diluted earnings per common share ..................   $    .38    $     .34    $    1.12    $    1.18
                                                       ========    =========    =========    =========


Cash dividends per share ...........................   $   --      $    .125    $    --      $    .375
                                                       ========    =========    =========    =========

Shares used in the calculation of per share amounts:
   Basic earnings per common share .................     16,147       16,187       16,146       16,162
   Dilutive impact of outstanding
    stock options ..................................          1           87         --             42
                                                       --------    ---------    ---------    ---------

   Diluted earnings per common share ...............     16,148       16,274       16,146       16,204
                                                       ========    =========    =========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                      Three months ended     Nine months ended
                                        September 30,           September 30,
                                      -----------------       ----------------
                                        1999      2000        1999       2000
                                        ----      ----        ----       ----


Net income .........................   $6,094   $ 5,537    $ 18,095    $ 19,163

Other comprehensive income -
  currency translation adjustment,
  net of tax .......................    1,008    (2,795)     (3,199)     (6,192)
                                       ------   -------    --------    --------

      Comprehensive income .........   $7,102   $ 2,742    $ 14,896    $ 12,971
                                       ======   =======    ========    ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)

                                                            1999          2000
                                                            ----          ----

Cash flows from operating activities:
  Net income .......................................     $ 18,095      $ 19,163
  Depreciation and amortization ....................        6,899         9,231
  Deferred income taxes ............................         (170)         (244)
  Other, net .......................................         (188)         (619)
                                                         --------      --------
                                                           24,636        27,531
  Change in assets and liabilities:
    Accounts receivable ............................       (3,201)       (2,085)
    Inventories ....................................          310        (4,649)
    Accounts payable and accrued liabilities .......       (4,624)       (1,636)
    Accounts with affiliates .......................          440          (198)
    Income taxes ...................................       (1,963)        1,499
    Other, net .....................................        1,001          (892)
                                                         --------      --------

      Net cash provided by operating activities ....       16,599        19,570
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures .............................      (12,653)      (16,722)
  Purchase of business units .......................      (53,121)       (9,497)
  Other, net .......................................       (2,404)          309
                                                         --------      --------

      Net cash used by investing activities ........      (68,178)      (25,910)
                                                         --------      --------

Cash flows from financing activities:
  Indebtedness:
     Additions .....................................       20,000        13,081
     Principal payments ............................         (886)       (2,754)
  Dividends ........................................         --          (6,064)
  Issuance of common stock .........................         --           1,073
                                                         --------      --------

      Net cash provided by financing activities ....       19,114         5,336
                                                         --------      --------

Net decrease in cash and cash equivalents ..........     $(32,465)     $ (1,004)
                                                         ========      ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)

                                                              1999        2000
                                                              ----        ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ............................   $(32,465)   $ (1,004)
  Business units acquired ..............................      4,157        --
  Currency translation .................................       (549)       (664)
                                                           --------    --------
                                                            (28,857)     (1,668)

  Balance at beginning of period .......................     47,363      12,169
                                                           --------    --------

  Balance at end of period .............................   $ 18,506    $ 10,501
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest ...........................................   $    817    $  1,592
    Income taxes .......................................     12,954      10,298


  Business units acquired - net assets consolidated:
    Cash and cash equivalents ..........................   $  4,157        --
    Goodwill and other intangible assets ...............     15,837       2,561
    Other non-cash assets ..............................     52,799       8,458
    Liabilities ........................................    (19,672)     (1,522)
                                                           --------    --------

    Cash paid ..........................................   $ 53,121    $  9,497
                                                           ========    ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2000

                                 (In thousands)


                                                                      Accumulated
                                                                         other
                                                                     comprehensive
                                               Additional               income -     Total
                                 Common Stock   paid-in   Retained      currency  stockholders'
                               Class A Class B  capital   earnings    translation   equity

Balance at December 31, 1999 ..   $61   $100   $118,067   $ 37,415    $ (6,287)   $ 149,356

Net income ....................    --    --        --       19,163        --         19,163

Other comprehensive income, net    --    --        --         --        (6,192)      (6,192)

Issuance of common stock ......     1    --       1,072       --          --          1,073

Cash dividends ................    --    --        --       (6,064)       --         (6,064)
                                  ---   ----   --------   --------    --------    ---------

Balance at September 30, 2000 .   $62   $100   $119,139   $ 50,514    $(12,479)   $ 157,336
                                  ===   ====   ========   ========    ========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

        The consolidated balance sheet of CompX International Inc. and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2000 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 1999 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

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

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133 is currently not expected to be significant. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

         The Company will adopt the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The impact on the Company of adopting SAB No. 101 has not been determined, in part because the Company is studying additional guidance on SAB No. 101 recently issued by the SEC. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously-reported results of operations for the first three quarters of 2000 would be restated.

Note 2 -       Business segment information:

        The Company operates in one business segment - the manufacture and sale of hardware components for office furniture and other markets. The Company's products consist of ergonomic computer support systems, precision ball bearing slides, and security products.

                               Three months ended          Nine months ended
                                  September 30,              September 30,
                                1999          2000        1999           2000
                                ----          ----        ----           ----
                                              (In thousands)

Net sales ................    $ 55,941     $ 63,045     $ 166,114     $ 194,248
                              ========     ========     =========     =========

Operating income .........    $  9,408     $  9,132     $  28,735     $  31,364
Interest expense .........        (400)        (573)       (1,236)       (1,643)
Other, net ...............         471          163           626           451
                              --------     --------     ---------     ---------

Income before
 income taxes ............    $  9,479     $  8,722     $  28,125     $  30,172
                              ========     ========     =========     =========


Note 3 -       Inventories:

                                                    December 31,   September 30,
                                                        1999            2000
                                                        ----            ----
                                                            (In thousands)

Raw materials ............................            $ 9,038            $11,566
Work in process ..........................              8,669             11,790
Finished products ........................              9,898             12,149
Supplies .................................                 54                130
                                                      -------            -------

                                                      $27,659            $35,635
                                                      =======            =======

Note 4 -       Accounts payable and accrued liabilities:

                                                    December 31,   September 30,
                                                        1999           2000
                                                        ----           ----
                                                            (In thousands)

Accounts payable                                      $ 9,850            $11,384
Accrued liabilities:
Employee benefits ........................              7,746              7,547
Insurance ................................                707                360
Royalties ................................                504                400
Other ....................................              6,582              3,979
                                                      -------            -------

                                                      $25,389            $23,670
                                                      =======            =======


Note 5 - Indebtedness:

                                                      December 31, September 30,
                                                          1999         2000
                                                          ----         ----
                                                              (In thousands)

Revolving bank credit facility ...................        $20,000        $31,000
Capital lease obligations and other ..............          2,267            500
                                                          -------        -------

                                                           22,267         31,500
Less current maturities ..........................          1,367            434
                                                          -------        -------

                                                          $20,900        $31,066
                                                          =======        =======


Note 6 - Other income:

                                            Three months ended Nine months ended
                                               September 30,      September 30,
                                            -----------------    -------------
                                              1999     2000      1999      2000
                                            -------   ------   -------    ------
                                                        (In thousands)

Interest income ..........................    $196    $ 153     $ 616     $ 438
Foreign currency transactions, net .......     180       18      (231)      (29)
Other, net ...............................      95       (8)      241        42
                                              ----    -----     -----     -----

                                              $471    $ 163     $ 626     $ 451
                                              ====    =====     =====     =====

Note 7 - Provision for income taxes:

                                     Three months ended        Nine months ended
                                        September 30,           September 30,
                                      -----------------         -------------
                                       1999        2000       1999          2000
                                      -------     ------     ------       ------
                                                   (In thousands)

Expected tax expense .............   $ 3,319    $  3,053    $  9,844    $ 10,560
Non-U.S. tax rates ...............       159        (139)        274         (55)
No tax benefit for amortization of
 goodwill ........................       147         204         425         515
Other, net .......................      (212)         67        (419)         (8)
                                     -------    --------    --------    --------

                                     $ 3,413    $  3,185    $ 10,124    $ 11,012
                                     =======    ========    ========    ========


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

Note 9 - Foreign currency forward contracts:

         Certain of the Company's sales generated by its Canadian operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with such receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. At September 30, 2000, the Company held such forward exchange contracts to exchange an aggregate of $18.2 million for an equivalent amount of Canadian dollars at exchange rates between Cdn. $1.4622 and Cdn. $1.4816. Such contracts mature through March 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

         The Company reported net income of $5.5 million, or $.34 per diluted share, in the third quarter of 2000, a decrease of 9% over net income of $6.1 million, or $.38 per diluted share, for the third quarter of 1999. Net income for the third quarter and first nine months of 2000 includes a pre-tax charge of $1.5 million representing higher than expected manufacturing costs at the Company's Grand Rapids, Michigan facility. The Company reported net income of $19.2 million in the first nine months of 2000, a 6% increase over net income of $18.1 million in the first nine months of 1999. In January 2000, the Company acquired substantially all the operating assets of Chicago Lock Company. The purchase price of approximately $9.4 million in cash includes substantially all of Chicago Lock's operating assets, excluding real estate.

Results of Operations

         Net sales. Net sales increased $7.1 million, or 13%, to $63.0 million in the third quarter of 2000 from $55.9 million in the third quarter of 1999. For the first nine months of 2000, net sales of $194.2 million increased 17% compared to net sales of $166.1 million for the first nine months of 1999. The increases are due in part to acquisitions. Compared to the same periods of 1999, precision ball bearing slide sales increased 25% in the third quarter of 2000 and 24% in the first nine months of 2000. Security products sales for the third quarter and the first nine months of 2000 increased 10% and 18%, respectively, over the comparable periods of 1999. For the first nine months of 2000, sales of ergonomic products were comparable to the first nine months of 1999, and were down 10% for the third quarter of 2000 compared to the third quarter of 1999.

         Overall net sales, exclusive of acquisitions, increased nominally in the third quarter of 2000 compared to the third quarter of 1999. Excluding the effect of acquisitions, sales of slides during this period increased 11%, while net sales of ergonomics and security products decreased 10% and 9%, respectively. For the nine month period ended September 30, 2000, overall net sales, exclusive of acquisitions, increased 5% over the corresponding period of the prior year. Net sales of slides provided the majority of the change, increasing 12%, while net sales of ergonomics and security products declined 2% and 3%, respectively. The increase in slide sales is due to market share gains and increased demand for the Company's precision ball-bearing slide products. Ergonomic and security products sales declined due to losses of market share for the Company's ergonomic products and slower lock sales to the computer and related products industry sector.

        CompX has substantial operations and assets located outside the United States (principally Canada, the Netherlands and Taiwan). A portion of the sales and the majority of the operating costs generated from the Company's non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the Dutch guilder. The foreign currency exchange rates used in translating foreign currency sales and operating costs into U.S. dollars impact the comparability of sales and operating results between periods. During the third quarter and for the first nine months of 2000, currency exchange rate fluctuations (primarily the euro) negatively impacted sales compared to the same periods of 1999. Excluding the effect of currency and acquisitions, sales increased 3% and 7%, respectively, in the third quarter and first nine months of 2000 compared to the same periods of 1999.

         Operating income. Operating income in the third quarter of 2000 was $9.1 million, a 3% decrease from operating income of $9.4 million for the third quarter of 1999. For the first nine months of 2000, operating income increased $2.6 million, or 9%, to $31.3 million from $28.7 million for the first nine months of 1999. Operating income in 2000 was negatively impacted by a change in product mix, with a lower percentage of sales being generated by certain higher-margin products in 2000 compared to 1999, as well as the higher than expected manufacturing costs at the Company's Grand Rapids, Michigan facility. Operating income margins also declined in 2000 due to the lower margins associated with the lock operations acquired in January 2000. Exclusive of acquisitions, operating income in the third quarter and the first nine months of 2000 decreased 10% and increased 1%, respectively, as compared to the comparable 1999 periods. Excluding the effect of currency and acquisitions, operating income in the third quarter and first nine months of 2000 declined 8% and increased 4%, respectively as compared to the same periods of 1999.

Liquidity and Capital Resources

  Consolidated cash flows

        Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $16.6 million and $19.6 million in the first nine months of 1999 and 2000, respectively, compared to net income of $18.1 million and $19.2 million, respectively.

        Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

        Investing activities. Net cash used by investing activities totaled $68.2 million and $25.9 million in the first nine months of 1999 and 2000, respectively. Included in cash used by investing activities in the first nine months of 1999 and 2000 is $53.1 million and $9.5 million related to the acquisitions of Thomas Regout and substantially all of the operating assets of Chicago Lock Company, respectively.

         Capital expenditures for 2000 relate primarily to capacity expansion, equipment additions designed to improve manufacturing efficiencies and tooling. Capital expenditures for 2000 are estimated at approximately $25 million, the majority of which relate to projects emphasizing improved production efficiency and increased production capacity. In connection with the expansion of certain of its domestic production facilities, the Company has outstanding firm purchase commitments of $6.7 million at September 30, 2000. Firm purchase commitments for capital projects not commenced at September 30, 2000 were not material.

         Financing activities. Net cash provided by financing activities totaled $19.1 million and $5.3 million in the first nine months of 1999 and 2000, respectively. The Company paid its quarterly dividend of approximately $2.0 million, or $.125 per share, in each of the first, second and third quarters of 2000. No dividends were paid during the first nine months of 1999. Cash flows from financing activities in each of the first nine months of 1999 includes $20.0 million of borrowings used to finance a portion of the acquisition of Thomas Regout. Similarly, cash flows from financing activities in the first nine months of 2000 includes $10.3 million of net borrowings, $9.4 million of which were used to finance the acquisition of substantially all of the assets of Chicago Lock Company.

        In November 2000, CompX's board of directors authorized CompX to purchase up to 1 million shares of its common stock in the open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time.

        Management believes that cash generated from operations and borrowing availability under the Company's unsecured Revolving Senior Credit Facility ($69 million available for borrowing at September 30, 2000), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends.

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, its capital resources and its estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of such words as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, changes in raw material, and other operating costs (such as energy costs), general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of trade barriers, the impact of pricing and production decisions, fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro and Canadian dollar), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2000:

                      July 14, 2000 - Reported Items 5 and 7. July 18, 2000 - Reported Items 5 and 7. July 27, 2000 - Reported Items 5 and 7. August 7, 2000 - Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         COMPX INTERNATIONAL INC.
                                       -----------------------------
                                             (Registrant)




Date November 13, 2000        By: /s/ John A. Miller
     --------------------         ----------------------------------
                                  John A. Miller
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date November 13, 2000        By: /s/ Todd W. Strange
     --------------------         ----------------------------------
                                  Todd W. Strange
                                  Vice President and Controller
                                  (Principal Accounting Officer)