Form 10-K405
period 2000-12-31
COMPX INTERNATIONAL INC
filed 2001-03-19
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2000

         Commission file number 1-13905

                            COMPX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0981653
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                     75240-2697
-----------------------------------------------           --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 2, 2001, 5,117,280 shares of Class A common stock were outstanding. The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $50.0 million.

                       Documents incorporated by reference

     The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

     CompX International Inc. (NYSE: CIX) is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and security products for use in office furniture, computer-related applications and a variety of other products. The Company's products are principally designed for use in medium to high-end applications, where product design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, precision ball bearing slides and security products consisting of cabinet locks and other locking mechanisms. In 2000, CompX generated net sales of $253.3 million, a 12% increase from 1999. In 2000, ergonomic computer support systems, precision ball bearing slides and security products accounted for approximately 16%, 50% and 34% of net sales, respectively.

     Valhi, Inc. and Valhi's wholly-owned subsidiary Valcor, Inc. owned 68% of the Company's outstanding common stock at December 31, 2000. Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor and may be deemed to control each of such companies and CompX.

     The Company was incorporated in Delaware in 1993 under the name National Cabinet Lock, Inc. At that time, Valhi contributed the assets of its Cabinet Lock Division and the stock of Waterloo Furniture Components Limited. In 1996, the Company changed its name to CompX International Inc. In 1998, the Company issued approximately 6 million shares of its common stock in an initial public offering and CompX acquired two additional security products producers. In 1999, CompX acquired two more slide producers and in January 2000 acquired another security products producer. See Note 2 to the Consolidated Financial Statements.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, changes in costs of raw materials and other operating costs (such as energy costs), general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of trade barriers, the impact of pricing and production decisions, fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro and Canadian dollar), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Industry Overview

     During the mid 1990's and prior to 1998, approximately 75% of the Company's products were sold to the office furniture manufacturing industry. As a result of strategic acquisitions in the security products industry in 1998 and 2000 and in the precision ball bearing slide industry in 1999, the Company has expanded its product offering and reduced its percentage of sales to the office furniture market. Currently, approximately 63% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, transportation, computers and related equipment, and other non-office furniture and equipment. CompX's management believes that its emphasis on new product development, sales of its ergonomic computer support systems as well as slide and security products used in computer and other non-office furniture applications result in the potential for higher rates of growth than the office furniture industry as a whole.

Products

     CompX manufactures and sells components in three major product lines: ergonomic computer support systems, precision ball bearing slides and security products. The Company's ergonomic computer support systems and precision ball bearing slides are sold under the Waterloo Furniture Components, Thomas Regout and Dynaslide brand names and the Company's security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock and TuBAR brand names. The Company believes that its brand names are well recognized in the industry.

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

     Ergonomic  computer support systems include  adjustable  computer  keyboard support arms, designed to attach to office desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock ergonomic keyboard arm, which is designed to make the adjustment of the keyboard arm easier for all (including physically-challenged users). In addition, the Company offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers. Development of height adjustable work surfaces utilizing the Company's patented twin-lift mechanism and height adjustable tables using CompX's patented counterbalancing feature is also proceeding and is expected to further enhance the Company's product offerings.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers and other applications. These products include CompX's Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with office furniture original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities and ease of movement.

     In addition to CompX's basic precision ball bearing slide product lines, sales based on patented innovations such as the Butterfly Take Apart System, the Integrated Slide Lock and the Ball Lock have accounted for an increasing proportion of the Company's sales. These applications have expanded the Company's product offerings within the office furniture industry as well as adding products for heavy-duty tool storage cabinets, electromechanical imaging equipment and computer server network cabinets.

     Security products. The Company believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX provides security products to various industries including institutional furniture, banking, vending and computer. CompX's security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock and Chicago Lock brand names. The Company's products can also be found in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments for motorcycles, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure.

     The Company manufactures disc tumbler locking mechanisms at all of its security products facilities, which mechanisms provide moderate security and generally represent the lowest cost lock to produce. CompX also manufactures pin tumbler locking mechanisms, including its KeSet, ACE II and TuBAR brand locks, which mechanisms are more costly to produce and are used in applications requiring higher levels of security. A substantial portion of the Company's sales consist of products with specialized adaptations to individual manufacturers' enclosure specifications. CompX, however, also has a standardized product line suitable for many customers. This standardized product line is offered through a North American distribution and factory centers network as well as to large OEMs through the Company's STOCK LOCKS distribution program.

Sales, Marketing and Distribution

     CompX sells components to OEMs and to distributors through a dedicated sales force. The majority of the Company's sales are to OEMs, while the balance represents standardized products sold through distribution channels.

     Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with salaried field salespeople and independent manufacturers' representatives. Manufacturers' representatives are selected based on special skills in certain markets or with current or potential customers.

     A significant portion of the Company's sales are made through distributors. The Company has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on the Company's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. The Company also operates a small tractor/trailer fleet associated with its Canadian facilities.

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 1998, 1999 and 2000, sales to the Company's ten largest customers accounted for approximately 40%, 33% and 35% of sales, respectively. In 1999 and 2000, sales to the Company's largest customer were less than 10% of the Company's total sales. In 1998, one customer, Hon Industries Inc., accounted for approximately 10% of sales. In the past three years, nine of the Company's top ten customers were located in the United States.

Manufacturing and operations

     At December 31, 2000, CompX operated seven manufacturing facilities in North America (three in Illinois, two in Canada and one in each of South Carolina and Michigan), one facility in the Netherlands and two facilities in Taiwan. Ergonomic products or precision ball bearing slides are manufactured in the facilities located in Canada, the Netherlands, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. The Company owns all of these facilities except for one of the Illinois facilities and one of the Taiwan facilities, which are leased. See also
Item 2. During 2000, the Company closed its Chicago Lock manufacturing facility in Pleasant Prairie, Wisconsin and consolidated those operations with the Company's security products facilities in Mauldin, South Carolina. CompX also leases a distribution center in California. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

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

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

Competition

     The office furniture and security products markets are highly competitive. The Company competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. The Company focuses its efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

     The Company competes in the ergonomic computer support systems market with one major producer and a number of small manufacturers that compete primarily on the basis of product quality, features and price. The Company competes in the precision ball bearing slide market with two large manufacturers and a number of smaller domestic and foreign manufacturers that compete primarily on the basis of product quality and price. The Company's security products compete with a variety of relatively small domestic and foreign competitors, which makes significant price increases difficult. Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Patents and Trademarks

     The Company holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's major trademarks and brand names, including National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, Tubar, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products it manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

Foreign operations

     The Company has substantial operations and assets located outside the United States, principally slide and ergonomic product operations in Canada, the Netherlands and Taiwan. The majority of the Company's 2000 non-U.S. sales are to customers located in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations. The Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

     As  of  December  31,  2000,  the  Company  employed   approximately  2,270
employees, including 895 in the United States, 875 in Canada, 365 in the Netherlands and 135 in Taiwan. Approximately 85% of the Company's employees in Canada are represented by a labor union. The Company's collective bargaining agreement with such union expires in 2003. The Company believes that its labor relations are satisfactory.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in approximately 1,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240. The following table sets forth the location, size and general product types produced for each of the Company's facilities.

                                                              Products
Facility Name                    Location           Size      Produced
-------------                    --------           ----      --------
                                                            (square feet)

Owned Facilities:
----------------

Manitou                     Kitchener, Ontario     280,000  Slides

Trillium                    Kitchener, Ontario     116,000  Ergonomic products

Thomas Regout               Maastricht,
                            the Netherlands        270,000  Slides

                            Grand Rapids, M        60,000   Slides

National Cabinet
 Lock                        Mauldin, SC           197,000  Security products

Fort Lock                    River Grove, IL       100,000  Security products

Timberline                   Lake Bluff, IL        16,000   Security products

Dynaslide                    Taipei, Taiwan        43,000   Slides

Leased Facilities:
-----------------

Dynaslide                    Taipei, Taiwan        32,000   Slides

Chicago Tubar                Hoffman Estates, IL    5,000   Security products

Distribution Center          Chino, CA              6,000   Product distribution



     The Manitou, Thomas Regout - Maastricht, and National Cabinet Lock facilities are ISO-9001 registered. The Dynaslide owned facility is ISO-9002 registered. ISO-9001 registration of the Trillium, Grand Rapids and Fort Lock facilities is anticipated in 2001. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently no material environmental or other material litigation is pending or, to the knowledge of the Company, threatened. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of March 2, 2001, there were approximately 25 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices for CompX Class A common stock for 1999 and 2000, according to the New York Stock Exchange Composite Tape, and dividends paid per share during such periods. On March 2, 2001 the closing price per share of CompX Class A common stock according to the NYSE Composite Tape was $10.55.

                                                                             Dividends
                                              High             Low              paid

Year ended December 31, 1999

First Quarter ....................         $26 7/16          $12 3/4           $ --
Second Quarter ...................           17 7/8           12 1/8             --
Third Quarter ....................           19               15 1/2             --
Fourth Quarter ...................           19 1/2           17 5/8            .125

Year ended December 31, 2000

First Quarter ....................         $19   7/8         $17   7/8         $.125
Second Quarter ...................          23  7/16          17 13/16          .125
Third Quarter ....................          23  3/16          19  5/16          .125
Fourth Quarter ...................          20 15/16           8 15/16          .125

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

     Prior to the March 1998 initial public offering, the Company paid dividends to Valcor aggregating $1.8 million in 1998. In addition, on December 12, 1997, the Company paid a $50 million dividend to Valcor in the form of a note payable. The Company utilized borrowings under its Revolving Senior Credit Facility to repay in full the note payable to Valcor in 1998.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's operations are comprised of a 52 or 53 week fiscal year. Excluding 1998, each of the years 1996 through 2000 consisted of a 52 week year. 1998 was a 53 week year.

                                                  Years ended December 31,
                                             --------------------------------
                                      1996     1997      1998        1999       2000
                                      ----     ----      ----        ----       ----
                                         ($ in millions, except per share data)
Income Statement Data

Net sales ......................   $   88.7 $  108.7   $  152.1   $  225.9    $  253.3


Operating income ...............   $   21.6 $   27.1   $   30.8   $   40.1    $   37.3

Income before income taxes and
  minority interest ............   $   22.1 $   27.7   $   32.5   $   39.2    $   35.5
Income taxes ...................        9.1     11.0       12.0       14.1        13.4
Minority interest in losses ....       --       --          (.2)       (.1)       --
                                   -------- --------   --------   --------    --------

  Net income ...................   $   13.0 $   16.7   $   20.7   $   25.2    $   22.1
                                   ======== ========   ========   ========    ========

Cash dividends (1) .............   $    6.2 $    6.1   $    1.8   $    2.0    $    8.1
Basic earnings per share data:
  Net income ...................   $   1.30 $   1.67   $   1.37   $   1.56    $   1.37
  Cash dividends ...............   $    .62 $    .61   $    .18   $   .125    $    .50
Weighted average common shares
 Outstanding ...................       10.0     10.0       15.1       16.1        16.1


Balance Sheet Data
 (at year end):
  Cash and other current assets    $   32.2 $   45.4   $   86.5   $   72.5    $   83.0
  Total assets .................       48.5     63.8      152.4      202.9       225.5
  Current liabilities ..........        8.1     64.4       20.3       26.8        28.9
  Long-term debt, including
   current maturities ..........         .2     50.4        1.7       22.3        40.6
  Stockholders' equity (deficit)       39.2     (1.2)     130.0      149.4       151.0

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company reported net income of $22.1 million, or $1.37 per diluted share for the year ended December 31, 2000, a decrease of 12% compared to net income of $25.2 million or $1.56 per diluted share for the year ended December 31, 1999. The Company's net income in 1998 was $20.7 million, or $1.37 per diluted share.

     Beginning in 1998, the Company has grown through a series of strategic acquisitions that have allowed the Company to expand its product offerings to customers outside of its traditional office furniture customer base. The Company's customer base now also includes customers in the vending, computer and related products, transportation and recreation industries. In 1998, the Company expanded it's security products capacity through the acquisitions of Fort Lock Corporation and related assets for approximately $33 million and Timberline Lock, Ltd. and related assets for approximately $8 million. The Company expanded it's offerings in the precision ball bearing slide and ergonomic products markets in 1999 through it's acquisitions of Thomas Regout for approximately $53 million and Dynaslide for approximately $12 million. In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9 million, further expanding it's security products capacity. These acquisitions were financed through a combination of cash on hand and increased borrowings under the Company's Revolving Senior Credit Facility.

     Of the Company's acquisitions, only the pro forma effects of the Thomas Regout and Fort Lock acquisitions were material. Assuming these acquisitions occurred January 1, 1998, the Company's unaudited pro forma net sales would have been $212.6 million in 1998 and pro forma operating income would have been $32.5 million. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the period, nor do they purport to represent results of future operations of the merged companies.

Results of Operations

Net sales and operating income

                                     Years ended December 31,          % Change
                                    --------------------------      ---------------
                                  1998       1999       2000     1998-1999 1999-2000
                                  ----       ----       ----     --------- ---------
                                                 (In millions)

Net sales ..................     $152.1     $225.9     $253.3       +49%     +12%
Operating income ...........       30.8       40.1       37.3       +30%      - 7

Operating income margin             20%        18%        15%

         Year ended December 31, 2000 compared to year ended December 31, 1999

     Net sales increased $27.4 million, or 12%, in 2000 compared to 1999 due to the effect of acquisitions. Sales of security products in 2000 increased 14% compared to 1999, and sales of slide products increased 18%. During 2000, sales of CompX's ergonomic products decreased 5% compared to 1999. Excluding the effect of acquisitions, net sales in 2000 were essentially flat compared to net sales in 1999, with sales of slide products up 8% and sales of ergonomic products and security products down 5% and 7%, respectively, compared to 1999. Sales of ergonomic products were negatively impacted in the second half of 2000 by softening demand in the office furniture industry in North America and loss of market share due to competition from imports. The lower security products sales were due to weakness in the computer and related products industry and increased competition from low-cost imports. The increase in sales of slide products is due to market share gains and increased demand for CompX's slide products.

     Operating income for 2000 decreased $2.8 million, or 7% compared to 1999. Excluding the results of acquisitions, operating income decreased 11% from the prior year. Along with the softening demand from the office furniture industry, operating income was also impacted by a change in the product mix, with a lower percentage of sales being generated by certain higher-margin products in 2000 compared to 1999, as well as incremental costs incurred in moving the operations of the Chicago Lock plant to the Company's Mauldin, South Carolina plant, higher costs associated with the expansion of the Company's Grand Rapids, Michigan plant and higher administrative expenses.

         Year ended December 31, 1999 compared to year ended December 31, 1998

     Net sales increased $73.8 million, or 49% in 1999 compared to 1998 primarily due to the effect of acquisitions. Excluding the effect of acquisitions, net sales in 1999 increased 5% compared to net sales in 1998. The 5% increase reflects an increase in the Company's product sales to the office furniture industry (primarily slides and ergonomic products), which increased 5% along with increased sales of the Company's security products, which improved 3% over the prior year.

     In 1999, operating income increased $9.3 million, or 30% over 1998. The majority of this growth was due to the acquisitions mentioned earlier. Excluding the effect of the acquisitions and excluding the effect of the $3.3 million stock award which occurred in 1998, operating income increased $1.3 million or 4% over the prior year. Sales of slides and ergonomic products were impacted in the first half of 1999 by softening demand in the office furniture industry, however such sales and operating income improved in the second half of 1999 as office furniture demand improved.

         General

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products, and its ability to control its manufacturing costs, primarily comprised of raw materials such as zinc, copper, coiled steel and plastic resins and of labor costs. Raw material costs represent approximately 45% of the Company's total cost of sales. In 1999 and 2000 steel prices did not change significantly compared to the respective prior year. The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. The Company currently anticipates entering into such arrangements for zinc, coiled steel and plastic resins in 2001 and does not anticipate significant changes in the cost of these materials from their current levels. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices and consequently overall operating margins can be affected by such raw material cost pressures.

     At December 31, 2000, none of the Company's employees in the U.S., the Netherlands or Taiwan were represented by bargaining units, and wage increases for such employees historically have been in line with overall inflation indices. Approximately 85% of the Company's Canadian employees are covered by a three year collective bargaining agreement that expires in 2003 and provides for annual wage increases of approximately 3.5%. Wage increases for these Canadian employees historically have also been in line with overall inflation indices.

     Selling, general and administrative costs consist primarily of salaries, commissions and advertising expenses directly related to product sales and in 1999 and 2000 have been consistent as a percentage of net sales. In 1998, in connection with the Company's initial public offering in March 1998, five of the Company's officers and directors were awarded 164,880 shares of Class A Common Stock. Accordingly, the Company recognized a $3.3 million pre-tax charge, included in selling, general and administrative expenses, equal to the aggregate value of the Class A shares awarded based on the initial public offering price.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to--period operating results. During 2000, weakness in the euro negatively impacted the Company's sales and operating income comparisons with 1999 (principally with respect to slide products). Excluding the effect of currency and acquisitions, the Company's sales increased 3% in 2000 compared to 1999, and operating income decreased 9%. Fluctuations in the value of the U.S. dollar against such other currencies did not significantly impact CompX's sales or operating income in 1999 compared to 1998.

     Due in part to expected continued soft manufacturing sector economic conditions in North America and Europe, CompX currently expects its operating income in the first half of 2001 to be lower compared to the first half of 2000. If demand improves later in 2001, CompX believes its operating income in the second half of 2001 could be higher compared to the second half of 2000. These current expectations and beliefs are subject to certain risks and uncertainties, some of which are set forth in "Business-General." CompX also intends to focus on cost control to improve its operating margins.

Liquidity and Capital Resources

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, for 1998, 1999 and 2000, are generally similar to the trends in the Company's earnings. Cash provided by operating activities (excluding the non-cash stock award charge in 1998) totaled, $24.3 million, $28.4 million and $28.4 million for the years ended December 31, 1998, 1999 and 2000, respectively, compared to net income of $20.7 million, $25.2 million and $22.1 million, respectively. Depreciation and amortization increased during the past three years in part due to the acquisitions discussed above and additional expenditures on facilities expansion discussed below.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $54.2 million, $84.6 million and $32.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. Cash used by investing activities in 1998 includes an aggregate of $41.6 million for the Fort Lock and Timberline acquisitions. Likewise, $65.0 million in cash was used for the Thomas Regout and Dynaslide acquisitions in 1999 and approximately $9.3 million was used for the Chicago Lock acquisition in 2000. Other cash flows from investing activities in each of the past three years related principally to capital expenditures. Capital expenditures in the past three years emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. The increase in capital expenditures in 1999 relates primarily to the additions of a fourth plating line at the Company's Kitchener facility, facility expansions in Kitchener, the acquisition of an adjoining manufacturing building at Fort Lock and the addition of automation equipment at all facilities. The capital expenditure increases in 2000 relate primarily to the completion of facility expansions mentioned above and additional facility expansions at the Company's Grand Rapids and Mauldin facilities.

     Capital expenditures for 2001 are estimated at approximately $21 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity. Firm purchase commitments for capital projects in process at December 31, 2000 approximated $5 million.

     Financing activities. Net cash provided by financing activities totaled $58.7 million, $17.0 million and $2.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash provided in 1998 includes $110.4 million of net proceeds from the Company's March 1998 initial public offering and the repayment of the $50 million note payable to Valcor, discussed below. Prior to the initial public offering, the Company paid dividends to its parent company aggregating $1.8 million in 1998. See Notes 9 and 10 to the Consolidated Financial Statements. The Company also paid its first regular quarterly dividend since the initial public offering of $0.125 per share in December 1999. Total cash dividends paid in 1999 and 2000 were $2.0 million and $8.1 million, respectively.

     The Company's board of directors has authorized the Company to purchase up to approximately 1.1 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. As of December 31, 2000, the Company had purchased approximately 844,000 shares for an aggregate of $8.7 million pursuant to such authorization. In February 2001, the Company purchased approximately 243,000 shares for an aggregate purchase price of $2.4 million.

     At December 31, 2000, the Company had $59 million of borrowing availability under its Revolving Senior Credit Facility.

Other

     Management believes that cash generated from operations and borrowing availability under the Revolving Senior Credit Facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of its common stock, modify its dividend policy or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 1999 and 2000. See Note 1 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

     At December 31, 1999 and 2000, substantially all of the Company's outstanding indebtedness were variable rate borrowings. Such borrowings at December 31, 2000 related principally to $39 million ($20 million at December 31, 1999) in borrowings under the Revolving Senior Credit Facility. The outstanding balances at December 31, 1999 and 2000 (which approximate fair value) had a weighted-average interest rate of 6.2% and 6.7%, respectively. Amounts outstanding under this credit facility are due in 2003. In addition, Dynaslide had $1.2 million in short-term bank borrowings outstanding at December 31, 2000. These borrowings bear interest at 6.8%, are denominated in New Taiwan dollars and were repaid in January 2001. Information for such foreign-currency denominated indebtedness is presented in its U.S. dollar equivalent using the December 31, 2000 exchange rate of 33.0 New Taiwan dollars per U.S. dollar. The remaining indebtedness outstanding at December 31, 1999 and 2000 is not material.

     Foreign  currency  exchange  rates.  The  Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products outside the United States (principally Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder/the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through March 2001 to exchange an aggregate of $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn $1.482 per U.S. dollar. Similar contracts were outstanding at December 31, 1999 to exchange an aggregate of $6.0 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn $1.491 and Cdn $1.486 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. The difference between the estimated fair value and the face value of all such outstanding forward contracts at December 31, 1999 and 2000 is not material.

     Other. Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including the Netherlands, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

     As of January 1, 2001, the functional currencies of the Company's Thomas Regout operations in Maastricht, the Netherlands, had begun conversion to the euro from its national currency. This is expected to be completed in 2001. Although not expected, the euro conversion may impact the Company's operations, including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations. Because of the inherent uncertainty of the ultimate effect of the euro conversion, the Company cannot accurately predict the impact of the euro conversion on its results of operations, financial condition or liquidity.

     The above discussion includes forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events or losses. Such forward-looking statements are subject to certain risks and uncertainties some of which are listed in "Business-General."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)      Financial Statements and Schedules

                  The Registrant

                  The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)                       Reports on Form 8-K

                           No reports on Form 8-K were filed for the quarter
                             ended December 31, 2000.

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

    3.2             Bylaws of Registrant - incorporated  by reference to Exhibit
                    3.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

    10.1 Intercorporate Services Agreement between the Registrant and Valhi, Inc. effective as of January 1, 2000 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

    10.8 Amendment No. 1 to Credit Agreement between Registrant, Bankers Trust Company, as Agent and various lending institutions, dated December 15, 1999 - incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    10.9 Offer and Acquisition Agreement dated December 18, 1998 between CompX International Inc. and Thomas Regout Holding N.V. - incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated January 29, 1999.

    10.10*          Release  agreement  between  the  Registrant  and  Joseph S.
                    Compofelice, effective as of November 6, 2000.

     21.1           Subsidiaries of the Registrant.

     23.1           Consent of PricewaterhouseCoopers LLP.

     99.1 Annual Report of the CompX Contributory Retirement Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 2000.

     99.2 Annual Report of the 401(k) Plan of The Fort Lock Corporation (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 2000.










*Management contract, compensatory plan or agreement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMPX INTERNATIONAL INC.

                            By:      /s/ Brent A. Hagenbuch
                            ------------------------------------------------
                               Brent A. Hagenbuch
                               President and
                               Chief Executive Officer
                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Signature                  Title                    Date

/s/ Glenn R. Simmons                Chairman of the Board        March 16, 2001
-----------------------------
Glenn R. Simmons


/s/ Brent A. Hagenbuch              President and                March 16, 2001
-----------------------------       Chief Executive Officer
Brent A. Hagenbuch                  (Principal Executive and
                                    Financial Officer)

/s/ David A. Bowers                 Vice Chairman of the Board   March 16, 2001
-----------------------------       and Chief Operating Officer
David A. Bowers

/s/ Todd W. Strange                 Vice President and           March 16, 2001
-----------------------------       Controller (Principal
Todd W. Strange                     Accounting Officer)

/s/ Edward J. Hardin                Director                     March 16, 2001
-----------------------------
Edward J. Hardin

/s/ Paul M. Bass, Jr.               Director                     March 16, 2001
-----------------------------
Paul M. Bass, Jr.

/s/ Ann Manix                       Director                     March 16, 2001
-----------------------------
Ann Manix

/s/ Steven L. Watson                Director                     March 16, 2001
-----------------------------
Steven L. Watson


                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules

Financial Statements                                                        Page

Report of Independent Accountants ...................................       F-2

Consolidated Balance Sheets - December 31, 1999 and 2000 ............       F-3

Consolidated Statements of Income -
 Years ended December 31, 1998, 1999 and 2000 .......................       F-5

Consolidated Statements of Comprehensive Income -
 Years ended December 31, 1998, 1999 and 2000 .......................       F-6

Consolidated Statements of Cash Flows -
 Years ended December 31, 1998, 1999 and 2000 .......................       F-7

Consolidated Statements of Stockholders' Equity -
 Years ended December 31, 1998, 1999 and 2000 .......................       F-9

Notes to Consolidated Financial Statements ..........................       F-10



Financial Statement Schedule

Report of Independent Accountants ........................................   S-1

Schedule II - Valuation and qualifying accounts ..........................   S-2



        Schedules I, III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of CompX International Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                      PricewaterhouseCoopers LLP

Houston, Texas
February 9, 2001

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000

                        (In thousands, except share data)


              ASSETS                                        1999          2000
                                                            ----          ----

Current assets:
  Cash and cash equivalents ........................      $ 12,169      $  9,820
  Accounts receivable, less allowance for
   doubtful accounts of $725 and $487 ..............        29,053        30,833
  Income taxes receivable from affiliates ..........            22           305
  Refundable income taxes ..........................           462         2,165
  Inventories ......................................        27,659        36,246
  Prepaid expenses .................................         1,858         2,408
  Deferred income taxes ............................         1,258         1,209
                                                          --------      --------

      Total current assets .........................        72,481        82,986
                                                          --------      --------

Other assets:
  Goodwill .........................................        41,697        42,213
  Other intangible assets ..........................         2,787         2,646
  Deferred income taxes ............................         2,499         1,813
  Other ............................................           203           868
                                                          --------      --------

      Total other assets ...........................        47,186        47,540
                                                          --------      --------

Property and equipment:
  Land .............................................         3,549         5,709
  Buildings ........................................        27,898        34,500
  Equipment ........................................        70,242        78,357
  Construction in progress .........................         6,710         9,787
                                                          --------      --------
                                                           108,399       128,353
  Less accumulated depreciation ....................        25,154        33,394
                                                          --------      --------

      Net property and equipment ...................        83,245        94,959
                                                          --------      --------

                                                          $202,912      $225,485

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1999 and 2000

                        (In thousands, except share data)


   LIABILITIES AND STOCKHOLDERS' EQUITY                       1999           2000
                                                              ----           ----

Current liabilities:
  Current maturities of long-term debt .................   $   1,367    $   1,638
  Accounts payable and accrued liabilities .............      25,389       26,487
  Income taxes .........................................          91          648
  Deferred income taxes ................................        --            103
                                                           ---------    ---------

      Total current liabilities ........................      26,847       28,876
                                                           ---------    ---------

Noncurrent liabilities:
  Long-term debt .......................................      20,900       39,000
  Deferred income taxes ................................       3,223        4,852
  Accrued pension costs ................................       1,209        1,168
  Other ................................................       1,274          626
                                                           ---------    ---------

      Total noncurrent liabilities .....................      26,606       45,646
                                                           ---------    ---------

Minority interest ......................................         103         --
                                                           ---------    ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares
   authorized, none issued .............................        --           --
  Class A common stock, $.01 par value;
   20,000,000 shares authorized; 6,147,380 and 6,204,680
   shares issued .......................................          61           62
  Class B common stock, $.01 par value;
   10,000,000 shares authorized, issued and outstanding          100          100
  Additional paid-in capital ...........................     118,067      119,194
  Retained earnings ....................................      37,415       51,395
  Accumulated other comprehensive income-
   currency translation ................................      (6,287)     (11,123)
  Treasury stock, at cost - nil and 844,300 shares .....        --         (8,665)
                                                           ---------    ---------


      Total stockholders' equity .......................     149,356      150,963
                                                           ---------    ---------

                                                           $ 202,912    $ 225,485





Commitments and contingencies (Note 11)

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)


                                                                   1998        1999         2000
                                                                   ----        ----         ----

Net sales ...................................................   $ 152,093    $ 225,888    $ 253,294
                                                                ---------    ---------    ---------

Costs and expenses:
  Cost of sales .............................................     102,004      160,628      187,299
  Selling, general and administrative .......................      19,706       25,220       28,693
  Other expense (income), net ...............................        (412)        (104)           9
  General corporate expense (income), net ...................      (2,834)        (572)        (452)
  Interest expense ..........................................       1,094        1,554        2,302
                                                                ---------    ---------    ---------

                                                                  119,558      186,726      217,851
                                                                ---------    ---------    ---------

      Income before income taxes and
       minority interest ....................................      32,535       39,162       35,443

Provision for income taxes ..................................      12,034       14,102       13,390

Minority interest in losses .................................        (165)        (103)          (3)
                                                                ---------    ---------    ---------

      Net income ............................................   $  20,666    $  25,163    $  22,056
                                                                =========    =========    =========


Basic and diluted earnings per common share .................   $    1.37    $    1.56    $    1.37
                                                                =========    =========    =========

Cash dividends per share ....................................   $     .18    $    .125    $     .50
                                                                =========    =========    =========

Shares used in the calculation of earnings per share amounts:
  Basic earnings per share ..................................      15,052       16,146       16,115
  Dilutive impact of stock options ..........................          32            3           32
                                                                ---------    ---------    ---------

  Diluted earnings per share ................................      15,084       16,149       16,147
                                                                =========    =========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)



                                               1998         1999          2000
                                               ----         ----          ----

Net income ..............................    $ 20,666     $ 25,163     $ 22,056
                                             --------     --------     --------

Other comprehensive income -
 currency translation adjustment:
    Pre-tax amount ......................      (2,001)      (3,875)      (5,159)
    Less income tax benefit .............        (668)        --           (323)
                                             --------     --------     --------

    Total other comprehensive income ....      (1,333)      (3,875)      (4,836)
                                             --------     --------     --------

      Comprehensive income ..............    $ 19,333     $ 21,288     $ 17,220
                                             ========     ========     ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)

                                                     1998        1999         2000
                                                     ----        ----         ----

Cash flows from operating activities:
  Net income ..................................   $  20,666    $ 25,163    $ 22,056
  Depreciation and amortization ...............       4,538       9,406      12,416
  Deferred income taxes .......................        (830)      1,423       2,310
  Noncash stock award of Management Shares ....       3,298        --          --
  Minority interest ...........................        (165)       (103)         (3)
  Other, net ..................................         (85)       (243)        (73)
  Change in assets and liabilities:
    Accounts receivable .......................      (1,319)     (3,186)       (826)
    Inventories ...............................        (375)     (1,992)     (7,421)
    Accounts payable and accrued liabilities ..       1,486      (2,470)      2,746
    Accounts with affiliates ..................        (904)        532        (284)
    Income taxes ..............................        (687)     (1,579)     (1,033)
    Other, net ................................      (1,357)      1,471      (1,458)
                                                  ---------    --------    --------

      Net cash provided by operating activities      24,266      28,422      28,430
                                                  ---------    --------    --------


Cash flows from investing activities:
  Capital expenditures ........................     (12,928)    (19,703)    (23,128)
  Purchase of business units ..................     (41,646)    (64,975)     (9,346)
  Other, net ..................................         398          54         111
                                                  ---------    --------    --------

      Net cash used by investing activities ...     (54,176)    (84,624)    (32,363)
                                                  ---------    --------    --------


Cash flows from financing activities:
  Long-term debt:
    Additions .................................      75,475      20,000      20,274
    Principal payments ........................     (75,157)     (1,009)     (2,454)
    Deferred financing costs paid .............        (200)       --          --
  Repayment of demand note to Valcor ..........     (50,000)       --          --
  Issuance of common stock ....................     110,378        --         1,027
  Dividends ...................................      (1,800)     (2,018)     (8,076)
  Common stock reacquired .....................        --          --        (8,665)
  Other .......................................        --          --            13
                                                  ---------    --------    --------

      Net cash provided by financing activities      58,696      16,973       2,119
                                                  ---------    --------    --------

Net increase (decrease) .......................   $  28,786    $(39,229)   $ (1,814)
                                                  =========    ========    ========

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)

                                                        1998         1999         2000
                                                        ----         ----         ----

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing
     Activities ....................................   $ 28,786    $(39,229)   $ (1,814)
    Business units acquired ........................        387       4,785        --
    Currency translation ...........................       (997)       (750)       (535)
  Balance at beginning of year .....................     19,187      47,363      12,169
                                                       --------    --------    --------

  Balance at end of year ...........................   $ 47,363    $ 12,169    $  9,820
                                                       ========    ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest .......................................   $  1,244    $  1,253    $  2,086
    Income taxes ...................................     14,449      13,284      12,562

  Net assets consolidated - business units acquired:
    Cash and cash equivalents ......................   $    387    $  4,785    $   --
    Goodwill .......................................     23,145      22,700       4,837
    Other intangible assets ........................      3,057        --           254
    Other non-cash assets ..........................     21,653      54,966       7,144
    Liabilities ....................................     (6,596)    (17,476)     (2,889)
                                                       --------    --------    --------

    Cash paid ......................................   $ 41,646    $ 64,975    $  9,346
                                                       ========    ========    ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)


                                                                Accumulated other
                                                                  comprehensive             Total
                                            Additional  Retained    income               stockholders'
                             Common stock    paid-in    earnings    currency   Treasury    equity
                           Class A  Class B  capital   (deficit)   translation   stock     (deficit)
                             ----    ----   --------   ---------   -----------   -----    -----------

Balance at December 31, 1997   $--   $100   $  4,412   $ (4,596)   $ (1,079)   $  --      $  (1,163)

Net income .................    --    --        --       20,666        --         --         20,666
Other comprehensive income .    --    --        --         --        (1,333)      --         (1,333)
Cash dividends .............    --    --        --       (1,800)       --         --         (1,800)
Issuance of common stock:
  Initial public offering ..    60    --     110,318       --          --         --        110,378
  Management shares ........     1    --       3,297       --          --        3,298
                               ---   ----   --------   --------    --------    -------    ---------

Balance at December 31, 1998    61    100    118,027     14,270      (2,412)      --        130,046

Net income .................    --    --        --       25,163        --         --         25,163
Other comprehensive income .    --    --        --         --        (3,875)      --         (3,875)
Cash dividends .............    --    --        --       (2,018)       --         --         (2,018)
Issuance of common stock ...    --    --          40       --          --         --             40
                               ---   ----   --------   --------    --------    -------    ---------

Balance at December 31, 1999    61    100    118,067     37,415      (6,287)      --        149,356

Net income .................    --    --        --       22,056        --         --         22,056
Other comprehensive income .    --    --        --         --        (4,836)      --         (4,836)
Cash dividends .............    --    --        --       (8,076)       --         --         (8,076)
Issuance of common stock ...     1    --       1,072       --          --         --          1,073
Common stock reacquired ....    --    --        --         --          --       (8,665)      (8,665)
Other ......................    --    --          55       --          --         --             55
                               ---   ----   --------   --------    --------    -------    ---------

Balance at December 31, 2000   $62   $100   $119,194   $ 51,395    $(11,123)   $(8,665)   $ 150,963
                               ===   ====   ========   ========    ========    =======    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization. CompX International Inc. (NYSE: CIX) is 68% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. at December 31, 2000. Prior to the Company's March 1998 initial public offering, the Company was a wholly-owned subsidiary of Valcor. The Company manufactures and sells component products (ergonomic computer support systems, precision ball bearing slides and security products). Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive officer of each of Contran, Valhi and Valcor, may be deemed to control each of such companies and the Company.

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of CompX International Inc. and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 1999 and 2000 each consisted of 52 weeks, and the year ended December 31, 1998 consisted of 53 weeks.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of applicable deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently. The net foreign currency transaction gain (loss), included in other income, net, was $512,000 in 1998, ($290,000) in 1999 and ($117,000) in 2000.

     Cash and cash equivalents. Cash equivalents consist principally of bank time deposits and government and commercial notes with original maturities of three months or less.

     Net sales. Sales are recorded when products are shipped and title has passed to the customer. Amounts charged for shipping and handling are included in net sales. Costs incurred for shipping and handling, generally netted against sales, were $3.9 million in 1998, $4.8 million in 1999 and $6.6 million in 2000.

     The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The impact of adopting SAB No. 101 was not material.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventories are based on average cost or the first-in, first-out method.

     Property, equipment and depreciation. Property and equipment, including purchased computer software for internal use, are stated at cost. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 10 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

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

     Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 20 years and is stated net of accumulated amortization of $2.7 million at December 31, 1999 and $5.1 million at December 31, 2000.

     Other intangible assets, consisting primarily of the estimated fair value of certain patents acquired, are being amortized by the straight-line method over the lives of such patents (approximately 12.25 years remaining at December 31, 2000) and are stated net of accumulated amortization of $.4 million at December 31, 1999 and $.8 million at December 31, 2000.

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

     Currency forward contracts. Certain of the Company's sales generated by its Canadian operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with such receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. At December 31, 2000, the Company held contracts to manage such exchange rate risk to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.4816 per U.S. dollar. Such contracts mature through March 2001. Similar contracts were also outstanding at December 31, 1999 to exchange an aggregate of $6.0 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn $1.491 and Cdn $1.486. These contracts matured in March 2000. The estimated fair value of all such currency forward contracts is not material at December 31, 1999 and 2000. At December 31, 2000, the actual exchange rate was Cdn. $1.50 per U.S. dollar (1999 - Cdn. $1.44 per U.S. dollar).

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

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $32 million at December 31, 1999 and $48 million at December 31, 2000.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 847,922 in 2000 and 472,514 in 1999 (nil in 1998).

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

     Other. Advertising costs, expensed as incurred, were $423,000 in 1998, $1,030,000 in 1999 and $931,000 in 2000. Research and development costs, expensed as incurred, were $643,000 in 1998, $1,032,000 in 1999 and $1,082,000 in 2000.

     New accounting principle not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes will be recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts discussed above, the Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2000. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 will not be material.

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

     In January 1999, the Company acquired Thomas Regout Holding N.V. ("Thomas Regout"), a precision ball bearing slide producer based in the Netherlands for aggregate cash consideration of NLG 98 million ($53.2 million), using funds on hand and $20 million of borrowings under the Company's revolving credit facility. In November 1999, the Company acquired the business that produces the Dynaslide line of precision ball bearing drawer slides in two manufacturing plants in Taipei, Taiwan ("Dynaslide"). The purchase price of $11.8 million includes all the assets and operations that produce the Dynaslide products and was financed with existing cash.

     In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9.4 million in cash. CompX used borrowings under its existing credit facility to pay the cash purchase price.

     The Company accounted for these acquisitions by the purchase method of accounting and, accordingly, the results of operations and cash flows of the businesses acquired are included in the Company's consolidated financial statements subsequent to the respective dates of acquisition. The purchase price for all of these acquisitions has been allocated to the individual assets acquired and liabilities assumed based upon estimated fair values.

     Assuming the Thomas Regout and Fort Lock Corporation acquisitions occurred as of January 1, 1998, the Company's unaudited pro forma net sales, operating income and net income in 1998 would have been $212.6 million, $32.5 million and $20.1 million, respectively. Diluted pro forma earnings per common share would have been $1.33 per share. The pro forma effect of the Timberline Lock, Ltd., Dynaslide and Chicago Lock acquisitions is not material. The unaudited pro forma financial information is not necessarily indicative of the actual results had the transactions occurred at the beginning of the period, nor do they purport to represent the results of future operations of the combined companies.


Note 3 -       Business and geographic segments:

     The Company operates in one business segment - the manufacture and sale of hardware components for office furniture and other markets. The Company's products consist of ergonomic computer support systems, precision ball bearing slides and security products. The Company evaluates segment performance based on segment operating income. The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment but exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See Note 2.

     Segment assets are comprised of all assets attributable to the reportable operating segments. Corporate assets are not attributable to the operating segments and consist primarily of cash and cash equivalents. For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location. At December 31, 1999 and 2000, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $92 million.

                                           Years ended December 31,
                                       1998          1999           2000
                                       ----          ----           ----
                                               (In thousands)

Operating income .................   $  30,795    $  40,144    $  37,293

Interest expense .................      (1,094)      (1,554)      (2,302)
General corporate income, net ....       2,834          572          452
                                     ---------    ---------    ---------

    Income before income taxes and
     minority interest ...........   $  32,535    $  39,162    $  35,443
                                     =========    =========    =========

Net sales:
  Point of origin:
    Canada .......................   $  92,272    $  96,915    $  99,088
    United States ................      58,018       89,036      106,294
    The Netherlands ..............        --         36,834       35,767
    Taiwan .......................        --            706       12,145
    Other ........................       1,803        2,397         --
                                     ---------    ---------    ---------

                                     $ 152,093    $ 225,888    $ 253,294
                                     =========    =========    =========



                                                 Years ended December 31,
                                          1998             1999             2000
                                          ----             ----             ----
                                                     (In thousands)

Point of destination:
  United States ...............         $105,189         $133,700         $159,658
  Canada ......................           40,284           43,556           43,903
  Europe ......................            3,664           41,498           34,858
  Other .......................            2,956            7,134           14,875
                                        --------         --------         --------

                                        $152,093         $225,888         $253,294
                                        ========         ========         ========

                                                         December 31,
                                              1998          1999           2000
                                              ----          ----           ----
                                                       (In thousands)
Total assets:
  Operating segment ..................      $121,645      $202,028      $222,376
  Corporate ..........................        30,737           884         3,109
                                            --------      --------      --------

                                            $152,382      $202,912      $225,485
                                            ========      ========      ========

Net property and equipment:
  United States ......................      $ 20,607      $ 34,235      $ 47,555
  Canada .............................        18,307        25,217        24,410
  The Netherlands ....................          --          17,602        17,259
  Other Europe .......................         1,356         1,281          --
  Other ..............................          --           4,910         5,735
                                            --------      --------      --------

                                            $ 40,270      $ 83,245      $ 94,959
                                            ========      ========      ========

Note 4 -       Inventories:

                                                             December 31,
                                                          1999           2000
                                                          ----           ----
                                                             (In thousands)

Raw materials ............................            $ 9,038            $11,866
Work in process ..........................              8,669             11,454
Finished products ........................              9,898             12,811
Supplies .................................                 54                115
                                                      -------            -------

                                                      $27,659            $36,246

Note 5 -       Accounts payable and accrued liabilities:

                                                               December 31,
                                                          1999           2000
                                                          ----           ----
                                                             (In thousands)

Accounts payable ...........................           $ 9,850           $12,560
Accrued liabilities:
  Employee benefits ........................             7,746             7,898
  Insurance ................................               707               311
  Royalties ................................               504               470
  Other ....................................             6,582             5,248
                                                       -------           -------

                                                       $25,389           $26,487

Note 6 -       Indebtedness:

                                                               December 31,
                                                            1999           2000
                                                            ----           ----
                                                               (In thousands)

Revolving bank credit facility ...................        $20,000        $39,000
Capital lease obligations and other ..............          2,267          1,638
                                                          -------        -------
                                                           22,267         40,638
Less current portion .............................          1,367          1,638
                                                          -------        -------

                                                          $20,900        $39,000


     The Company has a $100 million unsecured revolving bank credit facility which bears interest at the Eurodollar Rate plus between 17.5 and 90.0 basis points depending on certain coverage ratios (resulting in an interest rate of 6.7% at December 31, 2000) and is due no later than February 2003. Borrowings are available for the Company's general corporate purposes, including potential acquisitions. At December 31, 2000, $59 million was available for borrowing under this facility. The facility contains certain covenants and restrictions customary in lending transactions of this type, including restrictions on the payment of dividends and requirements to maintain specified levels of consolidated net worth (as defined). At December 31, 2000, $12.8 million is available for dividends under the terms of the agreement.

     Other indebtedness at December 31, 2000 includes approximately $1.2 million in debt relating to a short-term bank borrowing. This borrowing, denominated in New Taiwan dollars, bore interest at an interest rate of 6.8% and was fully repaid in January 2001.

     Capital lease obligations, stated net of imputed interest, are due through 2001.

     Aggregate maturities of long-term debt at December 31, 2000 are shown in the table below.

Years ending December 31,                                              Amount
                                                                    (In thousands)

  2001                                                                $ 1,638
  2002                                                                    -
  2003                                                                 39,000
                                                                      -------

                                                                      $40,638

Note 7 -       Employee benefit plans:

     Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $1,074,000 in 1998, $1,472,000 in 1999 and $1,608,000 in 2000.

     Defined benefit plans. The Company maintains a defined benefit pension plan covering substantially all full-time employees of Thomas Regout B.V. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

     The rates used in determining the actuarial present value of benefit obligations are presented below:

                                                                   December 31,
                                                                1999          2000
                                                                ----          ----

Discount rate ........................................           4.0%         4.0%
Rate of increase in future
 compensation levels .................................           3.0%         3.0%
Long-term rate of return on assets ...................           4.0%         4.0%

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below.

                                                     Years ended December 31,
                                                       1999         2000
                                                       ----         ----
                                                         (In thousands)

Change in projected benefit obligations ("PBO"):
  PBO at beginning of the year .....................   $  --      $ 2,261
  Acquisition of Thomas Regout .....................     2,366       --
  Service cost .....................................       151        131
  Interest .........................................        92         80
  Change in foreign exchange rates .................      (348)      (171)
                                                       -------    -------

      PBO at end of the year .......................   $ 2,261    $ 2,301
                                                       =======    =======

Change in fair value of plan assets:
  Fair value of plan assets at beginning of the year   $  --      $   990
  Acquisition of Thomas Regout .....................       977       --
  Actual return on plan assets .....................        41         35
  Employer contributions ...........................        62         54
  Participant contributions ........................        58         51
  Change in foreign exchange rates .................      (148)       (75)
                                                       -------    -------

      Fair value of plan assets at end of year .....   $   990    $ 1,055
                                                       =======    =======

Funded status at year-end -
  Plan assets less than PBO ........................   $ 1,271    $ 1,246
                                                       =======    =======

Amounts recognized in the statement of
 financial position - accrued pension
 cost:
    Current ........................................   $    62    $    78
    Noncurrent .....................................     1,209      1,168
                                                       -------    -------

                                                       $ 1,271    $ 1,246
                                                       =======    =======

Net periodic pension cost:
  Service cost benefits ............................   $   151    $   131
  Interest cost on PBO .............................        92         80
  Expected return on plan assets ...................       (41)       (35)
                                                       -------    -------
                                                       $   202    $   176
                                                       =======    =======

Note 8 -       Income taxes:

     The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                                Years ended December 31,
                                              1998          1999       2000
                                              ----          ----       ----
                                                      (In thousands)
Components of pre-tax income:
  United States .........................   $  6,835    $ 14,112    $  7,746
  Non-U.S ...............................     25,700      25,050      27,697
                                            --------    --------    --------

                                            $ 32,535    $ 39,162    $ 35,443
                                            ========    ========    ========

Provision for income taxes:
  Currently payable:
    U.S. federal and state ..............   $  3,351    $  4,493    $  2,385
    Foreign .............................      9,513       8,186       8,695
                                            --------    --------    --------

                                              12,864      12,679      11,080
                                            --------    --------    --------
  Deferred taxes:
    U.S .................................       (714)         38       1,034
    Foreign .............................       (116)      1,385       1,276
                                            --------    --------    --------

                                                (830)      1,423       2,310
                                            --------    --------    --------

                                            $ 12,034    $ 14,102    $ 13,390
                                            ========    ========    ========

Expected tax expense, at the U.S. federal
 statutory income tax rate of 35% .......   $ 11,387    $ 13,708    $ 12,405
Non-U.S. tax rates ......................        134         241         (90)
Incremental U.S. tax on earnings of
 foreign subsidiary .....................       --          --           198
No tax benefit for goodwill amortization         290         625         610
State income taxes and other, net .......        223        (472)        267
                                            --------    --------    --------

                                            $ 12,034    $ 14,102    $ 13,390
                                            ========    ========    ========

Comprehensive provision (benefit)
 for income taxes allocable to:
  Pre-tax income ........................   $ 12,034    $ 14,102    $ 13,390
  Other comprehensive income -
   currency translation .................       (668)       --          (323)
                                            --------    --------    --------

                                            $ 11,366    $ 14,102    $ 13,067
                                            ========    ========    ========

     The components of net deferred tax assets (liabilities) are summarized below.

                                                                 December 31,
                                                               1999       2000
                                                               ----       ----
                                                               (In thousands)

Tax effect of temporary differences relating to:
  Inventories ............................................   $  (114)   $   283
  Property and equipment .................................    (5,559)    (7,505)
  Accrued liabilities and other deductible differences ...     3,582      2,674
  Tax loss and credit carryforwards ......................     4,812      3,890
  Other taxable differences ..............................    (1,420)    (1,275)
  Valuation allowance ....................................      (767)      --
                                                             -------    -------

                                                             $   534    $(1,933)
                                                             =======    =======

Net current deferred tax assets ..........................   $ 1,258    $ 1,209
Net current deferred tax liabilities .....................      --         (103)
Net noncurrent deferred tax assets .......................     2,499      1,813
Net noncurrent deferred tax liabilities ..................    (3,223)    (4,852)
                                                             -------    -------

                                                             $   534    $(1,933)
                                                             =======    =======

     At December 31, 2000, the Company had $.7 million of foreign tax credit carryforwards, which expire through 2001. The valuation allowance at December 31, 1999 represents an offset to a change in gross deferred income tax assets due to a change in estimate of the Company's ability to utilize a portion of these foreign tax credit carryforwards. Such valuation allowance was eliminated during 2000 due to utilization of foreign tax credits in excess of amounts previously estimated.

     At December 31, 2000, the Company has net operating loss ("NOL") carryforwards, which expire in 2007 through 2018, of approximately $8.4 million for U.S. federal income tax purposes. The NOL carryforwards arose from the acquisition of Thomas Regout's U.S. subsidiary. These losses may only be used to offset future taxable income of the acquired subsidiary and are not available to offset taxable income of other subsidiaries. Utilization of such NOL carryforward is limited to approximately $400,000 annually. The Company utilized NOL carryforwards of $300,000 in 1999 and nil in 2000 to offset tax expense of $105,000 and nil, respectively. The Company believes that it is more-likely-than-not that all such NOLs will be utilized to reduce future income tax liabilities. Consequently, no valuation allowance has been recorded to offset the deferred tax asset related to these NOLs.

Note 9 - Stockholders' equity:

                                           Shares of common stock
                                     Class A                   Class B
                                                             Issued and
                                     Issued     Treasury    Outstanding   Outstanding

Balance at December 31, 1997 ....        --         --            --      10,000,000

Issued at initial public offering   5,980,000       --       5,980,000          --
Stock award grants ..............     164,880       --         164,880
                                                --------    ----------    ----------

Balance at December 31, 1998 ....   6,144,880       --       6,144,880    10,000,000

Issued ..........................       2,500       --           2,500          --
                                    ---------   --------    ----------    ----------

Balance at December 31, 1999 ....   6,147,380       --       6,147,380    10,000,000

Issued ..........................      57,300       --          57,300          --
Reacquired ......................        --     (844,300)     (844,300)         --
                                    ---------   --------    ----------    ----------

Balance at December 31, 2000 ....   6,204,680   (844,300)    5,360,380    10,000,000
                                    =========   ========    ==========    ==========

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

     Reacquired common stock. The Company's board of directors has authorized the Company to purchase up to approximately 1.1 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. As of December 31, 2000, the Company had purchased approximately 844,000 shares for an aggregate of $8.7 million pursuant to such authorization.

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

     Incentive compensation plan. The CompX International Inc. 1997 Long-Term Incentive Plan provides for the award or grant of stock options, stock appreciation rights, performance grants and other awards to employees and other individuals providing services to the Company. Up to 1.5 million shares of Class A Common Stock may be issued pursuant to the plan. Generally, employee stock options are granted at prices not less than the market price of the Company's stock on the date of grant, vest over five years and expire ten years from the date of grant.

     The following table sets forth changes in outstanding options during the past three years. The options granted in 1998 were issued concurrent with completion of the initial public offering discussed above at an exercise price equal to the $20 per share initial public offering price.

                                                                                                                          Amount
                                                                                                   Exercise               payable
                                                                                                  price per                upon
                                                                           Shares                   share                exercise
                                                                                                      (In thousands, except
                                                                                                        per share amounts)

Outstanding at December 31, 1997 .............................              --                 $         --                $   --

Granted ......................................................               440                        20.00                 8,800
Canceled .....................................................               (21)                       20.00                  (410)
                                                                            ----               --------------              --------

Outstanding at December 31, 1998 .............................               419                        20.00                 8,390

Granted ......................................................               253                15.88 - 20.00                 4,647
Canceled .....................................................               (14)               17.94 - 20.00                  (253)
                                                                            ----               --------------              --------

Outstanding at December 31, 1999 .............................               658                 15.88- 20.00                12,784

Granted ......................................................               292                12.50 - 19.63                 5,360
Exercised ....................................................               (57)               17.94 - 20.00                (1,073)
Canceled .....................................................              (171)               15.88 - 20.00                (3,290)
                                                                            ----               --------------              --------

Outstanding at December 31, 2000 .............................               722               $12.50 - 20.00              $ 13,781
                                                                            ====               ==============              ========

     Outstanding options at December 31, 2000 represent approximately 13% of the Company's outstanding Class A common shares at that date and expire through 2010 with a weighted-average remaining term of 8 years. At December 31, 2000, options to purchase 183,000 of the Company's shares were exercisable at prices ranging from $20.00 to $15.88 per share, or an aggregate amount payable upon exercise of $3.6 million. These exercisable options are exercisable through 2009 at prices higher than the Company's December 31, 2000 market price of $8.94 per share. At December 31, 2000, options to purchase 135,000 shares are scheduled to become exercisable in 2001 and an aggregate of 554,000 shares were available for future grants.

     Other. The following pro forma information, required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998. The weighted average fair values of CompX options granted during 1998, 1999 and 2000 were $12.83, $11.56 and $7.86 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 37% to 44%, risk-free rates of return of 5.1% to 6.9%, dividend yields of nil to 4.0% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

     Had the Company elected to account for its stock-based employee compensation for all awards granted subsequent to January 1, 1998 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $.7 million, $1.0 million and $1.3 million in 1998, 1999 and 2000 respectively, or $.05, $.06 and $.08 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

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

     In December 1997, the Company paid a $50 million dividend to Valcor in the form of a $50 million demand note payable (the "Valcor Note"). The Valcor Note was unsecured and bore interest at a fixed rate of 6%. Interest expense related to the Valcor Note was $460,000 in 1998. The Valcor Note was repaid in February 1998 using proceeds from the Company's revolving credit facility discussed in
Note 6.

     Under the terms of Intercorporate Service Agreements with Valhi and NL Industries, Inc. ("NL"), a majority-owned subsidiary of Valhi, Valhi and NL perform certain management, financial and administrative services for the Company on a fee basis. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Valhi or NL employees and the compensation of such persons. In addition, certain occupancy and related office services are provided based upon square footage occupied. Fees pursuant to these agreements aggregated $354,000 in 1998, $433,000 in 1999 and $689,000 in 2000.

     Certain of the Company's insurance coverages are arranged for and brokered by EWI Re, Inc. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. The Company generally does not compensate EWI directly for insurance, but understands that consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

     The Company and other entities related to Contran participate in a combined risk management program. Net charges from related parties related to this buying program, principally charges for insuring property and other risks, aggregated $391,000 in 1998, $431,000 in 1999 and $563,000 in 2000. These fees and charges are principally pass-through in nature and, in the Company's opinion, are reasonable and not materially different from those that would have been incurred on a stand-alone basis.

     Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. Prior to March 1998, the Company paid Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounted for the related credit of $(274,000) in 1998 in a manner similar to accounting for stock appreciation rights. Effective March 1998, the Company no longer pays Valhi upon the exercise of such options. Restricted stock which was granted was forfeitable unless certain periods of employment were completed. The Company paid Valhi the market value of the restricted shares on the dates the restrictions expired, and accrued the related expense over the restriction period.

Note 11 -      Commitments and contingencies:

     Legal proceedings. The Company is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently no material environmental or other material litigation is pending or, to the knowledge of the Company, threatened. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

     Prior to the Company's IPO, the Company was a member of the Contran Tax Group for U.S. federal income tax purposes. The Company and Valcor were parties to a tax sharing agreement which provided for the allocation of U.S. federal income tax liabilities and tax payments as described in Note 1. The Company was jointly and severally liable for the federal income tax of Contran and the other companies included in the Contran Tax Group for all periods in which the Company was included in the Contran Tax Group for U.S. federal income tax purposes. Valcor and Valhi have agreed, however, to indemnify the Company for any liability for federal income taxes of the Contran Tax Group in excess of the Company's tax liability computed in accordance with the tax sharing agreement.

     Concentration of credit risk. The Company's products are sold primarily in North America and Europe to original equipment manufacturers. The ten largest customers accounted for approximately 40%, 33% and 35% of sales in 1998, 1999 and 2000, respectively. In 1999 and 2000, no single customer accounted for more than 10% of sales. In 1998, one customer Hon Industries Inc., accounted for approximately 10% of sales.

     Other.  Royalty  expense was  $1,105,000  in 1998,  $1,097,000  in 1999 and
$1,073,000 in 2000. Royalties relate principally to certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement.

     Rent expense, principally for equipment, was $496,000 in 1998, $609,000 in 1999 and $1,072,000 in 2000. At December 31, 2000, future minimum rentals under noncancellable operating leases are approximately $698,000 in 2001, $584,000 in 2002, $250,000 in 2003, $26,000 in 2004 and $9,000 in 2005.

     Firm purchase commitments for capital projects in process at December 31, 2000 approximated $5 million.

Note 12 -      Quarterly results of operations (unaudited):

                                                   Quarter ended
                                                   -------------
                                        March 31  June 30  Sept. 30  Dec. 31
                                        --------  -------  --------  -------
                                        (In millions, except per share amounts)

1999:
  Net sales ..........................   $ 55.2   $ 55.0   $ 55.9   $ 59.8
  Operating income ...................      9.6      9.7      9.4     11.4
  Net income .........................      5.9      6.1      6.1      7.1

  Basic and diluted earnings per share   $  .37   $  .38   $  .38   $  .44

2000:
  Net sales ..........................   $ 66.1   $ 65.1   $ 63.0   $ 59.0
  Operating income ...................     10.7     11.5      9.1      5.9
  Net income .........................      6.6      7.1      5.5      2.9

  Basic and diluted earnings per share   $  .41   $  .44   $  .34   $  .18

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of CompX International Inc.:


     Our audits of the consolidated financial statements referred to in our report dated February 9, 2001, appearing on page F-2 of this 2000 Annual Report on Form 10-K of CompX International Inc., also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                                      PricewaterhouseCoopers LLP


Houston, Texas
February 9, 2001

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                     Additions
                                          Balance at charged to           Recoveries            Balance
                                           beginning costs and           and currency           at end
               Description                 of year    expenses  Deductions translation Other(a) of year
           ------------------              -------    --------   -------    ------      -----   ------


Year ended December 31, 1998:

  Allowance for doubtful accounts .......   $   311   $   109    $ (210)  $  (10)   $  110    $  310
                                            =======   =======    ======   ======    ======    ======

  Amortization of goodwill ..............   $  --     $   828    $ --     $ --      $ --      $  828
                                            =======   =======    ======   ======    ======    ======

  Amortization of other intangible assets   $    39   $   182    $ --     $   (5)   $ --      $  216
                                            =======   =======    ======   ======    ======    ======

Year ended December 31, 1999:

  Allowance for doubtful accounts .......   $   310   $    10    $ (101)  $   12    $  494    $  725
                                            =======   =======    ======   ======    ======    ======

  Amortization of goodwill ..............   $   828   $ 1,902    $ --     $ --      $ --      $2,730
                                            =======   =======    ======   ======    ======    ======

  Amortization of other intangible assets   $   216   $   210    $ --     $ --      $ --      $  426
                                            =======   =======    ======   ======    ======    ======

Year ended December 31, 2000:

  Allowance for doubtful accounts .......   $   725   $  (123)   $  (79)  $  (36)   $ --      $  487
                                            =======   =======    ======   ======    ======    ======

  Amortization of goodwill ..............   $ 2,730   $ 2,335    $ --     $ --      $ --      $5,065
                                            =======   =======    ======   ======    ======    ======

  Amortization of other intangible assets   $   426   $   359    $ --     $ --      $ --      $  785
                                            =======   =======    ======   ======    ======    ======


(a)     Business units acquired.