Form 10-Q
period 2001-03-31
COMPX INTERNATIONAL INC
filed 2001-05-10
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2001            Commission file number 1-13905
                      --------------                                   -------




                            COMPX INTERNATIONAL INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     --------------------------
(State or other jurisdiction of                          (IRS Employer
         organization)                                 Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
-------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code:            (972) 448-1400
                                                               --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Class A common stock outstanding on May 4, 2001: 5,117,280.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2000
                  and March 31, 2001                                   3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 2000 and 2001            5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2000 and 2001            6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 2001           7-8

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2001                     9

                 Notes to Consolidated Financial Statements           10-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                13-15

Part II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                     16

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                     December 31,   March 31,
                                                             2000          2001
                                                            ------        ------

Current assets:
  Cash and cash equivalents ........................      $  9,820      $  8,710
  Accounts receivable ..............................        30,833        30,631
  Income taxes receivable from affiliates ..........           305           203
  Refundable income taxes ..........................         2,165           996
  Inventories ......................................        36,246        36,160
  Prepaid expenses and other .......................         2,408         1,999
  Deferred income taxes ............................         1,209         1,150
                                                          --------      --------

      Total current assets .........................        82,986        79,849
                                                          --------      --------

Other assets:
  Goodwill .........................................        42,213        41,188
  Other intangible assets ..........................         2,646         2,623
  Deferred income taxes ............................         1,813         1,754
  Other ............................................           868           743
                                                          --------      --------

      Total other assets ...........................        47,540        46,308
                                                          --------      --------

Property and equipment:
  Land .............................................         5,709         5,676
  Buildings ........................................        34,500        36,146
  Equipment ........................................        78,357        75,794
  Construction in progress .........................         9,787        11,896
                                                          --------      --------
                                                           128,353       129,512
  Less accumulated depreciation ....................        33,394        35,584
                                                          --------      --------

      Net property and equipment ...................        94,959        93,928
                                                          --------      --------

                                                          $225,485      $220,085
                                                          ========      ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,    March 31,
                                                          2000          2001
                                                        --------       -------

Current liabilities:
  Current maturities of long-term debt ...........     $   1,638      $     413
  Accounts payable and accrued liabilities .......        26,487         20,073
  Payable to affiliate ...........................          --               94
  Deferred income taxes ..........................           103             32
  Income taxes ...................................           648            518
                                                       ---------      ---------

      Total current liabilities ..................        28,876         21,130
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        39,000         45,011
  Deferred income taxes ..........................         4,852          5,170
  Accrued pension costs ..........................         1,168          1,114
  Other ..........................................           626            807
                                                       ---------      ---------

      Total noncurrent liabilities ...............        45,646         52,102
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,194        119,194
  Retained earnings ..............................        51,395         53,230
  Accumulated other comprehensive income
   - currency translation ........................       (11,123)       (14,626)
  Treasury stock .................................        (8,665)       (11,107)
                                                       ---------      ---------

      Total stockholders' equity .................       150,963        146,853
                                                       ---------      ---------

                                                       $ 225,485      $ 220,085
                                                       =========      =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2000 and 2001

                      (In thousands, except per share data)


                                                             2000         2001
                                                             ----         ----

Net sales ..............................................   $ 66,067    $ 59,583
                                                           --------    --------

Costs and expenses:
  Cost of sales ........................................     48,523      45,711
  Selling, general and administrative ..................      6,818       7,067
  Other income, net ....................................       (227)       (239)
  Interest expense .....................................        533         804
                                                           --------    --------

                                                             55,647      53,343
                                                           --------    --------

    Income before income taxes and minority interest ...     10,420       6,240

Provision for income taxes .............................      3,855       2,515
                                                           --------    --------

    Income before minority interest ....................      6,565       3,725

Minority interest ......................................         (3)       --
                                                           --------    --------

    Net income .........................................   $  6,568    $  3,725
                                                           ========    ========


Basic and diluted earnings per common share ............   $    .41    $    .24
                                                           ========    ========

Cash dividends per share ...............................   $  0.125    $  0.125
                                                           ========    ========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ......................     16,148      15,255
  Dilutive impact of outstanding stock options .........          8           1
                                                           --------    --------

  Diluted earnings per common share ....................     16,156      15,256
                                                           ========    ========

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2000 and 2001

                                 (In thousands)



                                                             2000         2001
                                                             ----         ----


Net income ...........................................     $ 6,568      $ 3,725

Other comprehensive income -
  currency translation adjustment, net of tax ........      (2,002)      (3,503)
                                                           -------      -------

      Comprehensive income ...........................     $ 4,566      $   222
                                                           =======      =======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2000 and 2001

                                 (In thousands)

                                                              2000        2001
                                                              ----        ----

Cash flows from operating activities:
  Net income ............................................   $  6,568    $ 3,725
  Depreciation and amortization .........................      3,235      3,596
  Deferred income taxes .................................        326        334
  Other, net ............................................       (354)       103
                                                            --------    -------
                                                               9,775      7,758
  Change in assets and liabilities:
    Accounts receivable .................................       (635)      (833)
    Inventories .........................................     (2,692)      (803)
    Accounts payable and accrued liabilities ............     (1,547)    (5,409)
    Accounts with affiliates ............................        (33)       174
    Income taxes ........................................        606      1,153
    Other, net ..........................................       (237)       (80)
                                                            --------    -------

      Net cash provided by operating activities .........      5,237      1,960
                                                            --------    -------

Cash flows from investing activities:
  Capital expenditures ..................................     (4,322)    (3,766)
  Purchase of business unit .............................     (9,409)      --
  Other, net ............................................        263       --
                                                            --------    -------

      Net cash used by investing activities .............    (13,468)    (3,766)
                                                            --------    -------

Cash flows from financing activities:
  Indebtedness:
     Additions ..........................................     12,062      7,000
     Principal payments .................................       (375)    (2,268)
  Dividends .............................................     (2,019)    (1,890)
  Common stock reacquired ...............................       --       (2,442)
  Issuance of common stock ..............................         36       --
                                                            --------    -------

      Net cash provided by financing activities .........      9,704        400
                                                            --------    -------

Net increase (decrease) in cash and cash equivalents ....   $  1,473    $(1,406)
                                                            ========    =======

                            COMPX INTERNATIONAL INC.

                   Three months ended March 31, 2000 and 2001

                                 (In thousands)

                                                            2000          2001
                                                            ----          ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ...........................    $  1,473     $(1,406)
  Business unit acquired ..............................         250        --
  Currency translation ................................        (175)        296
                                                           --------     -------
                                                              1,548      (1,110)

  Balance at beginning of period ......................      12,169       9,820
                                                           --------     -------

  Balance at end of period ............................    $ 13,717     $ 8,710
                                                           ========     =======

Supplemental disclosures:
  Cash paid for:
    Interest ..........................................    $    453     $   963
    Income taxes ......................................       2,915       1,054


Business unit acquired - net assets consolidated:
    Cash and cash equivalents .........................    $    250     $  --
    Goodwill and other intangible assets ..............       2,514        --
    Other non-cash assets .............................       8,429        --
    Liabilities .......................................      (1,784)       --
                                                           --------     -------

    Cash paid .........................................    $  9,409     $  --
                                                           ========     =======

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2001

                                 (In thousands)

                                                                       Accumulated
                                                                         other
                                                                      comprehensive
                                                 Additional              income -                   Total
                                  Common Stock     paid-in   Retained   currency    Treasury     stockholders'
                                Class A  Class B   capital   earnings  translation    stock         equity
                                 ----     ----    ---------  --------  -----------  ---------      --------

Balance at December 31, 2000 ..   $62      $100   $119,194   $ 51,395    $(11,123)   $ (8,665)   $ 150,963

Net income ....................    --       --        --        3,725        --          --          3,725

Other comprehensive income, net    --       --        --         --        (3,503)       --         (3,503)

Cash dividends ................    --       --        --       (1,890)       --          --         (1,890)

Common stock reacquired .......    --       --        --         --          --        (2,442)      (2,442)
                                  ---      ----   --------   --------    --------    --------    ---------

Balance at March 31, 2001 .....   $62      $100   $119,194   $ 53,230    $(14,626)   $(11,107)   $ 146,853
                                  ===      ====   ========   ========    ========    ========    =========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2000 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 2000 Annual Report.

     The Company is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during the first quarter of 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

Note 2 -       Business segment information:

     The Company operates in one business segment - the manufacture and sale of hardware components for office furniture and other markets. The Company's products consist of ergonomic computer systems, precision ball bearing slides and security products.

                                                          Three months ended
                                                              March 31,
                                                        2000             2001
                                                        ----             ----
                                                            (In thousands)

Net sales ....................................        $ 66,067         $ 59,583
                                                      ========         ========

Operating income .............................        $ 10,726         $  6,805
Interest expense .............................            (533)            (804)
General corporate income, net ................             227              239
                                                      --------         --------

    Income before income taxes ...............        $ 10,420         $  6,240
                                                      ========         ========

Note 3 -       Inventories:

                                                    December 31,         March 31,
                                                        2000               2001
                                                       ------             ------
                                                             (In thousands)

Raw materials ............................            $11,866            $13,989
Work in process ..........................             11,454             11,617
Finished products ........................             12,811             10,425
Supplies .................................                115                129
                                                      -------            -------

                                                      $36,246            $36,160
                                                      =======            =======

Note 4 -       Accounts payable and accrued liabilities:

                                                     December 31,       March 31,
                                                         2000              2001
                                                        -----             -----
                                                             (In thousands)

Accounts payable ...........................           $12,560           $ 9,257
Accrued liabilities:
  Employee benefits ........................             7,898             7,294
  Insurance ................................               311               160
  Royalties ................................               470               279
  Other ....................................             5,248             3,083
                                                       -------           -------

                                                       $26,487           $20,073
                                                       =======           =======

Note 5 - Indebtedness:

                                                       December 31,      March 31,
                                                           2000            2001
                                                          ------          ------
                                                               (In thousands)

Revolving bank credit facility ...................        $39,000        $45,000
Capital lease obligations and other ..............          1,638            424
                                                          -------        -------

                                                           40,638         45,424
Less current maturities ..........................          1,638            413
                                                          -------        -------

                                                          $39,000        $45,011
                                                          =======        =======

Note 6 - Other income:

                                                             Three months ended
                                                                 March 31,
                                                             2000          2001
                                                             ----          ----
                                                                (In thousands)

Interest income ....................................         $128         $ 153
Foreign currency transactions, net .................           84           109
Other, net .........................................           15           (23)
                                                             ----         -----

                                                             $227         $ 239
                                                             ====         =====


Note 7 - Provision for income taxes:

                                                            Three months ended
                                                                March 31,
                                                           2000           2001
                                                           ----           ----
                                                              (In thousands)

Expected tax expense ...............................      $ 3,647       $ 2,184
Non-U.S. tax rates .................................           62           (97)
No tax benefit for amortization of goodwill ........          156           174
Other, net .........................................          (10)          254
                                                          -------       -------

                                                          $ 3,855       $ 2,515
                                                          =======       =======


Note 8 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under SFAS No. 133. At December 31, 2000, the Company held contracts to manage such exchange rate risk to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.482 per U.S. dollar. Such contracts matured through March 2001. At March 31, 2001, the Company did not hold any such contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS
------------------------------------------------------------------------------

Overview

     The Company reported net income of $3.7 million in the first quarter of 2001, a decrease of 43% from net income of $6.6 million for the first quarter of 2000.

Results of Operations

     Net sales. Net sales decreased $6.5 million, or 10%, to $59.6 million in the first quarter of 2001 from $66.1 million in the first quarter of 2000. The decrease is principally due to decreased demand for the Company's office furniture products resulting from continued weak economic conditions in the manufacturing sector in North America and Europe, and the negative effects of fluctuations in currency exchange rates. Net sales of slide products decreased 14% in the first quarter of 2001 compared to the first quarter of 2000, and sales of ergonomic and security products decreased 2% and 8%, respectively for the same comparable periods.

     Operating income. Operating income in the first quarter of 2001 was $6.8 million compared to $10.7 million for the first quarter of 2000, decreasing 37% over the first quarter of 2000. As a percentage of net sales, operating income was 11% for the first quarter of 2001 compared to 16% for the first quarter of 2000. Reductions in manufacturing fixed costs and selling, general and administrative expenses from the fourth quarter of 2000 partially offset the effect of the decline in net sales. Despite these cost reductions, the decline in volume levels and the related impact on manufacturing efficiencies together with the effects of changes in the sales mix, adversely impacted the operating income margins for the first quarter of 2001 as compared to the first quarter of 2000.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, approximately 60% of CompX's sales generated from its Canadian operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2001, currency exchange rate fluctuations of the Canadian dollar and the euro negatively impacted the Company's sales comparisons with the corresponding period of the prior year (principally with respect to slide products). Excluding the effect of currency, the Company's sales decreased 8% in the first quarter of 2001 compared to the corresponding period in 2000. Currency exchange rate fluctuations with respect to the Canadian dollar positively affected CompX's operating income comparisons with the corresponding period of the prior year whereas exchange rate fluctuations in the euro and other currencies did not materially impact these operating income comparisons. Excluding the effect of currency, operating income decreased 42% in the first quarter of 2001 compared to 2000.

     Outlook. The current weak economic cycle is expected to continue and will resultantly have a negative impact on the Company's sales. Therefore, the Company continues implementing various cost control initiatives, including ongoing company-wide headcount rationalization efforts which have reduced headcount by 12% during the first quarter of 2001, operational cost improvements and certain reductions in selling, general and administrative expenses. These cost reduction measures are designed to minimize the adverse effect of lower sales and more favorably position the Company when the economy recovers. Nevertheless, the Company remains concerned regarding the duration and severity of the weak economic cycle and its overall impact on the Company's business.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $9.8 million and $7.8 million in the first quarter of 2000 and 2001, respectively, compared to net income of $6.6 million and $3.7 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $13.5 million and $3.8 million in the first quarter of 2000 and 2001, respectively. Investing activities in the first quarter of 2000 included $9.4 million used to acquire substantially all of the operating assets of Chicago Lock Company. No such business acquisitions occurred in the first quarter of 2001.

     The capital expenditures for 2001 relate primarily to capacity expansion and tooling costs at the Company's facilities and equipment additions designed to improve manufacturing efficiencies at the Company's security products and ergonomic and slide products facilities. Capital expenditures for 2001 are estimated at approximately $15 million to $18 million, the majority of which relate to projects that emphasize improved production efficiency and increased production capacity. Firm purchase commitments for capital projects not commenced at March 31, 2001 were not material.

     Financing activities. Net cash provided by financing activities totaled $9.7 million and $400,000 in the first quarter of 2000 and 2001, respectively. The Company paid its regular quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2001 and used $2.4 million to reacquire 243,100 shares of its Class A common stock. The Company also increased its borrowings under its unsecured revolving bank credit facility by a net amount of $6.0 million and repaid its short-term bank borrowing denominated in New Taiwan dollars during the first quarter of 2001.

     Management believes that cash generated from operations and borrowing availability under the Company's unsecured revolving bank credit facility ($55 million available for borrowing at March 31, 2001), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, changes in costs of raw materials and other operating costs (such as energy costs), general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of trade barriers, the impact of pricing and production decisions, fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro and Canadian dollar), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

10.1 Employment agreement between Registrant and Wouter J. Dammers, effective August 30, 1999.

        (b) Reports on Form 8-K

            Reports on Form 8-K for the quarter ended March 31, 2001.

            None

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





                                       COMPX INTERNATIONAL INC.
                                       -----------------------------
                                           (Registrant)




Date May 10, 2001                 By /s/ Stuart M. Bitting
                                         ---------------------------
                                         Stuart M. Bitting
                                         Vice President and
                                          Chief Financial Officer