Form 10-K405/A
period 2000-12-31
COMPX INTERNATIONAL INC
filed 2001-06-26
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405/A-1

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2000

         Commission file number 1-13905

                            COMPX INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0981653
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                 75240 - 2697
-----------------------------------------------           --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 2, 2001, 5,117,280, shares of Class A common stock were outstanding. The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $50.0 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

          Exhibit No. 99.1, Annual Report of the CompX Contributory Retirement Plan (Form 11-K) for the year ended December 31, 2000 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

          Exhibit No. 99.2, Annual Report of The 401(k) Plan of the Fort Lock Corporation (Form 11-K) for the year ended December 31, 2000 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMPX INTERNATIONAL INC.
                                        -----------------------------
                                               (Registrant)



Dated:  June 26, 2001            By:      /s/ Stuart M. Bitting
                                          ------------------------------
                                          Stuart M. Bitting
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                                                                   Exhibit 99.1








                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K



                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 - For the
                       fiscal year ended December 31, 2000


                         Commission file number 1-13905



A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


                       COMPX CONTRIBUTORY RETIREMENT PLAN
                          5430 LBJ Freeway, Suite 1700
                            Dallas, Texas 75240-2697

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                            COMPX INTERNATIONAL INC.
                          5430 LBJ Freeway, Suite 1700
                            Dallas, Texas 75240-2697

                       COMPX CONTRIBUTORY RETIREMENT PLAN

                                      INDEX



                                                                     Page


Signature Page                                                         2

Financial Statements and Supplemental Schedules
 with Report of Independent Accountants                              3 - 9

Exhibit I - Consent of Independent Accountants

                                    SIGNATURE


     Pursuant  to  the   requirements   of  the  Securities  Act  of  1934,  the
Administrator has duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.


                                   COMPX CONTRIBUTORY RETIREMENT PLAN

                              By:  ADMINISTRATIVE COMMITTEE OF THE
                                   COMPX CONTRIBUTORY RETIREMENT PLAN

                              By:  /s/ Stuart M. Bitting
                                   ------------------------------------
                                   Stuart M. Bitting
                                   Committee Member


June 26, 2001

                       COMPX CONTRIBUTORY RETIREMENT PLAN

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                December 31, 2000

                                      with

                        REPORT OF INDEPENDENT ACCOUNTANTS

                       COMPX CONTRIBUTORY RETIREMENT PLAN

             Index of Financial Statements and Supplemental Schedule



                                                                    Page

Report of Independent Accountants                                   2

Financial Statements
   Statements of Net Assets Available for Benefits -
   December 31, 1999 and 2000                                       3

   Statement of Changes in Net Assets Available for Benefits -
   Year ended December 31, 2000                                     4

   Notes to Financial Statements                                    5-8

Supplemental Schedule
   Schedule H, line 4i - Schedule of Assets Held for
    Investment Purposes - December 31, 2000                         9

                        Report of Independent Accountants



To the Administrative Committee of
 CompX Contributory Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of CompX Contributory Retirement Plan (the "Plan") at December 31, 1999 and 2000 and the changes in net assets available for benefits for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of Schedule of Assets Held for Investment Purposes are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                               PricewaterhouseCoopers LLP



June 19, 2001

                       COMPX CONTRIBUTORY RETIREMENT PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           December 31, 1999 and 2000



                                                       1999                2000
                                                       ----                ----

Assets:
Investments at fair value ....................      $13,624,943      $13,754,694

Contributions receivable:
  Employer ...................................          377,261          666,730

  Participant ................................            4,639           41,469
                                                    -----------      -----------

    Net assets available for benefits ........      $14,006,843      $14,462,893
                                                    ===========      ===========

                       COMPX CONTRIBUTORY RETIREMENT PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                          Year ended December 31, 2000




Additions:
  Investment income:
    Net depreciation in fair value
     of investments ...........................................    $ (2,559,305)
    Interest and dividends ....................................       1,462,947
                                                                   ------------

                                                                     (1,096,358)
  Contributions:
    Employer ..................................................         423,863
    Participants ..............................................         636,484
                                                                   ------------

                                                                      1,060,347

      Total additions .........................................         (36,011)
                                                                   ------------

Deductions:
  Benefits to participants ....................................       2,064,118
  Administrative expenses .....................................           1,027
                                                                   ------------

      Total deductions ........................................       2,065,145
                                                                   ------------

Net decrease in net assets available for benefits .............      (2,101,156)

Transfers from The 401(K) Plan of the Fort Lock Corporation ...       2,557,206

Net assets available for benefits:
  Beginning of year ...........................................      14,006,843
                                                                   ------------

  End of year .................................................    $ 14,462,893
                                                                   ============

                       COMPX CONTRIBUTORY RETIREMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Plan and significant accounting policies:

     General. The following description of the Compx Contributory Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     The Plan is a defined contribution plan which covers eligible salaried and hourly U.S. employees of CompX International Inc. (the "Employer"). Employees are eligible to participate in the Plan as of the first entry date, as defined, concurrent with or next following the completion of one year of employment and attaining 20 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     The Employer is a 68%-owned subsidiary of Valhi, Inc. Valhi is a 93%-owned subsidiary of Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Contran and Valhi, may be deemed to control each of such companies and the Employer.

     On December 31, 2000, the Plan was merged with The 401(K) Plan of the Fort Lock Corporation. At this date, all of the assets of The 401(K) Plan of the Fort Lock Corporation were transferred to the Plan.

     Contributions. The Plan permits participants to defer 1% to 15% of their pre-tax annual compensation as contributions, not to exceed a deferral of $10,500 in 2000 (subject to adjustment in future years), through payroll deductions. The Employer's contribution is based upon a profit-sharing formula and the Employer's profit, as defined, during the Plan year. The Employer's contribution is allocated to participants' accounts on a percentage or matching basis relative to the participants' contributions for the year. The Employer's contribution is reduced, as provided by the Plan, by nonvested amounts forfeited by participants who withdraw from the Plan. At December 31, 1999 and 2000, unallocated forfeited nonvested accounts were $12,601 and $18,627 respectively. For the year ended December 31, 1999 there were no forfeitures allocated to participant accounts. For the year ended December 31, 2000 $20,615 of forfeitures were allocated to participant accounts.

     Vesting and benefits. Salary deferrals (including earnings thereon) are immediately vested while Employer contributions (including earnings thereon) vest at the rate of 20% per year of service, as defined.

     Upon termination of employment, retirement, death or disability, a participant (or beneficiary, if applicable) may elect to receive either (i) a lump sum amount equal to the vested value of the participant's accounts or (ii) installments over a period of not more than 30 years. With the consent of the Plan administrators, participants can borrow amounts from their vested account balances, subject to certain limitations under the Plan.

     Participants' accounts. Participants can direct the Plan administrator to invest, in 1% increments, their account balance in publicly-traded registered investment companies or pooled funds administered by Putnam Investments or in CompX International Inc. common stock. Below are the investment fund options available to participants:

     Putnam Voyager Fund - Aggressively seeks capital appreciation. Invests primarily in common stocks.

          Putnam Vista Fund - Seeks capital appreciation. Invests primarily in common stocks.

          Putnam OTC and Emerging Growth Fund - Seeks capital appreciation. Invests primarily in common stocks of small- to medium-sized "emerging growth" companies traded in the over-the-counter ("OTC") market.

          Putnam Global Growth Fund - Seeks capital appreciation. Invests primarily in U.S. and non - U.S. common stocks.

          The George Putnam Fund of Boston - Seeks to provide a balanced investment which will produce both capital growth and current income. Invests in a diversified group of stocks and bonds.

          Putnam High Yield Advantage Fund - Seeks high current income. Invests primarily in high-yielding, lower-rated fixed income securities.

          Putnam Diversified Income Fund - Seeks high current income consistent with preservation of capital. Invests primarily in U.S. government, high-yield and international fixed income securities.

          Putnam Stable Value Fund - This pooled fund seeks stable principal and relatively high current income. Invests primarily in high-quality fixed-income investments.

          Putnam Asset Allocation Fund - Growth Portfolio - Seeks capital appreciation. Invests in both stocks and bonds.

          Putnam Asset Allocation Fund - Balanced Portfolio - Seeks total return. Invests in both stocks and bonds.

          Putnam S&P 500 Index Fund - Seeks to mirror the performance and composition of Standard & Poor's 500 Composite Index.

          Equity  Income  Fund - seeks to provide  current  income by  investing
          primarily  in  Diversified   Portfolio  of  income   producing  equity
          securities.

          Putnam International Growth Fund - Seeks capital appreciation. Invests in growth and value stocks outside of the United States.

          Putnam Asset Allocation Fund - Conservative Portfolio - Seeks total return with preservation of capital. Invests in both stocks and bonds.

          Company Stock Fund - Invests in CompX International Inc. common stock.

     The above fund descriptions provide only general information. Participants should refer to the Prospectus of each fund for a more complete description.

     In addition to the Putnam Funds, a "Loan Fund" is maintained to account for loans to participants, as permitted by the Plan. These loans, which are secured by the balance in the participant's account, bear interest at rates ranging from 7.0% to 10.5% and mature through 2009.

     Plan termination. The Employer has the right under the Plan to discontinue its contributions at any time and to terminate the Plan, in compliance with the provisions of ERISA. In the event the Plan is terminated, the accounts of all participants will become fully vested.

     Basis of accounting. The financial statements of the Plan are prepared in accordance with accounting principles generally accepted in the United States. Valuation of investments is more fully described in Note 2.

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results may, in some instances, differ from previously estimated amounts.

     Risk and uncertainties. The Plan provides for various investment options in a variety of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants' account balances and the amounts reported in the Plan's statement of net assets available for benefits.

     Expenses of administering the Plan. The Plan provides that the Employer will generally reimburse the Plan for administrative expenses paid by the Plan. The Employer paid a significant portion of the 2000 administrative expenses.

     Tax status. The Plan has been notified by the Internal Revenue Service that it is a qualified plan under Section 401(a) and Section 401(k) of the Internal Revenue Code, and is therefore exempt from federal income taxes under provisions of Section 501(a) of the Code.

Note 2 - Investments:

     General. The assets of the Plan are held and the related investment transactions are executed by Putnam Fiduciary Trust Company as trustee (the "Trustee") of the CompX Master 401(k) Plan Trust (the "Trust"). The Trust invests in publicly-traded registered investment companies or pooled funds administered by Putnam Investments and CompX International, Inc. common stock (see Note 1). The Plan's investments are stated at fair value based on quoted market prices and net appreciation (depreciation) for the year is reflected in the Plan's statement of changes in net assets available for plan benefits. The net appreciation (depreciation) consists of realized gains or losses and unrealized appreciation or depreciation on investments.

     The following presents investments that represent 5 percent or more of the Plan's net assets at year end:

                                                             December 31,
                                                        1999             2000
                                                        ----             ----

Putnam Voyager Fund ..........................       $4,474,486       $     --

Putnam Vista Fund ............................       $3,305,917       $     --

Putnam Stable Value Fund
 (pooled fund) ...............................       $2,466,267       $2,719,778

Putnam Diversified Income Fund ...............       $  777,536       $     --

Putnam Voyager Fund (class Y shares) .........       $     --         $3,831,317

Putnam Vista Fund (class Y shares) ...........       $     --         $3,327,830

                       COMPX CONTRIBUTORY RETIREMENT PLAN

      SCHEDULE H, line 4i - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2000


                                                                        Fair
                                                                        value

*Putnam Funds:
  Voyager Fund - Class Y .......................................     $ 3,831,317
  Vista Fund - Class Y .........................................       3,327,830
  Stable Value Fund (Common/Collective Trust) ..................       2,719,778
  Diversified Income Fund - Class Y ............................         716,646
  George Putnam Fund of Boston - Class Y .......................         564,989
  OTC and Emerging Growth Fund - Class Y .......................         501,423
  Global Growth Fund - Class Y .................................         433,090
  S&P 500 Index Fund (Common/Collective Trust) .................         401,758
  Equity Income Fund - Class Y .................................         268,185
  International Growth Fund - Class Y ..........................         114,578
  Asset Allocation Fund - Growth Portfolio - Class Y ...........          34,492
  Asset Allocation Fund - Conservative Portfolio -
   Class Y .....................................................          32,469
  High Yield Advantage Fund - Class Y ..........................          16,704
  Asset Allocation Fund - Balanced Portfolio -
   Class Y .....................................................          16,384

                   *CompX International Inc. common stock ......         114,113

*Loans to participants (with interest rates from
  7% to 10.5%), mature through 2009 ............................         660,938
                                                                     -----------

                                                                     $13,754,694
                                                                     ===========




* party in interest

                                                                      EXHIBIT 1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-56163) of CompX International Inc. of our report dated June 19, 2001, relating to the financial statements and supplementary schedule of the CompX Contributory Retirement Plan, which appears in this Form 11-K.



                                              PricewaterhouseCoopers LLP




Dallas, Texas
June 26, 2001

                                                                  Exhibit 99.2








                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K



                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 - For the
                       fiscal year ended December 31, 2000


                         Commission file number 1-13905



A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION
                              3000 North River Road
                           River Grove, Illinois 60171

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                            COMPX INTERNATIONAL INC.
                          5430 LBJ Freeway, Suite 1700
                            Dallas, Texas 75240-2697

                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION


                                      INDEX



                                                                   Page


Signature Page                                                      2

Financial Statements with Report of Independent Accountants        3 - 8

Exhibit I - Consent of Independent Accountants

                                    SIGNATURE


     Pursuant  to  the   requirements   of  the  Securities  Act  of  1934,  the
Administrator has duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.


                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION

                              By:  ADMINISTRATIVE COMMITTEE OF
                                   THE 401(K) PLAN OF THE FORT LOCK CORPORATION

                             By:   /s/ Stuart M. Bitting
                                   -------------------------------------
                                   Stuart M. Bitting
                                   Committee Member


June 26, 2001

                             THE 401(K) PLAN OF THE
                              FORT LOCK CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 2000

                                      with

                        REPORT OF INDEPENDENT ACCOUNTANTS

                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION

                          Index of Financial Statements


                                                                     Page

Report of Independent Accountants                                     2

Financial Statements
   Statements of Net Assets Available for Benefits -
   December 31, 1999 and 2000                                         3

   Statement of Changes in Net Assets Available for Benefits -
   Year ended December 31, 2000                                       4

   Notes to Financial Statements                                     5-8

                        Report of Independent Accountants



To the Administrative Committee of
 The 401(K) Plan of the Fort Lock Corporation

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of The 401(K) Plan of the Fort Lock Corporation (the "Plan") at December 31, 1999 and 2000 and the changes in net assets available for benefits for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                 PricewaterhouseCoopers LLP



June 19, 2001

                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           December 31, 1999 and 2000



                                                            1999            2000
                                                            ----            ----

Assets:

Investments at fair value ........................        $2,019,618        $--

Contribution receivable -
 employer ........................................           245,606         --
                                                          ----------        ----

  Net assets available for benefits ..............        $2,265,224        $--
                                                          ==========        ====

                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                          Year ended December 31, 2000




Additions:
  Investment income:
    Net depreciation in fair value
     of investments .........................................       $  (487,712)
    Interest and dividends ..................................           178,130
                                                                    -----------

                                                                       (309,582)
  Contributions:
    Employer ................................................           242,867
    Participants ............................................           481,605
                                                                    -----------

                                                                        724,472

      Total additions .......................................           414,890

Deductions:
  Benefits to participants ..................................           122,343
  Administrative expenses ...................................               565
                                                                    -----------

      Total deductions ......................................           122,908
                                                                    -----------

Net increase in net assets available for benefits ...........           291,982

Transfers to CompX Contributory Retirement Plan .............        (2,557,206)

Net assets available for benefits:
  Beginning of year .........................................         2,265,224
                                                                    -----------

  End of year ...............................................       $      --
                                                                    ===========

                  THE 401(K) PLAN OF THE FORT LOCK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Plan and significant accounting policies:

     General. The following description of The 401(K) Plan of the Fort Lock Corporation (the "Plan"), provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     The Plan is a defined contribution plan which covers eligible salaried and hourly U.S. employees of Fort Lock Corporation (the "Employer"). Employees are eligible to participate in the Plan as of the first entry date, as defined, concurrent with or next following the completion of one year of employment and attaining 20 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     The Employer is a 100% wholly-owned subsidiary of CompX International Inc., which is a 68%-owned subsidiary of Valhi, Inc. Valhi is a 93%-owned subsidiary of Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Contran and Valhi, may be deemed to control each of such companies and the Employer.

     On December 31, 2000, the Plan was merged with the CompX Contributory Retirement Plan and the Plan's assets were transferred to the CompX Contributory Retirement Plan. The individual accounts of all Plan participants were transferred at this date with all salary deferrals and vesting substantially carried over into the CompX Contributory Retirement Plan.

     Contributions. The Plan permits participants to defer 1% to 15% of their pre-tax annual compensation as contributions, not to exceed a deferral of $10,500 in 2000 (subject to adjustment in future years), through payroll deductions. The Employer's contribution is based upon a profit-sharing formula and the Employer's profit, as defined, during the Plan year. Prior to February 1, 1999, the Plan provided for a discretionary Employer match that was determined by the Company prior to the beginning of the Plan year and could not exceed 1.25% of compensation (as defined in the Plan). The Employer's contribution is allocated to participants' accounts on a percentage or matching basis relative to the participants' contributions for the year. The Employer's contribution is reduced, as provided by the Plan, by nonvested amounts forfeited by participants who withdraw from the Plan. At December 31, 1999 and 2000, unallocated forfeited nonvested accounts were $5,126 and nil respectively. For the years ended December 31, 1999 and 2000 there were no forfeitures allocated to participant accounts.

     Vesting and benefits. Salary deferrals (including earnings thereon) are immediately vested while Employer contributions (including earnings thereon) vest at the rate of 20% per year of service, as defined.

     Upon termination of employment, retirement, death or disability, a participant (or beneficiary, if applicable) may elect to receive either (i) a lump sum amount equal to the vested value of the participant's accounts or (ii) installments over a period of not more than 30 years. With the consent of the Plan administrators, participants can borrow amounts from their vested account balances, subject to certain limitations under the Plan.

     Participants' accounts. Prior to February 25, 1999, participants could direct the Plan administrator to invest, in 5% increments (minimum 10%
investment), their account balances in pooled funds administered by Massachusetts Mutual Life Insurance Company ("MassMutual"). Balances in the MassMutual funds were liquidated on February 25, 2000 and transferred to the Putnam funds described below. The MassMutual investment options were:

     Balanced Fund. Money invested in common stocks, publicly-traded bonds and cash. The percentage invested in these assets will very according to market conditions to enhance returns and minimize risk.

        Core Equity Fund.  Money invested mostly in common stocks.

     Guaranteed Interest Fund. Money invested in MassMutual's general portfolio. This money will receive a rate of interest set by MassMutual at the start of the year.

     Small Company Fund. Money invested mostly in common stocks of corporations with small market capitalization.

     Effective February 1, 1999 participants could no longer invest in the above four options, but could direct the Plan administrator to invest, in 1% increments, their account balance in publicly-traded registered investment companies or pooled funds administered by Putnam Investments or in CompX International Inc. common stock. Below are the investment fund options available to participants beginning February 1, 1999:

          Putnam Voyager Fund - Aggressively seeks capital appreciation. Invests primarily in common stocks.

          Putnam Vista Fund - Seeks capital appreciation. Invests primarily in common stocks.

          Putnam OTC and Emerging Growth Fund - Seeks capital appreciation. Invests primarily in common stocks of small- to medium-sized "emerging growth" companies traded in the over-the-counter ("OTC") market.

          Putnam Global Growth Fund - Seeks capital appreciation. Invests primarily in U.S. and non - U.S. common stocks.

          The George Putnam Fund of Boston - Seeks to provide a balanced investment which will produce both capital growth and current income. Invests in a diversified group of stocks and bonds.

          Putnam High Yield Advantage Fund - Seeks high current income. Invests primarily in high-yielding, lower-rated fixed income securities.

          Putnam Diversified Income Fund - Seeks high current income consistent with preservation of capital. Invests primarily in U.S. government, high-yield and international fixed income securities.

          Putnam Stable Value Fund - This pooled fund seeks stable principal and relatively high current income. Invests primarily in high-quality fixed-income investments.

          Putnam Asset Allocation Fund - Growth Portfolio - Seeks capital appreciation. Invests in both stocks and bonds.

          Putnam Asset Allocation Fund - Balanced Portfolio - Seeks total return. Invests in both stocks and bonds.

          Putnam S&P 500 Index Fund - Seeks to mirror the performance and composition of Standard & Poor's 500 Composite Index.

          Putnam International Growth Fund - Seeks capital appreciation. Invests in growth and value stocks outside of the United States.

          Equity Income Fund - Seeks to provide current income by investing primarily in Diversified Portfolio of income - producing equity securities.

          Putnam Asset Allocation Fund - Conservative Portfolio - Seeks total return with preservation of capital. Invests in both stocks and bonds.

          Company Stock Fund - Invests in CompX International Inc. common stock.

          The  above  fund  descriptions   provide  only  general   information.
          Participants should refer to the Prospectus of each fund for a more complete description.

          In addition to the Putnam Funds or MassMutual funds prior to February 25, 1999, a "Loan Fund" was maintained to account for loans to participants, as permitted by the Plan. These loans, which are secured by the balance in the participant's account, bear interest at rates ranging from 8.75% to 10.5% and mature through 2006.

          Plan termination. The Employer has the right under the Plan to discontinue its contributions at any time and to terminate the Plan, in compliance with the provisions of ERISA. In the event the Plan is terminated, the accounts of all participants will become fully vested.

          Basis of accounting. The financial statements of the Plan are prepared in accordance with accounting principles generally accepted in the United States. Valuation of investments is more fully described in
          Note 2.

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results may, in some instances, differ from previously estimated amounts.

     Risk and uncertainties. The Plan provides for various investment options in a variety of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants' account balances and the amounts reported in the Plan's statement of net assets available for benefits.

     Expenses of administering the Plan. The Plan provides that the Employer will generally reimburse the Plan for administrative expenses paid by the Plan. The Employer paid a significant portion of the 2000 administrative expenses.

     Tax status. The Plan has been notified by the Internal Revenue Service that it is a qualified plan under Section 401(a) and Section 401(k) of the Internal Revenue Code (the "Code"), and is therefore exempt from federal income taxes under provisions of Section 501(a) of the Code. The Plan has been amended and restated (effective February 1, 1999) since receiving the determination letter. However, the Plan administrator believes that the Plan is designed and is currently being operated in compliance with applicable requirements of the Code.

Note 2 - Investments:

     General. The assets of the Plan were held and the related investment transactions were executed by MassMutual until February 1999. Starting in February 1999 the assets of the plan were transferred to Putnam Fiduciary Trust Company as trustee (the "Trustee") of the Fort Lock Corporation Master 401(k) Plan Trust (the "Trust"). The related transactions are now executed by Putnam Fiduciary Trust Company. The Trust invests in publicly-traded registered investment companies or pooled funds administered by Putnam Investments and CompX International, Inc. common stock (see Note 1). The Plan's investments are stated at fair value based on quoted market prices and net appreciation (depreciation) for the year is reflected in the Plan's statement of changes in net assets available for plan benefits. The net appreciation (depreciation) consists of realized gains or losses and unrealized appreciation or depreciation on investments.

     The following presents investments that represent 5 percent or more of the Plan's net assets at year end:

                                                                  December 31,
                                                              1999          2000
                                                              ----          ----


Putnam Stable Value Fund (pooled fund) ..............        $574,578        $--

Putnam S&P 500 Index Fund
 (pooled fund) ......................................        $292,234        $--

Putnam Equity Income Fund ...........................        $304,659        $--

Putnam OTC and Emerging
 Growth Fund ........................................        $385,783        $--

Putnam Voyager Fund .................................        $175,318        $--

Putnam The George Putnam
 Fund of Boston .....................................        $115,888        $--

                                                                  EXHIBIT 1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-74821) of CompX International Inc. of our report dated June 19, 2001, relating to the financial statements of The 401(K) Plan of the Fort Lock Corporation, which appears in this Form 11-K.



                                              PricewaterhouseCoopers LLP




Dallas, Texas
June 26, 2001