Form 10-Q
period 2001-06-30
COMPX INTERNATIONAL INC
filed 2001-07-31
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2001            Commission file number 1-13905
                      -------------                                   -------




                            COMPX INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     --------------------------
(State or other jurisdiction of                          (IRS Employer
        organization)                                  Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
------------------------------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:            (972) 448-1400
                                                               --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number  of  shares  of Class A common  stock  outstanding  on  July 27, 2001:
5,103,280.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2000
                  and June 30, 2001                                    3-4

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2000 and 2001                                5

                 Consolidated Statements of Comprehensive Income -
                  Three months and six months ended
                  June 30, 2000 and 2001                                6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 2001              7-8

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2001                        9

                 Notes to Consolidated Financial Statements           10-13

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                14-16

Part II.         OTHER INFORMATION

  Item 4.        Submission of Matters to a Vote of Security Holders   17

  Item 6.        Exhibits and Reports on Form 8-K.                     17

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                     December 31,    June 30,
                                                             2000          2001
                                                             ----          ----

Current assets:
  Cash and cash equivalents ........................      $  9,820      $ 13,811
  Accounts receivable ..............................        30,833        28,894
  Income taxes receivable from affiliates ..........           305           243
  Refundable income taxes ..........................         2,165         1,939
  Inventories ......................................        36,246        35,910
  Deferred income taxes ............................         1,209         1,131
  Prepaid expenses and other .......................         2,408         1,839
                                                          --------      --------

      Total current assets .........................        82,986        83,767
                                                          --------      --------

Other assets:
  Goodwill .........................................        42,213        39,672
  Other intangible assets ..........................         2,646         2,563
  Deferred income taxes ............................         1,813         1,930
  Other ............................................           868           685
                                                          --------      --------

      Total other assets ...........................        47,540        44,850
                                                          --------      --------

Property and equipment:
  Land .............................................         5,709         5,516
  Buildings ........................................        34,500        33,173
  Equipment ........................................        78,357        83,942
  Construction in progress .........................         9,787        10,648
                                                          --------      --------
                                                           128,353       133,279
  Less accumulated depreciation ....................        33,394        39,176
                                                          --------      --------

      Net property and equipment ...................        94,959        94,103
                                                          --------      --------

                                                          $225,485      $222,720
                                                          ========      ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,     June 30,
                                                           2000           2001
                                                           ----           ----

Current liabilities:
  Current maturities of long-term debt ...........     $   1,638      $     100
  Accounts payable and accrued liabilities .......        26,487         18,851
  Deferred income taxes ..........................           103             31
  Income taxes ...................................           648            236
                                                       ---------      ---------

      Total current liabilities ..................        28,876         19,218
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        39,000         49,000
  Deferred income taxes ..........................         4,852          5,173
  Accrued pension costs ..........................         1,168          1,068
  Other ..........................................           626            867
                                                       ---------      ---------

      Total noncurrent liabilities ...............        45,646         56,108
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,194        119,224
  Retained earnings ..............................        51,395         54,002
  Accumulated other comprehensive income
   - currency translation ........................       (11,123)       (14,679)
  Treasury stock .................................        (8,665)       (11,315)
                                                       ---------      ---------

      Total stockholders' equity .................       150,963        147,394
                                                       ---------      ---------

                                                       $ 225,485      $ 222,720
                                                       =========      =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                        Three months ended       Six months ended
                                                             June 30,                June 30,
                                                         2000        2001        2000         2001
                                                         ----        ----        ----         ----

Net sales ..........................................   $ 65,136    $ 53,371   $ 131,203    $ 112,954
                                                       --------    --------   ---------    ---------

Costs and expenses:
 Cost of sales .....................................     46,616      41,095      95,139       86,806
 Selling, general and administrative ...............      7,014       6,932      13,832       13,999
 Other income, net .................................        (62)         20        (289)        (219)
 Interest expense ..................................        538         868       1,071        1,672
                                                       --------    --------   ---------    ---------

                                                         54,106      48,915     109,753      102,258
                                                       --------    --------   ---------    ---------

    Income before income taxes
      and minority interest ........................     11,030       4,456      21,450       10,696

Provision for income taxes .........................      3,972       1,796       7,827        4,311
                                                       --------    --------   ---------    ---------

    Income before minority interest ................      7,058       2,660      13,623        6,385

Minority interest ..................................       --          --            (3)        --
                                                       --------    --------   ---------    ---------

    Net income .....................................   $  7,058    $  2,660   $  13,626    $   6,385
                                                       ========    ========   =========    =========

Basic and diluted earnings
 per common share ..................................   $    .44    $    .18   $     .84    $     .42
                                                       ========    ========   =========    =========


Cash dividends per share ...........................   $   .125    $   .125   $     .25    $     .25
                                                       ========    ========   =========    =========

Shares used in the calculation of per share amounts:
   Basic common shares .............................     16,151      15,114      16,149       15,185
   Dilutive impact of outstanding
    Stock options ..................................         31           9          20            5
                                                       --------    --------   ---------    ---------

   Diluted common shares ...........................     16,182      15,123      16,169       15,190
                                                       ========    ========   =========    =========

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                      Three months ended     Six months ended
                                            June 30,              June 30,
                                       2000       2001       2000        2001
                                       ----       ----       ----        ----

Net income .......................   $ 7,058    $ 2,660    $ 13,626    $ 6,385

Other comprehensive income -
  Currency translation adjustment,
  net of tax .....................    (1,395)       (53)     (3,397)    (3,556)
                                     -------    -------    --------    -------

      Comprehensive income .......   $ 5,663    $ 2,607    $ 10,229    $ 2,829
                                     =======    =======    ========    =======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2000 and 2001

                                 (In thousands)

                                                    2000         2001
                                                    ----         ----

Cash flows from operating activities:
  Net income ..................................   $ 13,626    $  6,385
  Depreciation and amortization ...............      6,264       7,314
  Deferred income taxes .......................        209         581
  Other, net ..................................       (282)        190
                                                  --------    --------
                                                    19,817      14,470
  Change in assets and liabilities:
    Accounts receivable .......................     (2,393)      1,265
    Inventories ...............................     (4,504)       (469)
    Accounts payable and accrued liabilities ..      1,111      (6,480)
    Accounts with affiliates ..................         41          62
    Income taxes ..............................          3        (449)
    Other, net ................................       (205)        532
                                                  --------    --------

      Net cash provided by operating activities     13,870       8,931
                                                  --------    --------

Cash flows from investing activities:
  Capital expenditures ........................    (10,189)     (6,966)
  Purchase of business unit ...................     (9,475)       --
  Other, net ..................................        309        --
                                                  --------    --------

      Net cash used by investing activities ...    (19,355)     (6,966)
                                                  --------    --------

Cash flows from financing activities:
  Indebtedness:
     Additions ................................     12,081      14,919
     Principal payments .......................     (1,728)     (6,485)
  Dividends ...................................     (4,038)     (3,778)
  Common stock reacquired .....................       --        (2,650)
  Issuance of common stock ....................         36        --
                                                  --------    --------

      Net cash provided by financing activities      6,351       2,006
                                                  --------    --------

Net increase in cash and cash equivalents .....   $    866    $  3,971
                                                  ========    ========

                            COMPX INTERNATIONAL INC.

                     Six months ended June 30, 2000 and 2001

                                 (In thousands)

                                                      2000        2001
                                                      ----        ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities .....................   $    866    $ 3,971
  Currency translation ..........................       (251)        20
                                                    --------    -------
                                                         615      3,991

  Balance at beginning of period ................     12,169      9,820
                                                    --------    -------

  Balance at end of period ......................   $ 12,784    $13,811
                                                    ========    =======

Supplemental disclosures:
  Cash paid for:
    Interest ....................................   $    973    $ 1,949
    Income taxes ................................      7,386      3,983


Business unit acquired - net assets consolidated:
    Goodwill and other intangible assets ........   $  2,539    $  --
    Other non-cash assets .......................      8,458       --
    Liabilities .................................     (1,522)      --
                                                    --------    -------

    Cash paid ...................................   $  9,475    $  --
                                                    ========    =======

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2001

                                 (In thousands)

                                                                            Accumulated
                                                                              other
                                                                           comprehensive
                                                     Additional               income -                  Total
                                      Common Stock    paid-in     Retained   currency     Treasury  stockholders'
                                    Class A  Class B  capital     earnings  translation    stock       equity
                                    -------  ------- ---------    --------  -----------  ---------    --------

Balance at December 31, 2000          $62     $100    $119,194    $51,395   $(11,123)    $ (8,665)  $150,963

Net income                            -         -         -         6,385       -             -        6,385

Other comprehensive income, net       -         -         -           -       (3,556)         -       (3,556)

Issuance of common stock              -         -           30        -         -             -           30

Cash dividends                        -         -         -        (3,778)      -             -       (3,778)

Common stock reacquired               -         -         -           -         -          (2,650)    (2,650)
                                      ---     ----    --------    -------    -------     --------   --------

Balance at June 30, 2001              $62     $100    $119,224    $54,002    $(14,679)   $(11,315)  $147,394
                                      ===     ====    ========    =======    ========    ========   ========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2000 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during the first six months of 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

Note 2 -       Business segment information:

     The Company operates in one business segment - the manufacture and sale of hardware components for office furniture and other markets. The Company's products consist of ergonomic computer systems, precision ball bearing slides and security products.

                                  Three months ended        Six months ended
                                        June 30,                 June 30,
                                   2000        2001         2000         2001
                                   ----        ----         ----         ----
                                                (In thousands)

Net sales ....................   $ 65,136    $ 53,371    $ 131,203    $ 112,954
                                 ========    ========    =========    =========

Operating income .............   $ 11,506    $  5,344    $  22,232    $  12,149
Interest expense .............       (538)       (868)      (1,071)      (1,672)
Other, net ...................         62         (20)         289          219
                                 --------    --------    ---------    ---------

Income before income taxes ...   $ 11,030    $  4,456    $  21,450    $  10,696
                                 ========    ========    =========    =========


Note 3 -       Inventories:

                                                   December 31,          June 30,
                                                       2000                2001
                                                       ----                ----
                                                             (In thousands)

Raw materials ............................            $11,866            $13,209
Work in process ..........................             11,454             12,004
Finished products ........................             12,811             10,582
Supplies .................................                115                115
                                                      -------            -------

                                                      $36,246            $35,910
                                                      =======            =======

Note 4 -       Accounts payable and accrued liabilities:

                                                    December 31,         June 30,
                                                        2000               2001
                                                        ----               ----
                                                             (In thousands)

Accounts payable ...........................           $12,560           $ 8,593
Accrued liabilities:
  Employee benefits ........................             7,898             5,965
  Insurance ................................               311               140
  Royalties ................................               470               215
  Other ....................................             5,248             3,938
                                                       -------           -------

                                                       $26,487           $18,851
                                                       =======           =======

Note 5 - Indebtedness:

                                                        December 31,     June 30,
                                                            2000          2001
                                                            ----          ----
                                                              (In thousands)

Revolving bank credit facility ...................        $39,000        $49,000
Capital lease obligations and other ..............          1,638            100
                                                          -------        -------

                                                           40,638         49,100
Less current maturities ..........................          1,638            100
                                                          -------        -------

                                                          $39,000        $49,000
                                                          =======        =======

Note 6 - Other income:

                                          Three months ended    Six months ended
                                                June 30,            June 30,
                                          ------------------     --------------
                                             2000     2001      2000       2001
                                             ----     ----      ----       ----
                                                         (In thousands)

Interest income ........................    $ 157     $ 134     $ 285     $ 287
Foreign currency transactions, net .....     (131)     (197)      (47)      (88)
Other, net .............................       36        43        51        20
                                            -----     -----     -----     -----

                                            $  62     $ (20)    $ 289     $ 219
                                            =====     =====     =====     =====

Note 7 - Provision for income taxes:

                                        Three months ended     Six months ended
                                              June 30,              June 30,
                                        ------------------      --------------
                                         2000       2001       2000       2001
                                         ----       ----       ----       ----
                                                      (In thousands)

Expected tax expense ...............   $ 3,861    $ 1,560    $ 7,508    $ 3,744
Non-U.S. tax rates .................        22        (77)        84       (174)
No tax benefit for amortization of
 goodwill ..........................       155        172        311        346
Other, net .........................       (66)       141        (76)       395
                                       -------    -------    -------    -------

                                       $ 3,972    $ 1,796    $ 7,827    $ 4,311
                                       =======    =======    =======    =======


Note 8 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under SFAS No. 133. At December 31, 2000, the Company held contracts to manage such exchange rate risk to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.482 per U.S. dollar. Such contracts matured through March 2001. At June 30, 2001, the Company did not hold any such contracts.

Note 9 - Accounting principles not yet adopted:

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations completed on or after July 1, 2001. Under SFAS No. 141, all business combinations initiated on or after July 1, 2001 will be accounted for by the purchase method, and the pooling-of-interests method will be prohibited.

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least annually. Under the transition provisions of SFAS No. 142, goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but any goodwill arising in a purchase business combination completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company would have reported net income of $7.4 million, or $.49 per diluted share, in the first six months of 2001 if the goodwill amortization included in the Company's net income, as reported, had not been recognized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Overview

     The Company reported net income of $2.7 million in the second quarter of 2001, a decrease of 62% from net income of $7.1 million for the second quarter of 2000. The Company reported net income of $6.4 million in the first six months of 2001, a 53% decrease from net income of $13.6 million in the first six months of 2000.

Results of Operations

     Net sales. Net sales decreased $11.8 million, or 18%, to $53.4 million in the second quarter of 2001 from $65.1 million in the second quarter of 2000. For the first six months of 2001, net sales of $113.0 million decreased 14% when compared to net sales of $131.2 million for the first six months of 2000. The decrease is principally due to decreased demand for the Company's products resulting from continued weak economic conditions in the manufacturing sector in North America and Europe, and the negative effects of fluctuations in currency exchange rates. Net sales of slide products decreased 29% and 21% for the three and six month periods ended June 30, 2001 compared to the same periods in 2000, with sales of security products decreasing 15% and 12% for the same comparable periods. For the three and six month periods ending June 30, 2001, sales of ergonomic products increased 6% and 3% over the corresponding periods of the prior year due primarily to increased European sales.

     Operating income. Operating income in the second quarter of 2001 was $5.3 million compared to $11.5 million for the second quarter of 2000, decreasing 54% from the second quarter of 2000. As a percentage of net sales, operating income was 10% for the second quarter of 2001 compared to 18% for the second quarter of 2000. For the first six months of 2001, operating income was 11% of net sales compared to 17% of net sales for the first six months of 2000. For the first six months of 2001, operating income decreased $10.1 million, or 45% to $12.1 million. Reductions in manufacturing fixed costs beginning in the first quarter of 2001, partially offset the effect of the decline in net sales. Despite these cost reductions, operating income margins for the second quarter and first six months of 2001 as compared to the second quarter and first six months of 2000 were adversely impacted by the decline in volume levels and the related impact on manufacturing efficiencies, the effects of changes in the sales mix and, to a lesser extent, pricing pressures from foreign-based manufacturers.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, approximately 60% of CompX's net sales generated from its Canadian operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the second quarter and first six months of 2001, currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted the Company's sales comparisons with the corresponding periods of the prior year (principally with respect to slide products), decreasing net sales by 2% in each of the second quarter and first six months of 2001. Currency exchange rate fluctuations with respect to the Canadian dollar, the euro and other currencies did not materially impact operating income comparisons in 2001 as compared to the corresponding periods of the prior year.

     Outlook. The current weak economic cycle is expected to continue and will resultantly have a negative impact on the Company's sales. Therefore, the Company continues implementing various cost control initiatives, including ongoing company-wide headcount rationalization efforts and operational cost improvements. These cost reduction measures are designed to minimize the adverse effect of lower sales and more favorably position the Company when the economy recovers. Nevertheless, the Company remains concerned regarding the duration and severity of the weak economic cycle and its overall impact on the Company's business.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $19.8 million and $14.5 million in the first six months of 2000 and 2001, respectively, compared to net income of $13.6 million and $6.4 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $19.4 million and $7.0 million in the first six months of 2000 and 2001, respectively. Investing activities in the first six months of 2000 included $9.5 million used to acquire substantially all of the operating assets of Chicago Lock Company. No such business acquisitions occurred in the first six months of 2001.

     The capital expenditures for 2001 relate primarily to capacity expansion and tooling costs at the Company's facilities and equipment additions designed to improve manufacturing efficiencies at the Company's security products and ergonomic and slide products facilities. Capital expenditures for 2001 are estimated at approximately $13 million the majority of which relate to projects that emphasize improved production efficiency. Firm purchase commitments for capital projects not commenced at June 30, 2001 were not material.

     Financing activities. Net cash provided by financing activities totaled $6.4 million and $2.0 million in the first six months of 2000 and 2001, respectively. The Company paid its regular quarterly dividend of $1.9 million or $.125 per share, in each of the first and second quarters of 2001. The Company also used $2.7 million to reacquire approximately 260,000 shares of its Class A common stock. Borrowings under the Company's unsecured revolving bank credit facility were increased by a net amount of $10.0 million. The Company repaid its short-term bank borrowing denominated in New Taiwan dollars during the first quarter of 2001 and borrowed and repaid an additional $900,000 of New Taiwan dollar short-term bank borrowings in the second quarter of 2001.

     In July 2001, the Company's board of directors authorized the repurchase of up to 500,000 shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time.

     Management believes that cash generated from operations and borrowing availability under the Company's unsecured revolving bank credit facility ($51 million available for borrowing at June 30, 2001), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

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

Part II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of  Stockholders  on May 10, 2001. Paul
M. Bass, Jr., David A. Bowers, Edward J. Hardin, Ann Mannix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 99% of the approximately 105.1 million votes eligible to be voted at the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2001.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2001.

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                       -----------------------------
                                             (Registrant)




Date July 31, 2001                   By /s/ Stuart M. Bitting
     ------------------                 ---------------------------
                                        Stuart M. Bitting
                                        Vice President and
                                         Chief Financial Officer