Form 10-Q
period 2001-09-30
COMPX INTERNATIONAL INC
filed 2001-10-26
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 2001          Commission file number 1-13905
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
                                                                 --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Class A common stock outstanding on October 24, 2001:
5,103,280.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2000
                  and September 30, 2001                                 3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2000 and 2001                             5

                 Consolidated Statements of Comprehensive Income -
                  Three months and nine months ended
                  September 30, 2000 and 2001                             6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 2001          7-8

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2001                    9

                 Notes to Consolidated Financial Statements             10-13

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  14-16

Part II.         OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K.                        17

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                     December 31,  September 30,
                                                             2000          2001
                                                            ------        ------

Current assets:
  Cash and cash equivalents ........................      $  9,820      $ 17,989
  Accounts receivable ..............................        30,833        27,751
  Income taxes receivable from affiliates ..........           305           247
  Refundable income taxes ..........................         2,165         1,620
  Inventories ......................................        36,246        35,224
  Deferred income taxes ............................         1,209         1,220
  Prepaid expenses and other .......................         2,408         2,443
                                                          --------      --------

      Total current assets .........................        82,986        86,494
                                                          --------      --------

Other assets:
  Goodwill .........................................        42,213        39,916
  Other intangible assets ..........................         2,646         2,502
  Deferred income taxes ............................         1,813         1,930
  Other ............................................           868           666
                                                          --------      --------

      Total other assets ...........................        47,540        45,014
                                                          --------      --------

Property and equipment:
  Land .............................................         5,709         5,594
  Buildings ........................................        34,500        33,577
  Equipment ........................................        78,357        85,021
  Construction in progress .........................         9,787        10,891
                                                          --------      --------
                                                           128,353       135,083
  Less accumulated depreciation ....................        33,394        41,418
                                                          --------      --------

      Net property and equipment ...................        94,959        93,665
                                                          --------      --------

                                                          $225,485      $225,173
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,   September 30,
                                                          2000            2001
                                                        --------        -------

Current liabilities:
  Current maturities of long-term debt ...........     $   1,638      $      68
  Accounts payable and accrued liabilities .......        26,487         19,331
  Deferred income taxes ..........................           103            272
  Income taxes ...................................           648            400
                                                       ---------      ---------

      Total current liabilities ..................        28,876         20,071
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        39,000         49,000
  Deferred income taxes ..........................         4,852          5,936
  Accrued pension costs ..........................         1,168          1,153
  Other ..........................................           626            901
                                                       ---------      ---------

      Total noncurrent liabilities ...............        45,646         56,990
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,194        119,224
  Retained earnings ..............................        51,395         54,186
  Accumulated other comprehensive income
   - currency translation ........................       (11,123)       (14,145)
  Treasury stock .................................        (8,665)       (11,315)
                                                       ---------      ---------

      Total stockholders' equity .................       150,963        148,112
                                                       ---------      ---------

                                                       $ 225,485      $ 225,173
                                                       =========      =========


          See accompanying notes to consolidated financial statements.



Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                        Three months ended          Nine months ended
                                           September 30,             September 30,
                                         ----------------          ----------------
                                          2000         2001        2000        2001
                                         ------       ------      ------      ------

Net sales                               $63,045      $51,484     $194,248     $164,438
                                        -------      -------     --------     --------

Costs and expenses:
 Cost of sales .....................     47,129       40,255      142,268      127,062
 Selling, general and administrative      6,784        7,113       20,616       21,111
 Other income, net .................       (163)        (691)        (451)        (910)
 Interest expense ..................        573          604        1,643        2,276
                                       --------    ---------    ---------    ---------

                                         54,323       47,281      164,076      149,539
                                       --------    ---------    ---------    ---------

    Income before income taxes
      and minority interest ........      8,722        4,203       30,172       14,899

Provision for income taxes .........      3,185        2,132       11,012        6,443
                                       --------    ---------    ---------    ---------

    Income before minority interest       5,537        2,071       19,160        8,456

Minority interest ..................       --           --             (3)        --
                                       --------    ---------    ---------    ---------

    Net income .....................   $  5,537    $   2,071    $  19,163    $   8,456
                                       ========    =========    =========    =========


Basic earnings per common share ....   $    .34    $     .14    $    1.19    $     .56
                                       ========    =========    =========    =========

Diluted earnings per common share ..   $    .34    $     .14    $    1.18    $     .56
                                       ========    =========    =========    =========

Cash dividends per share ...........   $   .125    $    .125    $    .375    $    .375
                                       ========    =========    =========    =========

Shares used in the calculation
 of per share amounts:
   Basic common shares .............     16,187       15,103       16,162       15,158
   Dilutive impact of outstanding
    Stock options ..................         87           13           42            7
                                       --------    ---------    ---------    ---------

   Diluted common shares ...........     16,274       15,116       16,204       15,165
                                       ========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                       Three months ended      Nine months ended
                                          September 30,          September 30,
                                       -----------------       -----------------
                                          2000      2001       2000        2001
                                          ----      ----       ----        ----

Net income ..........................   $ 5,537    $2,071   $ 19,163    $ 8,456

Other comprehensive income -
  Currency translation adjustment,
  net of tax ........................    (2,795)      534     (6,192)    (3,022)
                                        -------    ------   --------    -------

      Comprehensive income ..........   $ 2,742    $2,605   $ 12,971    $ 5,434
                                        =======    ======   ========    =======



          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2000 and 2001

                                 (In thousands)

                                                             2000         2001
                                                             ----         ----

Cash flows from operating activities:
  Net income ...........................................   $ 19,163    $  8,456
  Depreciation and amortization ........................      9,231      11,128
  Deferred income taxes ................................       (244)      1,503
  Other, net ...........................................       (619)        370
                                                           --------    --------
                                                             27,531      21,457
  Change in assets and liabilities:
    Accounts receivable ................................     (2,085)      2,387
    Inventories ........................................     (4,649)        309
    Accounts payable and accrued liabilities ...........     (1,636)     (7,087)
    Accounts with affiliates ...........................       (198)       --
    Income taxes .......................................      1,499         355
    Other, net .........................................       (892)       (108)
                                                           --------    --------

      Net cash provided by operating activities ........     19,570      17,313
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................    (16,722)     (9,345)
  Purchase of business unit ............................     (9,497)       --
  Other, net ...........................................        309           5
                                                           --------    --------

      Net cash used by investing activities ............    (25,910)     (9,340)
                                                           --------    --------

Cash flows from financing activities:
  Indebtedness:
     Additions .........................................     13,081      14,919
     Principal payments ................................     (2,754)     (6,504)
  Dividends ............................................     (6,064)     (5,665)
  Common stock reacquired ..............................       --        (2,650)
  Issuance of common stock .............................      1,073        --
                                                           --------    --------

      Net cash provided by financing activities ........      5,336         100
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...   $ (1,004)   $  8,073
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                  Nine months ended September 30, 2000 and 2001

                                 (In thousands)

                                                            2000           2001
                                                            ----           ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ..........................     $ (1,004)     $ 8,073
  Currency translation ...............................         (664)          96
                                                           --------      -------
                                                             (1,668)       8,169

  Balance at beginning of period .....................       12,169        9,820
                                                           --------      -------

  Balance at end of period ...........................     $ 10,501      $17,989
                                                           ========      =======

Supplemental disclosures:
  Cash paid for:
    Interest .........................................     $  1,592      $ 2,590
    Income taxes .....................................       10,298        4,614


Business unit acquired - net assets consolidated:
    Goodwill and other intangible assets .............     $  2,561      $  --
    Other non-cash assets ............................        8,458         --
    Liabilities ......................................       (1,522)        --
                                                           --------      -------

    Cash paid ........................................     $  9,497      $  --
                                                           ========      =======


          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2001

                                 (In thousands)

                                                                     Accumulated
                                                                        other
                                                                    comprehensive
                                                Additional             income -                Total
                                 Common Stock    paid-in   Retained   currency     Treasury  stockholders'
                                Class A Class B  capital   earnings  translation    stock      equity
                                  ---    ---    ---------  --------  -----------  ---------   --------

Balance at December 31, 2000 ..   $62   $100   $119,194   $ 51,395    $(11,123)   $ (8,665)   $ 150,963

Net income ....................    --    --        --        8,456        --          --          8,456

Other comprehensive income, net    --    --        --         --        (3,022)       --         (3,022)

Issuance of common stock ......    --    --          30       --          --          --             30

Cash dividends ................    --    --        --       (5,665)       --          --         (5,665)

Common stock reacquired .......    --    --        --         --          --        (2,650)      (2,650)
                                  ---   ----   --------   --------    --------    --------    ---------

Balance at September 30, 2001 .   $62   $100   $119,224   $ 54,186    $(14,145)   $(11,315)   $ 148,112
                                  ===   ====   ========   ========    ========    ========    =========



          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2000 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

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

     The Company is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. Contran Corporation holds, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during the first nine months of 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

Note 2 - Business segment information:

     The Company operates in one business segment - the manufacture and sale of hardware components for office furniture and other markets. The Company's products consist of ergonomic computer support systems, precision ball bearing slides and security products.

                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                  ------------------         ----------------
                                    2000       2001         2000        2001
                                    ----       ----         ----        ----
                                                (In thousands)

Net sales ....................   $ 63,045    $ 51,484    $ 194,248    $ 164,438
                                 ========    ========    =========    =========

Operating income .............   $  9,132    $  4,116    $  31,364    $  16,265
Interest expense .............       (573)       (604)      (1,643)      (2,276)
Other, net ...................        163         691          451          910
                                 --------    --------    ---------    ---------

Income before income taxes ...   $  8,722    $  4,203    $  30,172    $  14,899
                                 ========    ========    =========    =========


Note 3 -       Inventories:

                                                    December 31,        September 30,
                                                        2000               2001
                                                       ------            -------
                                                            (In thousands)

Raw materials ............................            $11,866            $12,003
Work in process ..........................             11,454             12,807
Finished products ........................             12,811             10,275
Supplies .................................                115                139
                                                      -------            -------

                                                      $36,246            $35,224
                                                      =======            =======

Note 4 -       Accounts payable and accrued liabilities:

                                                    December 31,      September 30,
                                                        2000              2001
                                                       ------           --------
                                                             (In thousands)

Accounts payable ...........................           $12,560           $ 9,174
Accrued liabilities:
  Employee benefits ........................             7,898             5,896
  Insurance ................................               311               242
  Royalties ................................               470               316
  Other ....................................             5,248             3,703
                                                       -------           -------

                                                       $26,487           $19,331
                                                       =======           =======

Note 5 - Indebtedness:

                                                       December 31,   September 30,
                                                          2000            2001
                                                          ----            ----
                                                               (In thousands)

Revolving bank credit facility ...................        $39,000        $49,000
Capital lease obligations and other ..............          1,638             68
                                                          -------        -------

                                                           40,638         49,068
Less current maturities ..........................          1,638             68
                                                          -------        -------

                                                          $39,000        $49,000
                                                          =======        =======

Note 6 - Other income:

                                             Three months ended  Nine months ended
                                                September 30,      September 30,
                                               ----------------   ---------------
                                                2000     2001      2000     2001
                                               -------  -------   ------   ------
                                                           (In thousands)

Interest income ............................    $ 153     $145    $ 438     $432
Foreign currency transactions, net .........       18      533      (29)     445
Other, net .................................       (8)      13       42       33
                                                -----     ----    -----     ----

                                                $ 163     $691    $ 451     $910
                                                =====     ====    =====     ====

Note 7 - Provision for income taxes:

                                      Three months ended       Nine months ended
                                         September 30,          September 30,
                                      ------------------      ------------------
                                       2000        2001        2000        2001
                                      -------     ------      -------     ------
                                                   (In thousands)

Expected tax expense ..............   $ 3,053    $  1,471    $ 10,560    $ 5,215
Non-U.S. tax rates ................      (139)        (90)        (55)      (264)
Incremental U.S. tax and rate
 differences on earnings of foreign
 subsidiaries .....................       (90)        722        (375)       684
No tax benefit for amortization of
 goodwill .........................       204         174         515        520
U.S. state income taxes, net ......       128          12         436        145
Other, net ........................        29        (157)        (69)       143
                                      -------    --------    --------    -------

                                      $ 3,185    $  2,132    $ 11,012    $ 6,443
                                      =======    ========    ========    =======


Note 8 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under SFAS No. 133. At December 31, 2000, the Company held contracts to manage such exchange rate risk to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.482 per U.S. dollar. Such contracts matured through March 2001. At September 30, 2001, the Company did not hold any such contracts.

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

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least annually. Under the transition provisions of SFAS No. 142, goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but any goodwill arising in a purchase business combination completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company will complete its initial goodwill impairment analysis under the new accounting standard during 2002. If any goodwill impairment under the new standard is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as required by the transition requirements of SFAS No. 142. The Company would have reported net income of $10.2 million, or $.67 per diluted share, in the first nine months of 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Overview

     The Company reported net income of $2.1 million in the third quarter of 2001, a decrease of 63% from net income of $5.5 million for the third quarter of 2000. The Company reported net income of $8.5 million in the first nine months of 2001, a 56% decrease from net income of $19.2 million in the first nine months of 2000.

Results of Operations

     Net sales. Net sales decreased $11.6 million, or 18%, to $51.5 million in the third quarter of 2001 from $63.0 million in the third quarter of 2000. For the first nine months of 2001, net sales of $164.4 million decreased 15% when compared to net sales of $194.2 million for the first nine months of 2000. The decrease is principally due to decreased demand for the Company's products resulting from continued weak economic conditions in the manufacturing sector in North America, Europe and Asia, and to a lesser extent the negative effects of fluctuations in currency exchange rates. Net sales of slide products decreased 32% and 25%, respectively, for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000, with sales of security products decreasing 11% for each of the same comparable periods. For the three and nine month periods ending September 30, 2001, sales of ergonomic products declined 12% and 13%, respectively, over the corresponding periods of the prior year.

     Operating income. Operating income in the third quarter of 2001 decreased 55% to $4.1 million compared to $9.1 million for the third quarter of 2000, while operating income margins were 8% for the third quarter of 2001 compared to 14% for the third quarter of 2000. For the first nine months of 2001, operating income decreased 48% to $16.3 million compared to $31.4 million for the first nine months of 2000, while operating income margins were 10% for the 2001 period compared to 16% for the 2000 period. Reductions in manufacturing fixed costs beginning in the first quarter of 2001 partially offset the effect of the decline in net sales. Despite these cost reductions, operating income margins for the third quarter and first nine months of 2001 were adversely impacted by the decline in volume levels and the related impact on manufacturing efficiencies, the effects of unfavorable changes in the sales mix and general pricing pressures.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder (the euro), and the New Taiwan dollar. In addition, approximately 60% of CompX's net sales generated from its Canadian operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter and first nine months of 2001, currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted the Company's sales comparisons with the corresponding periods of the prior year (principally with respect to slide products), decreasing net sales by 1% in the third quarter and 2% in the first nine months of 2001. Currency exchange rate fluctuations with respect to the Canadian dollar positively affected CompX's operating income comparisons with the corresponding three and nine month periods of the prior year whereas exchange rate fluctuations in the euro and other currencies did not materially impact these operating income comparisons. Excluding the effect of currency, operating income decreased 52% and 45%, respectively, in the three and nine month periods ending September 30, 2001 as compared to the corresponding period in 2000.

     Outlook. The Company remains concerned and uncertain regarding the duration and severity of the current weak economic cycle and its impact on the Company's business. The Company continues to see downward pressure on sales as its customers and the overall industry respond to the continued contracting economic environment, indicating the Company's results of operations in the fourth quarter of 2001 will be lower than the Company's previous expectations. Therefore, the Company continues implementing various cost control initiatives, including ongoing company-wide headcount rationalization efforts and operational cost improvements. These cost reduction measures are designed to minimize the adverse effect of lower sales and more favorably position the Company to meet demand when the economy recovers.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $27.5 million and $21.5 million in the first nine months of 2000 and 2001, respectively, compared to net income of $19.2 million and $8.5 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $25.9 million and $9.3 million in the first nine months of 2000 and 2001, respectively. Investing activities in the first nine months of 2000 included $9.5 million used to acquire substantially all of the operating assets of Chicago Lock Company. No such business acquisitions occurred in the first nine months of 2001.

     The capital expenditures for 2001 relate primarily to capacity rationalization and tooling costs at the Company's facilities and equipment additions designed to improve manufacturing efficiencies at the Company's security products and ergonomic and slide products facilities. Capital expenditures for 2001 are estimated at approximately $13 million, the majority of which relate to projects that emphasize improved production efficiency. Firm purchase commitments for capital projects not commenced at September 30, 2001 were not material.

     Financing activities. Net cash provided by financing activities totaled $5.3 million and $100,000 in the first nine months of 2000 and 2001, respectively. The Company paid its regular quarterly dividend of $1.9 million or $.125 per share, in each of the first, second and third quarters of 2001. The Company also used $2.7 million to reacquire approximately 260,000 shares of its Class A common stock. Borrowings under the Company's unsecured revolving bank credit facility were increased by a net amount of $10.0 million. The Company repaid its short-term bank borrowing denominated in New Taiwan dollars during the first quarter of 2001 and borrowed and repaid an additional $900,000 of New Taiwan dollar short-term bank borrowings in the second quarter of 2001.

     In July 2001, the Company's board of directors authorized the repurchase of up to 500,000 shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. No shares were repurchased during the quarter ended September 30, 2001.

     Management believes that cash generated from operations and borrowing availability under the Company's unsecured revolving bank credit facility ($51 million available for borrowing at September 30, 2001), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future.

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

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                      None

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2001:

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                    -----------------------------
                                             (Registrant)




Date October 26, 2001                By /s/ Stuart M. Bitting
     -------------------                ---------------------------
                                        Stuart M. Bitting
                                        Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)




Date October 26, 2001                By /s/ Darryl R. Halbert
     -------------------                ---------------------------
                                        Darryl R. Halbert
                                        Vice President and Controller
                                         (Principal Accounting Officer)