Form 10-K
period 2001-12-31
COMPX INTERNATIONAL INC
filed 2002-03-21
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 - For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2002, 5,103,280 shares of Class A common stock were outstanding. The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $62.0 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

     CompX International Inc. (NYSE: CIX) is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and security products for use in office furniture, computer-related applications and a variety of other products. The Company's products are principally designed for use in medium to high-end applications, where product design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of ergonomic computer support systems, precision ball bearing slides and security products consisting of cabinet locks and other locking mechanisms. In 2001, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 44%, 35% and 17% of net sales, respectively. The remaining sales were generated from sales of other products.

     Valhi, Inc. and Valhi's wholly-owned subsidiary Valcor, Inc. owned 69% of the Company's outstanding common stock at December 31, 2001. Contran Corporation holds, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of each of Contran, Valhi and Valcor and may be deemed to control each of such companies and CompX.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, changes in costs of raw materials and other operating costs (such as energy costs), general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of trade barriers, the impact of pricing and production decisions, fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Industry Overview

     During the mid 1990's and prior to 1998, approximately 75% of the Company's products were sold to the office furniture manufacturing industry. As a result of strategic acquisitions in the security products industry in 1998 and 2000 and in the precision ball bearing slide industry in 1999, the Company has expanded its product offering and reduced its percentage of sales to the office furniture market. Currently, approximately 59% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, transportation, computers and related equipment, and other non-office furniture and equipment. CompX's management believes that its emphasis on new product development, sales of its ergonomic computer support systems as well as slide and security products used in computer and other non-office furniture applications result in the potential for higher rates of growth and diversification of risk than the office furniture industry as a whole.

Products

     CompX manufactures and sells components in three major product lines: precision ball bearing slides, security products and ergonomic computer support systems. The Company's precision ball bearing slides and ergonomic computer support systems are sold under the Waterloo Furniture Components, Thomas Regout and Dynaslide brand names and the Company's security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock and TuBAR brand names. The Company believes that its brand names are well recognized in the industry.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers and other applications. These products include CompX's Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities, ease of movement and durability.

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

     Security products. The Company believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX provides security products to various industries including institutional furniture, banking, industrial equipment and vehicles, vending and computer. CompX's security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock and TuBAR brand names. The Company's products can also be found in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments for motorcycles, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure.

     The Company manufactures disc tumbler locking mechanisms at all of its security products facilities, which mechanisms provide moderate security and generally represent the lowest cost lock to produce. CompX also manufactures pin tumbler locking mechanisms, including its KeSet, ACE II and TuBAR brand locks, which mechanisms are more costly to produce and are used in applications requiring higher levels of security. A substantial portion of the Company's sales consist of products with specialized adaptations to individual manufacturers' specifications. CompX, however, also has a standardized product line suitable for many customers. This standardized product line is offered through a North American distribution and factory centers network as well as to large OEMs through the Company's STOCK LOCKS distribution program.

     Ergonomic computer support systems. CompX is a leading manufacturer and innovator in ergonomic computer support systems. Unlike products targeting the residential market, which are more price sensitive with less emphasis on the overall value of products and service, the CompX line consists of more highly engineered products designed to provide ergonomic benefits for business and other sophisticated users.

     Ergonomic computer support systems include adjustable computer keyboard support arms, designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock ergonomic keyboard arm, which is designed to make the adjustment of the keyboard arm easier for all (including physically-challenged) users. In addition, the Company offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers.

Sales, Marketing and Distribution

     CompX sells components to OEMs and to distributors through a dedicated sales force. The majority of the Company's sales are to OEMs, while the balance represents standardized products sold through distribution channels.

     Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with field salespeople and independent manufacturers' representatives. Manufacturers' representatives are selected based on special skills in certain markets or relationships with current or potential customers.

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

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 1999, 2000 and 2001, sales to the Company's ten largest customers accounted for approximately 33%, 35% and 36% of sales, respectively. In 1999, 2000 and 2001, sales to the Company's largest customer were less than 10% of the Company's total sales. In 1999 and 2000, nine of the Company's top ten customers were located in the United States. In 2001, eight of the Company's top ten customers were located in the United States.

Manufacturing and Operations

     At December 31, 2001, CompX operated six manufacturing facilities in North America (two in each of Illinois and Canada and one in each of South Carolina and Michigan), one facility in the Netherlands and two facilities in Taiwan. Precision ball bearing slides or ergonomic products are manufactured in the facilities located in Canada, the Netherlands, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. The Company owns all of these facilities except for one of the Taiwan facilities and the Netherlands facility, which are leased. See also Item 2 - "Properties". CompX also leases a distribution center in California. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

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

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

Competition

     The markets CompX participates in are highly competitive. The Company competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. The Company focuses its efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

     The Company competes in the precision ball bearing slide market with two large manufacturers and a number of smaller domestic and foreign manufacturers that compete primarily on the basis of product quality and price. The Company's security products compete with a variety of relatively small domestic and foreign competitors. The Company competes in the ergonomic computer support systems market with one major producer and a number of smaller domestic and foreign manufacturers that compete primarily on the basis of product quality, features and price. Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Patents and Trademarks

     The Company holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's major trademarks and brand names, including National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBAR, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

Foreign Operations

     The Company has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada, the Netherlands and Taiwan. The majority of the Company's 2001 non-U.S. sales are to customers located in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations. The Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

     As  of  December  31,  2001,  the  Company  employed   approximately  2,000
employees, including 790 in the United States, 710 in Canada, 340 in the Netherlands and 160 in Taiwan. Approximately 79% of the Company's employees in Canada are represented by a labor union. The Company's collective bargaining agreement with such union expires in 2003. The Company believes that its labor relations are satisfactory.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in approximately 1,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240. The following table sets forth the location, size and general product types produced for each of the Company's facilities.

                                                                        Size
                                                                      (square
    Facility Name                        Location                       feet)           Products Produced

Owned Facilities:
----------------

  Manitou                           Kitchener, Ontario                  206,000        Slides

  Trillium                          Kitchener, Ontario                  110,000        Ergonomic products

  Byron Center                      Byron Center, MI                    143,000        Slides

  National Cabinet
   Lock                             Mauldin, SC                         198,000        Security products

  Fort Lock                         River Grove, IL                     100,000        Security products

  Timberline                        Lake Bluff, IL                       16,000        Security products

  Dynaslide                         Taipei, Taiwan                       43,000        Slides

Leased Facilities:
-----------------

  Thomas Regout                     Maastricht,
                                     the Netherlands                    270,000        Slides

  Dynaslide                         Taipei, Taiwan                       25,000        Slides

  Distribution Center               Rancho Cucamonga, CA                 12,000        Product distribution



     The Manitou, Trillium, Thomas Regout, National Cabinet Lock and Fort Lock facilities are ISO-9001 registered. The Dynaslide owned facility is ISO-9002 registered. ISO-9001 registration of the Byron Center facility is anticipated in 2002. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes.

     A sale/leaseback transaction was executed on the Netherlands facility with the municipality of Maastricht in December 2001. See Note 11 to the Consolidated Financial Statements and see also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of March 1, 2002, there were approximately 28 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for CompX Class A common stock for 2000 and 2001, according to the New York Stock Exchange Composite Tape, and dividends paid per share during such periods. On March 1, 2002 the closing price per share of CompX Class A common stock according to the NYSE Composite Tape was $13.10.

                                                                             Dividends
                                                     High         Low           paid

Year ended December 31, 2000

  First Quarter ..........................       $   19.88    $   17.88    $    .125
  Second Quarter .........................           23.44        17.81         .125
  Third Quarter ..........................           23.19        19.31         .125
  Fourth Quarter .........................           20.93         8.94         .125

Year ended December 31, 2001

  First Quarter ..........................       $   11.65    $    9.18    $    .125
  Second Quarter .........................           13.00        10.77         .125
  Third Quarter ..........................           13.40        10.45         .125
  Fourth Quarter .........................           12.97         8.95         .125


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

     The Company's operations are comprised of a 52 or 53-week fiscal year. Excluding 1998, each of the years 1997 through 2001 consisted of a 52-week year. 1998 was a 53-week year.

                                                   Years ended December 31,
                                              --------------------------------
                                      1997       1998       1999        2000      2001
                                      ----       ----       ----        ----      ----
                                            ($ in millions, except per share data)
Income Statement Data

Net sales ......................   $  108.7   $  152.1   $  225.9    $  253.3  $  211.4


Operating income ...............   $   27.5   $   30.4   $   40.0    $   37.3  $   12.5

Income before income taxes and
  minority interest ............   $   27.7   $   32.5   $   39.2    $   35.5  $   12.9
Income taxes ...................       11.0       12.0       14.1        13.4       5.8
Minority interest in losses ....       --          (.2)       (.1)       --        --
                                   --------   --------   --------    --------  --------

  Net income ...................   $   16.7   $   20.7   $   25.2    $   22.1  $    7.1
                                   ========   ========   ========    ========  ========

Cash dividends (1) .............   $    6.1   $    1.8   $    2.0    $    8.1  $    7.6
Basic earnings per share data:
  Net income ...................   $   1.67   $   1.37   $   1.56    $   1.37  $    .47
  Cash dividends ...............   $    .61   $    .18   $   .125    $    .50  $    .50
Weighted average common shares
 outstanding ...................       10.0       15.1       16.1        16.1      15.1

Balance Sheet Data
 (at year end):

  Cash and other current assets    $   45.4   $   86.5   $   72.5    $   83.0  $   94.9
  Total assets .................       63.8      152.4      202.9       225.5     226.0
  Current liabilities ..........       64.4       20.3       26.8        28.9      24.5
  Long-term debt, including
   current maturities ..........       50.4        1.7       22.3        40.6      49.1
  Stockholders' equity (deficit)       (1.2)     130.0      149.4       151.0     143.0

     (1) In addition to the amounts shown above, in December 1997 the Company paid a $50 million dividend to Valcor in the form of a demand note payable. The note was repaid in February 1998 using borrowings under the Company's Revolving Senior Credit Facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company reported net income of $7.1 million, or $.47 per diluted share for the year ended December 31, 2001, a decrease of 68% compared to net income of $22.1 million or $1.37 per diluted share for the year ended December 31, 2000. The Company's net income in 1999 was $25.2 million, or $1.56 per diluted share.

     The continued weak economic conditions in the manufacturing sector in North America and Europe had a significant impact on CompX's results in 2001. In response to these conditions, CompX reduced manufacturing fixed costs and other costs starting in the first quarter of 2001 and restructured its European operations in the fourth quarter of 2001. The cost reductions and restructuring efforts are designed to minimize the adverse effects of lower sales and more favorably position CompX to meet demand when the economy recovers. In 2001, CompX also entered into a sale/leaseback transaction for its over 100 year old facility in the Netherlands which will provide the opportunity to move into more modern facilities. Looking forward, CompX has stepped up efforts to increase sales outside of the office furniture industry and to seek ways to further reduce costs, including expanding its foreign sourcing of certain component products.

     Prior to the fourth quarter of 2001, the Company operated in one reportable segment - the manufacture and sale of mechanically-engineered components for office furniture and other markets. During the fourth quarter of 2001, the Company implemented certain operational and other changes at all of its facilities, revising the Company's organizational structure and causing the composition of the reportable segments to change. The Company now defines its operations in terms of three operating segments - CompX Security Products, CompX Waterloo and CompX Europe. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sales to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Europe segment, with facilities in the Netherlands, both manufacture a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. Both of these segments also either manufacture and/or distribute ergonomic computer support systems. Because of the similar economic characteristics between the CompX Waterloo and CompX Europe segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes. Prior period segment information has been reclassified to reflect the new operating segments.

     As discussed in Note 14 to the Consolidated Financial Statements, beginning in 2002 the Company will no longer recognize periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $9.4 million in 2001, or about $2.3 million higher than what was actually reported, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $2.3 million difference, approximately $1.4 million and $.9 million relate to the Company's CompX Security Products and CompX Waterloo/CompX Europe segments, respectively.

Critical Accounting Policies and Estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, the recoverability of other long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the critical financial statement judgment risks of its business are attributable to four primary areas.

o Will customer accounts receivable on the books be collected at full book value?

o Will inventory on hand be sold with a sufficient mark up to cover the cost to produce and ship the product? o Will future cash flows of the Company be sufficient to recover the net book value of long-term assets? o Will future taxable income be sufficient to utilize recorded deferred income tax assets?

     The Company believes the following critical  accounting policies affect its
more  significant  judgments  and  estimates,   as  noted  above,  used  in  the
preparation of its consolidated financial statements:

     o Allowance for uncollectable accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the current financial condition of the customers, the age of outstanding balances and the current economic environment when assessing the adequacy of the allowances. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required.

     o Inventory reserves. The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. The Company also considers the age and the quantity of inventory on hand in estimating the reserve. If actual market conditions are less favorable than those projected by management, increased inventory reserves may be required.

     o Net book value of long-term assets. The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever it determines that recovery of the long-lived asset is not probable. The determination is made in accordance with applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

     o Deferred income tax assets. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. It is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized. This would result in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate is made.

Results of Operations

Net sales and operating income

                                     Years ended December 31,          % Change
                                    -------------------------      ----------------
                                    1999       2000      2001   1999 - 2000  2000 - 2001
                                    ----       ----      ----   -----------  -----------
                                           (In millions)

Net sales:
  CompX Waterloo/CompX
   Europe segment .............    $151.0     $168.3     $137.3       +11%    -18%
  CompX Security
   Products segment ...........      74.9       85.0       74.1       +13%    -13%
                                   ------     ------     ------

    Total net sales ...........    $225.9     $253.3     $211.4       +12%    -17%
                                   ======     ======     ======

Operating income:
  CompX Waterloo/CompX
   Europe segment .............    $ 26.8     $ 24.8     $  5.2        -7%    -79%
  CompX Security
   Products segment ...........      13.2       12.5        7.3        -5%    -41%
                                   ------     ------     ------
    Total operating
     Income ...................    $ 40.0     $ 37.3     $ 12.5        -7%    -67%
                                   ======     ======     ======

Operating income margin:
  CompX Waterloo/CompX
   Europe segment .............        18%        15%        4%
  CompX Security
   Products segment ...........        18%        15%       10%

     Year ended December 31, 2001 compared to year ended December 31, 2000

     Net sales decreased $41.9 million, or 17%, in 2001 compared to 2000 due to decreased demand for the Company's products resulting from the continued weak economic conditions in the manufacturing sector in North America and Europe, and to a lesser extent, the negative effects of fluctuations in currency exchange rates. Net sales of slide products in 2001 decreased 26% as compared to 2000, while net sales of security products and ergonomic products each decreased 13% during the same period. Net sales of the CompX Security Products segment decreased 13% and net sales of the CompX Waterloo/CompX Europe segment decreased 18% in 2001.

     Operating income for 2001 decreased $24.8 million, or 67% compared to 2000 and operating income margins decreased to 6% in 2001 compared to 15% for 2000.
Reductions in manufacturing, fixed overhead and related overhead costs, which began in the first quarter of 2001, partially offset the effects of the decline in net sales in 2001. However, despite these cost reductions, operating margins in 2001 were adversely impacted by the decline in volume levels and the related impact on manufacturing efficiencies, the effects of unfavorable changes in the sales mix and general pricing pressures. Operating income at the CompX Waterloo/CompX Europe segment decreased 79% in 2001 compared to 2000, while operating income at the CompX Security Products segment decreased 41% for the same period. A pre-tax $2.7 million restructuring charge in the fourth quarter of 2001 and a proportionately larger impact of unfavorable changes in the sales mix contributed to the more substantial operating income decline at the CompX Waterloo/CompX Europe segment as compared to the CompX Security Products segment.

     The fourth quarter 2001 restructuring charge included headcount reductions of about 35 employees at CompX's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. Of the $2.7 million charge, approximately $.4 million has been paid in 2001, with $1.8 million expected to be paid in the first two quarters of 2002 and $.5 million expected to be paid in 2003. In addition, approximately $3.0 million in pre-tax charges were recorded in the fourth quarter of 2001. This charge is predominately comprised of $2.6 million related to various changes in estimates with respect to reserves for obsolete and slow-moving inventory, approximately $.1 million related to allowances for doubtful accounts, with the remainder related to other items. Of the $3.0 million charge, approximately $.9 million related to the CompX Waterloo/CompX Europe segment with the remaining $2.1 million related to the CompX Security Products segment.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Net sales increased $27.4 million, or 12%, in 2000 compared to 1999 due to the effect of acquisitions. Sales of security products in 2000 increased 13% compared to 1999, and sales of slide products increased 18%. During 2000, sales of CompX's ergonomic products decreased 5% compared to 1999. Net sales of the CompX Security Products segment increased 13% while net sales of the CompX Waterloo/CompX Europe segment increased 11% in 2000. Excluding the effect of acquisitions, net sales in 2000 were essentially flat compared to 1999, with sales of slide products up 8% and sales of ergonomic products and security products down 5% and 7%, respectively. Excluding the effects of acquisitions, net sales of the CompX Waterloo/CompX Europe segment increased 3% and net sales at the CompX Security Product segment decreased 7% in 2000 as compared to 1999. Sales of the CompX Waterloo/CompX Europe segment were negatively impacted in the second half of 2000 by softening demand in the office furniture industry in North America and loss of market share due to competition from imports. However, strong sales of slide products in the first part of 2000, offset the softening office furniture industry demand, resulting in the overall increase in sales of this segment. The lower CompX security products segment sales were due to weakness in the computer and related products industry and increased competition from low-cost imports.

     Operating income for 2000 decreased $2.7 million, or 7% compared to 1999. Excluding the results of acquisitions, operating income decreased 11% from the prior year. Operating income of the CompX Security Products segment decreased 5% in 2000 as compared to 1999 (decreased 4% excluding the results of acquisitions) and declined 7% at the CompX Waterloo/CompX Europe segment (decreased 14% excluding the results of acquisitions) during the same period. Along with the softening demand from the office furniture industry, operating income was also impacted by a change in the product mix, with a lower percentage of sales being generated by certain higher-margin products in 2000 compared to 1999, as well as incremental costs incurred in moving the operations of the Chicago Lock plant to the Company's Mauldin, South Carolina plant, higher costs associated with the expansion of the Company's Byron Center, Michigan plant and higher administrative expenses.

General

     The Company expanded its offerings in the precision ball bearing slide and ergonomic products markets in 1999 through its acquisitions of Thomas Regout for approximately $53 million and Dynaslide for approximately $12 million. In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9 million, further expanding its security products capacity. These acquisitions were financed through a combination of cash on hand and increased borrowings under the Company's Revolving Senior Credit Facility.

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products, and its ability to control its manufacturing costs, primarily comprised of raw materials such as zinc, copper, coiled steel and plastic resins and of labor costs. Raw material costs represent approximately 38% of the Company's total cost of sales. In 1999 through 2001, steel prices did not change significantly compared to the respective prior years. The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. The Company entered into such arrangements for zinc, coiled steel and plastic resins in 2001 and does not anticipate significant changes in the cost of these materials from their current levels. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices and consequently overall operating margins may be affected by such raw material cost pressures.

     At December 31, 2001, none of the Company's employees in the U.S., the Netherlands or Taiwan were represented by bargaining units, and wage increases for such employees historically have been in line with overall inflation indices. Approximately 79% of the Company's Canadian employees are covered by a three year collective bargaining agreement that expires in 2003 and provides for annual wage increases of approximately 3.5%. Wage increases for these Canadian employees historically have also been in line with overall inflation indices.

     Selling, general and administrative costs consist primarily of salaries, commissions and advertising expenses directly related to product sales and in 1999 through 2001 have been consistent as a percentage of net sales.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to--period operating results. During 2001, weakness primarily in the euro and Canadian dollar negatively impacted the Company's sales comparisons with 2000 (principally with respect to slide products). Operating income comparisons for this period, however, were not materially impacted by the effects of currency. Excluding the effect of currency, the Company's sales decreased 15% in 2001 compared to 2000 and sales of the CompX Waterloo/CompX Europe segment decreased 16% for the same period. In 2000, excluding the effects of currency and acquisitions, the Company's sales increased 2% compared to 1999, and operating income decreased 9%. Sales of the CompX Waterloo/CompX Europe segment increased 7% and operating income decreased 12%, exclusive of the effects of currency and acquisitions. The effects of currency fluctuations do not materially affect the CompX Security Products segment.

Interest expense

     Interest expense increased $.6 million in 2001 compared to 2000 due primarily to higher average levels of outstanding indebtedness on CompX's Revolving Senior Credit Facility. Likewise, interest expense increased $.7 million in 2000 compared to 1999 due to increased borrowings partially offset by lower rates. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in 2002 is expected to be somewhat lower compared to 2001 due to anticipated debt reduction in 2002 using available cash on hand.

Provision for income taxes

     The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (county and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate.

     As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2002, the Company will no longer recognize periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 will result in a reduction in the Company's overall effective income tax rate in 2002 as compared to 2001.

Other

     As summarized in Note 11 to the Consolidated Financial Statements, "other general corporate income, net" primarily includes interest income and net foreign currency transaction gains and losses. Interest income increased in 2001 compared to 2000 due primarily to a higher level of funds available for investment. Conversely, 2000 interest income decreased when compared to 1999 due to lower levels of available funds for investment. In 2001, a curtailment gain of approximately $.1 million was included in other general corporate income, net. This curtailment gain, more fully described in Note 8 to the Consolidated
Financial Statements, relates to the cessation of benefits provided under CompX's defined benefit plan which covered substantially all full-time employees of Thomas Regout B.V. As of December 31, 2001, certain obligations related to the terminated plan had not yet been fully settled and are reflected in accrued pension costs. CompX expects to report a $.6 million settlement gain in 2002. Also reflected in the 2001 results of operations is a $2.2 million gain on the sale/leaseback of the Company's facility in the Netherlands, which is discussed more fully below and in Note 11 to the Consolidated Financial Statements.

Related party transactions

     CompX is a party to certain transactions with related parties. See Note 12 to the Consolidated Financial Statements.

Outlook

     The Company expects the weak economic conditions experienced in 2001 to continue to have significant impact on its results for 2002. Although some recent economic data shows positive signs, it is still too early to determine the pace and extent of a recovery that might occur in 2002. Additionally, a significant portion of CompX's revenue is derived from the office furniture industry and the office furniture industry tends to lag in its recovery behind the rest of the economy. Given the uncertainty of the economic conditions, the Company continues to balance its focus on opportunities outside of the office furniture industry as well as continuing to drive operational efficiency through cost improvement initiatives and prudent balance sheet management. These measures are designed to minimize the adverse effect of lower furniture industry sales and more favorably position the Company to meet demand when the economy recovers. Additionally, the periodic amortization of goodwill will no longer impact operating results beginning in 2002.

Liquidity and Capital Resources

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities and non-cash stock award charges, for 1999, 2000 and 2001, are generally similar to the trends in the Company's earnings. Cash provided by operating activities totaled, $28.4 million, $28.4 million and $27.7 million for the years ended December 31, 1999, 2000 and 2001 respectively, compared to net income of $25.2 million, $22.1 million and $7.1 million, respectively. Depreciation and amortization increased during each of the past three years in part due to the acquisitions discussed above and additional expenditures on facilities expansion discussed below.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $84.6 million, $32.4 million and $2.7 million for the years ended December 31, 1999, 2000 and 2001, respectively. Cash used by investing activities in 1999 includes $65.0 million in cash for the Thomas Regout and Dynaslide acquisitions and approximately $9.3 million in 2000 for the Chicago Lock acquisition. In 2001, $10.0 million in cash was provided from the sale/leaseback of the Company's plant facility in the Netherlands. Other cash flows from investing activities in each of the past three years related principally to capital expenditures. Capital expenditures in the past three years emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. Capital expenditures in 1999 relates primarily to the additions of a fourth plating line at the Company's Kitchener facility, facility expansions in Kitchener, the acquisition of an adjoining manufacturing building at Fort Lock and the addition of automation equipment at all facilities. The capital expenditures in 2000 and 2001 relate primarily to the completion of the facility expansions mentioned above and additional facility expansions at the Company's Byron Center and Mauldin facilities.

     Pursuant to the sale/leaseback of the Company's plant facility in Maastricht, the Netherlands, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for approximately 30 months. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), has been deferred and will be amortized into income over the expected leaseback period. CompX will recognize rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period. Pursuant to the agreement, CompX is also obligated to acquire approximately 10 acres from the municipality of Maastricht for approximately $1.8 million within the next one to three years.

     Capital expenditures for 2002 are estimated at approximately $11 million, the majority of which relate to projects that emphasize improved production efficiency and shifting production capacity to lower cost facilities. Firm purchase commitments for capital projects in process at December 31, 2001 approximated $2.5 million.

     Financing activities. Net cash provided by (used in) financing activities totaled $17.0 million, $2.1 million and ($1.8) million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company paid its first regular quarterly dividend since the initial public offering of $0.125 per share in December 1999. Total cash dividends paid in 1999, 2000 and 2001 were $2.0 million, $8.1 million and $7.6 million, respectively.

     The Company's board of directors has authorized the Company to purchase up to approximately 1.5 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. As of December 31, 2001, the Company had purchased approximately 1,104,000 shares for an aggregate of $11.3 million pursuant to such authorization ($8.7 million for 844,300 shares in 2000 and $2.6 million for 259,600 shares in 2001).

     At December 31, 2001, the Company had $51 million of borrowing availability under its Revolving Senior Credit Facility, which expires in February 2003. Provisions contained in CompX's credit agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's credit agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of CompX's credit agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. See Note 7 to the Consolidated Financial Statements. Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

     Management believes that cash generated from operations and borrowing availability under the Revolving Senior Credit Facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that actual developments differ from the Company's expectations, CompX's liquidity could be adversely affected.

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

     Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, the Company is obligated to make future payments under certain debt and lease agreements, and is a party to other commitments. The following table summarizes these obligations as of December 31, 2001.

                                                         Payments due by period
                                                       --------------------------
                                                       Less than   1 - 3    4 - 5
                                                Total   1 year     years    years
                                                        (In thousands)

Long-term debt .............................   $49,000   $ --     $49,000   $--
Capital lease obligations ..................        56       56      --      --
Operating leases ...........................     2,796      990     1,432    374
Unconditional purchase obligations .........     2,500    2,500      --      --
Other long-term obligation - Maastricht
 real estate acquisition obligation ........     1,800     --       1,800    --
                                               -------   ------   -------   ----

Total contractual cash obligations .........   $56,152   $3,546   $52,232   $374
                                               =======   ======   =======   ====

     In addition, the Company is a party to certain other agreements that contractually and unconditionally commit the Company to pay certain amounts in the future. While the Company believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. Agreements to which the Company is a party that fall into this category, more fully described in Note 13 to the Consolidated Financial Statements, are CompX's patent license agreements under which it pays royalties based on the volume of certain products manufactured in Canada and sold in the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 2000 and 2001. See Note 1 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

     At December 31, 2000 and 2001, substantially all of the Company's outstanding indebtedness were variable rate borrowings. Such borrowings at December 31, 2001 related principally to $49 million ($39 million at December 31, 2000) in borrowings under the Revolving Senior Credit Facility. The outstanding balances at December 31, 2000 and 2001 (which approximate fair value) had a weighted-average interest rate of 6.7% and 4.2%, respectively. Amounts outstanding under this credit facility are due in 2003. The remaining indebtedness outstanding at December 31, 2000 and 2001 is not material.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products outside the United States (principally Canada, Western Europe and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through March 2001 to exchange an aggregate of $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn $1.48 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. The difference between the estimated fair value and the face value of all such outstanding forward contracts at December 31, 2000 is not material. No foreign exchange contracts were outstanding at December 31, 2001.

     Other. Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including the Netherlands, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remained legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

     During 2001, the functional currencies of the Company's Thomas Regout operations in Maastricht, the Netherlands, completed the conversion to the euro from its national currency. The euro conversion did not materially impact the Company's operations.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the CompX Proxy Statement. See Note 12 to the Consolidated Financial Statements.

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

 (b)                Reports on Form 8-K

                    No reports on Form 8-K were filed for the quarter ended December 31, 2001.

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

    3.2             Bylaws of Registrant - incorporated  by reference to Exhibit
                    3.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

    10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2001 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    10.2* CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

    10.3* CompX International Inc. Variable Compensation Plan effective as of January 1, 1999 - incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

    10.4 Agreement between Haworth, Inc. and Waterloo Furniture Components, Ltd. and Waterloo Furniture Components, Inc. effective October 1, 1992 - incorporated by reference to
                    Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

    10.5 Tax Sharing Agreement among the Registrant, Valcor, Inc. and Valhi, Inc. dated as of January 2, 1998 - incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

Item No.                            Exhibit Item

    10.6 $100,000,000 Credit Agreement between the Registrant, Bankers Trust Company, as Agent and various lending institutions dated February 26, 1998 - incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

    10.7 Amendment No. 1 to Credit Agreement between Registrant, Bankers Trust Company, as Agent and various lending institutions, dated December 15, 1999 - incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    10.8            Amendment  No. 2 to  Credit  Agreement  between  Registrant,
                    Bankers  Trust  Company,   as  Agent  and  various   lending
                    institutions, dated December 2001.

    10.9 Offer and Acquisition Agreement dated December 18, 1998 between CompX International Inc. and Thomas Regout Holding N.V. - incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated January 29, 1999.

    10.10*          Release  agreement  between  the  Registrant  and  Joseph S.
                    Compofelice, effective as of November 6, 2000.

    10.11*          Employment   agreement  between  Registrant  and  Wouter  J.
                    Dammers, effective August 30, 1999 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    10.12 Asset sale/leaseback agreement between Thomas Regout International BV and the municipality of Maastricht, the Netherlands dated December 21, 2001 (English translation from Dutch language document).

     21.1           Subsidiaries of the Registrant.

     23.1           Consent of PricewaterhouseCoopers LLP.

     99.1 Annual Report of the CompX Contributory Retirement Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 2001.











*Management contract, compensatory plan or agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMPX INTERNATIONAL INC.

                            By: /s/ Brent A. Hagenbuch
                                -----------------------------------------------
                                Brent A. Hagenbuch
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                        Title                         Date

/s/ Glenn R. Simmons             Chairman of the Board           March 21, 2002
-----------------------------
Glenn R. Simmons


/s/ Brent A. Hagenbuch           President and                   March 21, 2002
-----------------------------    Chief Executive Officer
Brent A. Hagenbuch               (Principal Executive
                                 Officer)


/s/ David A. Bowers              Vice Chairman of the Board      March 21, 2002
-----------------------------    and Chief Operating Officer
David A. Bowers


/s/ Stuart M. Bitting            Vice President and              March 21, 2002
-----------------------------    Chief Financial Officer
Stuart M. Bitting                (Principal Financial Officer)


/s/ Darryl R. Halbert            Vice President and              March 21, 2002
-----------------------------    Controller (Principal
Darryl R. Halbert                Accounting Officer)


/s/ Edward J. Hardin             Director                        March 21, 2002
-----------------------------
Edward J. Hardin


/s/ Paul M. Bass, Jr.            Director                        March 21, 2002
-----------------------------
Paul M. Bass, Jr.

/s/ Ann Manix                    Director                        March 21, 2002
-----------------------------
Ann Manix

/s/ Steven L. Watson             Director                        March 21, 2002
-----------------------------
Steven L. Watson

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                 Page

  Report of Independent Accountants                                  F-2

  Consolidated Balance Sheets - December 31, 2000 and 2001           F-3

  Consolidated Statements of Income -
   Years ended December 31, 1999, 2000 and 2001                      F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1999, 2000 and 2001                      F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1999, 2000 and 2001                      F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1999, 2000 and 2001                      F-9

  Notes to Consolidated Financial Statements                        F-10



Financial Statement Schedule

  Report of Independent Accountants                                  S-1

  Schedule II - Valuation and qualifying accounts                    S-2



      Schedules I, III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of CompX International Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                                    PricewaterhouseCoopers LLP



Dallas, Texas
March 1, 2002

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001

                        (In thousands, except share data)


              ASSETS                                        2000          2001
                                                            ----          ----

Current assets:
  Cash and cash equivalents ........................      $  9,820      $ 33,309
  Accounts receivable, less allowance for
   doubtful accounts of $487 and $841 ..............        30,833        23,422
  Income taxes receivable from affiliates ..........           305           351
  Refundable income taxes ..........................         2,165         2,032
  Inventories ......................................        36,246        30,902
  Prepaid expenses and other current assets ........         2,408         2,902
  Deferred income taxes ............................         1,209         1,944
                                                          --------      --------

      Total current assets .........................        82,986        94,862
                                                          --------      --------

Other assets:
  Goodwill .........................................        42,213        38,882
  Other intangible assets ..........................         2,646         2,440
  Deferred income taxes ............................         1,813         3,132
  Prepaid rent .....................................          --           1,079
  Other ............................................           868           577
                                                          --------      --------

      Total other assets ...........................        47,540        46,110
                                                          --------      --------

Property and equipment:
  Land .............................................         5,709         4,368
  Buildings ........................................        34,500        26,182
  Equipment ........................................        78,357        92,683
  Construction in progress .........................         9,787         4,618
                                                          --------      --------
                                                           128,353       127,851
  Less accumulated depreciation ....................        33,394        42,815
                                                          --------      --------

      Net property and equipment ...................        94,959        85,036
                                                          --------      --------

                                                          $225,485      $226,008

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2000 and 2001

                        (In thousands, except share data)


   LIABILITIES AND STOCKHOLDERS' EQUITY                      2000          2001
                                                             ----          ----

Current liabilities:
  Current maturities of long-term debt .................   $   1,638    $      56
  Accounts payable and accrued liabilities .............      26,487       23,168
  Payable to affiliate .................................        --             15
  Income taxes .........................................         648        1,000
  Deferred income taxes ................................         103          291
                                                           ---------    ---------

      Total current liabilities ........................      28,876       24,530
                                                           ---------    ---------

Noncurrent liabilities:
  Long-term debt .......................................      39,000       49,000
  Deferred income taxes ................................       4,852        7,573
  Accrued pension costs ................................       1,168          660
  Deferred gain on sale/leaseback ......................        --          1,221
  Other ................................................         626         --
                                                           ---------    ---------

      Total noncurrent liabilities .....................      45,646       58,454
                                                           ---------    ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares
   authorized, none issued .............................        --           --
  Class A common stock, $.01 par value;
   20,000,000 shares authorized; 6,204,680 and 6,207,180
   shares issued .......................................          62           62
  Class B common stock, $.01 par value;
   10,000,000 shares authorized, issued and outstanding          100          100
  Additional paid-in capital ...........................     119,194      119,224
  Retained earnings ....................................      51,395       50,966
  Accumulated other comprehensive income -
   currency translation ................................     (11,123)     (16,013)
  Treasury stock, at cost - 844,300 and 1,103,900 shares      (8,665)     (11,315)
                                                           ---------    ---------

      Total stockholders' equity .......................     150,963      143,024
                                                           ---------    ---------

                                                           $ 225,485    $ 226,008





Commitments and contingencies (Notes 1, 11 and 13)

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                                                   1999         2000         2001
                                                                   ----         ----         ----

Net sales ...................................................   $ 225,888    $ 253,294    $ 211,422
Cost of sales ...............................................     160,628      187,299      167,884
                                                                ---------    ---------    ---------
                                                                   65,260       65,995       43,538

Selling, general and administrative expense .................      25,220       28,693       28,310
Restructuring charge ........................................        --           --          2,742
                                                                ---------    ---------    ---------

      Operating income ......................................      40,040       37,302       12,486

Gain on sale of plant facility ..............................        --           --          2,246
Other general corporate income, net .........................         676          443        1,009
Interest expense ............................................      (1,554)      (2,302)      (2,859)
                                                                ---------    ---------    ---------

      Income before income taxes and
       minority interest ....................................      39,162       35,443       12,882

Provision for income taxes ..................................      14,102       13,390        5,758

Minority interest in losses .................................        (103)          (3)        --
                                                                ---------    ---------    ---------

      Net income ............................................   $  25,163    $  22,056    $   7,124
                                                                =========    =========    =========


Basic and diluted earnings per common share .................   $    1.56    $    1.37    $     .47
                                                                =========    =========    =========

Cash dividends per share ....................................   $    .125    $     .50    $     .50
                                                                =========    =========    =========

Shares used in the calculation of earnings per share amounts:
  Basic earnings per share ..................................      16,146       16,115       15,144
  Dilutive impact of stock options ..........................           3           32            6
                                                                ---------    ---------    ---------

  Diluted earnings per share ................................      16,149       16,147       15,150
                                                                =========    =========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)



                                                1999         2000         2001
                                                ----         ----         ----

Net income ...............................    $ 25,163     $ 22,056     $ 7,124
                                              --------     --------     -------

Other comprehensive income -
 currency translation adjustment:
    Pre-tax amount .......................      (3,875)      (5,159)     (5,097)
    Less income tax benefit ..............        --           (323)       (207)
                                              --------     --------     -------

    Total other comprehensive income .....      (3,875)      (4,836)     (4,890)
                                              --------     --------     -------

      Comprehensive income ...............    $ 21,288     $ 17,220     $ 2,234
                                              ========     ========     =======

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)

                                                     1999       2000         2001
                                                     ----       ----         ----

Cash flows from operating activities:
  Net income ..................................   $ 25,163    $ 22,056    $  7,124
  Depreciation and amortization ...............      9,406      12,416      14,769
  Deferred income taxes .......................      1,423       2,310       1,355
  Gain on sale of plant facility ..............       --          --        (2,246)
  Minority interest ...........................       (103)         (3)       --
  Other, net ..................................       (243)        (73)        465
  Change in assets and liabilities:
    Accounts receivable .......................     (3,186)       (826)      6,112
    Inventories ...............................     (1,992)     (7,421)      4,075
    Accounts payable and accrued liabilities ..     (2,470)      2,746      (3,983)
    Accounts with affiliates ..................        532        (284)        (38)
    Income taxes ..............................     (1,579)     (1,033)        202
    Other, net ................................      1,471      (1,458)       (172)
                                                  --------    --------    --------

      Net cash provided by operating activities     28,422      28,430      27,663
                                                  --------    --------    --------


Cash flows from investing activities:
  Capital expenditures ........................    (19,703)    (23,128)    (13,283)
  Proceeds from sale of plant facility ........       --          --        10,000
  Purchase of business units ..................    (64,975)     (9,346)       --
  Other, net ..................................         54         111         605
                                                  --------    --------    --------

      Net cash used by investing activities ...    (84,624)    (32,363)     (2,678)
                                                  --------    --------    --------


Cash flows from financing activities:
  Long-term debt:
    Borrowings ................................     20,000      20,274      14,919
    Principal payments ........................     (1,009)     (2,454)     (6,511)
  Issuance of common stock ....................       --         1,027        --
  Dividends paid ..............................     (2,018)     (8,076)     (7,553)
  Common stock reacquired .....................       --        (8,665)     (2,650)
  Other .......................................       --            13        --
                                                  --------    --------    --------

      Net cash provided (used) by financing
       activities .............................     16,973       2,119      (1,795)
                                                  --------    --------    --------

Net increase (decrease) .......................   $(39,229)   $ (1,814)   $ 23,190
                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)

                                              1999          2000          2001
                                              ----          ----          ----

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing
     activities .....................      $(39,229)      $ (1,814)      $23,190
    Business units acquired .........         4,785           --            --
    Currency translation ............          (750)          (535)          299
  Balance at beginning of year ......        47,363         12,169         9,820
                                           --------       --------       -------

  Balance at end of year ............      $ 12,169       $  9,820       $33,309
                                           ========       ========       =======

Supplemental disclosures:
  Cash paid for:
    Interest ........................      $  1,253       $  2,086       $ 3,238
    Income taxes ....................        13,284         12,562         4,126

  Net assets consolidated -
   business units acquired:
    Cash and cash equivalents .......      $  4,785       $   --         $  --
    Goodwill ........................        22,700          4,837          --
    Other intangible assets .........          --              254          --
    Other non-cash assets ...........        54,966          7,144          --
    Liabilities .....................       (17,476)        (2,889)         --
                                           --------       --------       -------

    Cash paid .......................      $ 64,975       $  9,346       $  --
                                           ========       ========       =======

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)

                                                               Accumulated other
                                                                 comprehensive
                                           Additional              income -                   Total
                             Common stock   paid-in   Retained     currency    Treasury   stockholders'
                            Class A Class B capital   Earnings    translation   stock        equity
                              ----   ----   -------   --------   -----------    -----        ------

Balance at December 31, 1998   $61   $100   $118,027   $ 14,270    $ (2,412)   $   --      $ 130,046

Net income .................    --    --        --       25,163        --          --         25,163
Other comprehensive income .    --    --        --         --        (3,875)       --         (3,875)
Cash dividends .............    --    --        --       (2,018)       --          --         (2,018)
Issuance of common stock ...    --    --          40       --          --          --             40
                               ---   ----   --------   --------    --------    --------    ---------

Balance at December 31, 1999    61    100    118,067     37,415      (6,287)       --        149,356

Net income .................    --    --        --       22,056        --          --         22,056
Other comprehensive income .    --    --        --         --        (4,836)       --         (4,836)
Cash dividends .............    --    --        --       (8,076)       --          --         (8,076)
Issuance of common stock ...     1    --       1,072       --          --          --          1,073
Common stock reacquired ....    --    --        --         --          --        (8,665)      (8,665)
Other ......................    --    --          55       --          --          --             55
                               ---   ----   --------   --------    --------    --------    ---------

Balance at December 31, 2000    62    100    119,194     51,395     (11,123)     (8,665)     150,963

Net income .................    --    --        --        7,124        --          --          7,124
Other comprehensive income .    --    --        --         --        (4,890)       --         (4,890)
Cash dividends .............    --    --        --       (7,553)       --          --         (7,553)
Issuance of common stock ...    --    --          30       --          --          --             30
Common stock reacquired ....    --    --        --         --          --        (2,650)      (2,650)
                               ---   ----   --------   --------    --------    --------    ---------

Balance at December 31, 2001   $62   $100   $119,224   $ 50,966    $(16,013)   $(11,315)   $ 143,024
                               ===   ====   ========   ========    ========    ========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

     Organization. CompX International Inc. (NYSE: CIX) is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. at December 31, 2001. The Company manufactures and sells component products (precision ball bearing slides, security products and ergonomic computer support systems). Contran Corporation holds, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive officer of each of Contran, Valhi and Valcor, may be deemed to control each of such companies and the Company.

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Fair value of financial instruments. The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of indebtedness approximates fair value due to the stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of CompX International Inc. and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 1999, 2000 and 2001 each consisted of 52 weeks.

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

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer. Shipping terms are generally F.O.B. shipping point, although in some instances, shipping terms are F.O.B. destination point. Amounts charged to customers for shipping and handling are not material. The related costs incurred for shipping and handling are also not material.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and potential losses rising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventories are based on average cost or the first-in, first-out method.

     Goodwill and other intangible assets. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is stated net of accumulated amortization of $5.1 million at December 31, 2000 and $7.3 million at December 31, 2001. Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 20 years. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill will no longer be subject to periodic amortization. See Notes 5 and 14.

     Other intangible assets, consisting of the estimated fair value of certain patents acquired, have been and will continue to be upon adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of such patents (approximately 11.25 years remaining at December 31, 2001), with no assumed residual value at the end of the life of the patents. Other intangible assets are stated net of accumulated amortization of $.8 million at December 31, 2000 and $1.0 million at December 31, 2001. Amortization expense of intangible assets was $207,000 in 1999, $361,000 in 2000 and $229,000 in 2001, and is expected to be approximately $250,000 in each of 2002 through 2006.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill or other intangible assets may be impaired, an evaluation was performed to determine if an impairment existed. Such events or circumstances included, among other things, significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors were considered in determining whether an impairment existed. If an impairment was determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, were written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. As of December 31, 2001, no such impairments were identified. Effective January 1, 2002, the Company will assess impairment of goodwill and other intangible assets in accordance with SFAS No. 142. See Notes 5 and 14.

     Property, equipment and depreciation. Property and equipment, including purchased computer software for internal use, are stated at cost. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 10 years for equipment and software. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company will assess impairment of goodwill in accordance with SFAS No. 142, and the Company will assess impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144. See Notes 5 and 14.

     Derivatives and hedging activities. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts discussed below, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at January 1, 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior GAAP, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2000 the Company held contracts maturing through March 2001 to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.48 per U.S. dollar. At December 31, 2000, the actual exchange rate was Cdn. $1.50 per U.S. dollar. No such contracts were held at December 31, 2001.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 1999, 2000 and 2001.

     Income taxes. The Company is a separate U.S. federal income taxpayer and is not a member of Contran's consolidated United States federal income tax group. The Company is however a part of consolidated tax returns filed by Contran in certain U.S. state jurisdictions. For such consolidated state tax returns, intercompany allocations of state tax provisions are computed on a separate company basis. Payments are made to, or received from Contran in the amounts that would have been paid to or received from the respective state tax authority had CompX not been a part of the consolidated state tax return.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $48 million at December 31, 2000 and $54 million at December 31, 2001.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 473,000 in 1999, 848,000 in 2000 and 746,000 in 2001.

     Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in any of the past three years.

     Other. Advertising costs, expensed as incurred, were $1,030,000 in 1999, $931,000 in 2000 and $1,026,000 in 2001. Research and development costs, expensed as incurred, were $1,032,000 in 1999, $1,082,000 in 2000 and $510,000 in 2001.

Note 2 - Business units acquired:

     In January 1999, the Company acquired Thomas Regout Holding N.V. ("Thomas Regout"), a precision ball bearing slide producer based in the Netherlands for a cash purchase price of NLG 98 million ($53.2 million), using funds on hand and $20 million of borrowings under the Company's revolving credit facility. In November 1999, the Company acquired the business that produces the Dynaslide line of precision ball bearing drawer slides in two manufacturing plants in Taipei, Taiwan ("Dynaslide") for a cash purchase price of $11.8 million using funds on hand. In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for a cash purchase price of $9.4 million, using borrowings under the revolving credit facility.

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

Note 3 - Business and geographic segments:

     Prior to the fourth quarter of 2001, the Company operated in one reportable segment - the manufacture and sale of mechanically-engineered components for office furniture and other markets. During the fourth quarter of 2001, the Company implemented certain operational and other changes at all of its plant facilities, revising the Company's organizational structure and causing the composition of the reportable segments to change. The Company now defines its operations in terms of three operating segments - CompX Security Products, CompX Waterloo and CompX Europe. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sales to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Europe segment, with facilities in the Netherlands, both manufacture a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications, and ergonomic computer support systems for office furniture. Because of the similar economic characteristics between the CompX Waterloo and CompX Europe segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes. Prior period segment information has been reclassified to reflect the new operating segments.

     The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes, minority interest and interest expense, exclusive of certain general corporate income and expense items (including interest income and foreign exchange transaction gains and losses) and special items. All corporate office operating expenses are allocated to the two reportable segments based upon the segments' net sales. The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations accounted for by the purchase method. See Note 2.

     Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash and cash equivalents. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2000 and 2001, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $92 million and $91 million, respectively.

                                                  Years ended December 31,
                                              1999          2000           2001
                                              ----          ----           ----
                                                       (In thousands)

Net sales:
CompX Waterloo/CompX Europe ..........      $150,947      $168,276      $137,351
CompX Security Products ..............        74,941        85,018        74,071
                                            --------      --------      --------

  Total net sales ....................      $225,888      $253,294      $211,422
                                            ========      ========      ========

                                                  Years ended December 31,
                                               1999          2000         2001
                                               ----          ----         ----
                                                       (In thousands)


Operating income:
  CompX Waterloo/CompX Europe ...........   $  26,833    $  24,822    $   5,166
  CompX Security Products ...............      13,207       12,480        7,320
                                            ---------    ---------    ---------

    Total operating income ..............      40,040       37,302       12,486

  Interest expense ......................      (1,554)      (2,302)      (2,859)
  Gain on sale of plant facility ........        --           --          2,246
  Other general corporate income, net ...         676          443        1,009
                                            ---------    ---------    ---------

    Income before income taxes and
     minority interest ..................   $  39,162    $  35,443    $  12,882
                                            =========    =========    =========

Depreciation and amortization:
  CompX Waterloo/CompX Europe ...........   $   5,526    $   7,697    $   9,136
  CompX Security Products ...............       3,880        4,719        5,633
                                            ---------    ---------    ---------

                                            $   9,406    $  12,416    $  14,769
                                            =========    =========    =========

Capital expenditures:
  CompX Waterloo/CompX Europe ...........   $  14,179    $  13,611    $   6,831
  CompX Security Products ...............       5,524        9,517        6,452
                                            ---------    ---------    ---------

                                            $  19,703    $  23,128    $  13,283
                                            =========    =========    =========

Net sales:
  Point of origin:
    Canada ..............................   $  96,915    $  99,088    $  81,326
    United States .......................      89,036      106,294       88,302
    The Netherlands .....................      36,834       35,767       32,216
    Taiwan ..............................         706       12,145        9,578
    Other ...............................       2,397         --           --
                                            ---------    ---------    ---------

                                            $ 225,888    $ 253,294    $ 211,422
                                            =========    =========    =========

  Point of destination:
    United States .......................   $ 133,700    $ 159,658    $ 130,534
    Canada ..............................      43,556       43,903       35,475
    Europe ..............................      41,498       34,858       37,097
    Other ...............................       7,134       14,875        8,316
                                            ---------    ---------    ---------

                                            $ 225,888    $ 253,294    $ 211,422
                                            =========    =========    =========

Total assets:
  CompX Waterloo/CompX Europe ...........   $ 129,458    $ 133,520    $ 131,634
  CompX Security Products ...............      72,570       90,321       92,503
  Corporate and eliminations ............         884        1,644        1,871
                                            ---------    ---------    ---------

                                            $ 202,912    $ 225,485    $ 226,008
                                            =========    =========    =========

                                                        December 31,
                                                 1999        2000          2001
                                                 ----        ----          ----
                                                        (In thousands)

Goodwill:
  CompX Waterloo/CompX Europe ...........      $19,962      $17,055      $15,139
  CompX Security Products ...............       21,735       25,158       23,743
                                               -------      -------      -------

                                               $41,697      $42,213      $38,882
                                               =======      =======      =======

Net property and equipment:
  United States .........................      $34,235      $47,555      $48,863
  Canada ................................       25,217       24,410       23,420
  The Netherlands .......................       17,602       17,259        7,323
  Other Europe ..........................        1,281         --           --
  Taiwan ................................        4,910        5,735        5,430
                                               -------      -------      -------

                                               $83,245      $94,959      $85,036
                                               =======      =======      =======

Note 4 -       Inventories:

                                                             December 31,
                                                        2000               2001
                                                        ----               ----
                                                             (In thousands)

Raw materials ............................            $11,866            $ 9,677
Work in process ..........................             11,454             12,619
Finished products ........................             12,811              8,494
Supplies .................................                115                112
                                                      -------            -------

                                                      $36,246            $30,902

Note 5 - Goodwill:

     Changes in the carrying  amount of goodwill  during the past three years is
presented  in  the  table  below.   Goodwill  was  generated   principally  from
acquisitions of certain business units during 1998, 1999 and 2000.

                                                             CompX
                                            CompX Waterloo/ Security
                                             CompX Europe   Products     Total
                                                          (In millions)

Balance at December 31, 1998 ...............      $--         $22.3       $22.3
Goodwill acquired during the year ..........       22.8          .7        23.5
Changes in currency
 exchange rates ............................       (2.2)       --          (2.2)
Periodic amortization ......................        (.7)       (1.2)       (1.9)
                                                  -----       -----       -----

Balance at December 31, 1999 ...............       19.9        21.8        41.7

Goodwill acquired/adjusted during
 the year ..................................        (.6)        4.7         4.1
Changes in currency
 exchange rates ............................       (1.2)       --          (1.2)
Periodic amortization ......................       (1.0)       (1.4)       (2.4)
                                                  -----       -----       -----

Balance at December 31, 2000 ...............       17.1        25.1        42.2

Changes in currency
 exchange rates ............................       (1.0)       --          (1.0)
Periodic amortization ......................        (.9)       (1.4)       (2.3)
                                                  -----       -----       -----

Balance at December 31, 2001 ...............      $15.2       $23.7       $38.9
                                                  =====       =====       =====

     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 14), the goodwill related to the CompX Security Products segment will be assigned to reporting units (as defined in SFAS No. 142) consisting of the reportable operating segments to which the goodwill relates.

Note 6 - Accounts payable and accrued liabilities:

                                                               December 31,
                                                          2000             2001
                                                          ----             ----
                                                              (In thousands)

Accounts payable ...............................         $12,560         $ 9,459
Accrued liabilities:
  Employee benefits ............................           7,898           6,619
  Insurance ....................................             311             361
  Royalties ....................................             470             223
  Restructuring ................................            --             2,278
  Deferred gain on sale/leaseback ..............            --               479
  Other ........................................           5,248           3,749
                                                         -------         -------

                                                         $26,487         $23,168

     In 2001, a charge of $2.7 million was recorded related to a consolidation and rationalization of CompX's European operations. This restructuring effort included headcount reductions of about 35 employees at the Company's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. Through December 31, 2001, approximately $400,000 of the total charge has been paid. Of the remainder, $1.8 million is expected to be paid in 2002 and $500,000 in 2003.

Note 7 - Indebtedness:

                                                               December 31,
                                                           2000            2001
                                                           ----            ----
                                                               (In thousands)

Revolving bank credit facility ...................        $39,000        $49,000
Capital lease obligations and other ..............          1,638             56
                                                          -------        -------
                                                           40,638         49,056
Less current portion .............................          1,638             56
                                                          -------        -------

                                                          $39,000        $49,000


     The Company has a $100 million unsecured revolving bank credit facility which bears interest at the Eurodollar Rate plus between 17.5 and 90.0 basis points depending on certain coverage ratios (resulting in an interest rate of 4.2% at December 31, 2001) and is due no later than February 2003. Borrowings are available for the Company's general corporate purposes, including acquisitions. At December 31, 2001, $51 million was available for borrowing under this facility. The facility contains certain covenants and restrictions customary in lending transactions of this type, which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends and requires maintenance of specified levels of net worth (as defined). In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. In December 2001, the credit facility was amended to permit the sale/leaseback of the Company' land and facility in the Netherlands without requiring the use of the net proceeds from such transaction to reduce outstanding borrowings under the facility or to result in a permanent reduction in the size of the facility. (See Note 11). At December 31, 2001, $13.5 million is available for dividends under the terms of the agreement.

     Other indebtedness at December 31, 2000 includes approximately $1.2 million in debt relating to a short-term bank borrowing. This borrowing, denominated in New Taiwan dollars, bore interest at an interest rate of 6.8% and was fully repaid in January 2001.

     Capital lease obligations, stated net of imputed interest, are due in 2002.

     Aggregate maturities of long-term debt at December 31, 2001 are shown in the table below.

Years ending December 31,                                Amount
                                                     (In thousands)

  2002                                                  $    56
  2003                                                   49,000
                                                        -------

                                                        $49,056

Note 8 - Employee benefit plans:

     Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $1,472,000 in 1999, $1,608,000 in 2000 and $1,720,000 in 2001.

     Defined benefit plans. Through January 1, 2001, the Company maintained a defined benefit pension plan covering substantially all full-time employees of Thomas Regout B.V. Variances from actuarially assumed rates resulted in increases or decreases in accumulated pension obligations, pension expense and funding requirements. As of January 1, 2001, the Company ceased providing future benefits under the plan, thus reducing certain pension benefit obligations. In connection with this curtailment, the Company recognized a curtailment gain of approximately $116,000 in 2001. See Note 11. As of December 31, 2001, certain obligations related to the terminated plan had not yet been fully settled and are reflected in accrued pension costs.

     The rates used in determining the actuarial present value of benefit obligations are presented below:

                                                        December 31,
                                                   2000              2001
                                                   ----              ----

Discount rate                                      4.0%                 6.25%
Rate of increase in future
 compensation levels                               3.0%          Not applicable
Long-term rate of return on assets                 4.0%                 4.0 %

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below.

                                                         Years ended December 31,
                                                             2000         2001
                                                             ----         ----
                                                              (In thousands)

Change in projected benefit obligations
 ("PBO"):
  PBO at beginning of the year .......................     $ 2,261      $ 2,301
  Service cost .......................................         131         --
  Interest cost ......................................          80         --
  Actuarial gains ....................................        --           (766)
  Curtailment gain ...................................        --           (116)
  Change in foreign exchange rates ...................        (171)        (140)
                                                           -------      -------

      PBO at end of the year .........................     $ 2,301      $ 1,279
                                                           =======      =======

Change in fair value of plan assets:
  Fair value of plan assets at
   beginning of the year .............................     $   990      $ 1,055
  Actual return on plan assets .......................          35           61
  Employer contributions .............................          54         --
  Participant contributions ..........................          51         --
  Change in foreign exchange rates ...................         (75)         (97)
                                                           -------      -------

      Fair value of plan assets at end of year .......     $ 1,055      $ 1,019
                                                           =======      =======

Funded status at year-end:
  Plan assets less than PBO ..........................     $ 1,246      $   260
  Unrecognized gains .................................        --            640
                                                           -------      -------
                                                           $ 1,246      $   900
                                                           =======      =======

Amounts recognized in the balance sheet -
 accrued pension costs:
    Current ..........................................     $    78      $   240
    Noncurrent .......................................       1,168          660
                                                           -------      -------

                                                           $ 1,246      $   900
                                                           =======      =======


                                                    Years ended December 31,
                                                 1999         2000         2001
                                                 ----         ----         ----
                                                           (In thousands)

Net periodic pension cost (benefit):
Service cost benefits ....................       $ 151        $ 131        $--
Interest cost on PBO .....................          92           80         --
Expected return on plan assets ...........         (41)         (35)        (61)
Unrecognized gains .......................        --           --            19
                                                 -----        -----        ----
                                                 $ 202        $ 176        $(42)
                                                 =====        =====        ====

Note 9 - Income taxes:

     The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                                   Years ended December 31,
                                                 1999        2000         2001
                                                 ----        ----         ----
                                                         (In thousands)
Components of pre-tax income (loss):
  United States ............................   $ 14,112    $  7,746    $   (998)
  Non-U.S ..................................     25,050      27,697      13,880
                                               --------    --------    --------

                                               $ 39,162    $ 35,443    $ 12,882
                                               ========    ========    ========

Provision for income taxes:
  Currently payable (refundable):
    U.S. federal and state .................   $  4,493    $  2,385    $   (844)
    Foreign ................................      8,186       8,695       5,247
                                               --------    --------    --------

                                                 12,679      11,080       4,403
                                               --------    --------    --------
  Deferred income taxes (benefit):
    U.S ....................................         38       1,034       1,941
    Foreign ................................      1,385       1,276        (586)
                                               --------    --------    --------

                                                  1,423       2,310       1,355
                                               --------    --------    --------

                                               $ 14,102    $ 13,390    $  5,758
                                               ========    ========    ========

Expected tax expense, at the U.S. federal
 statutory income tax rate of 35% ..........   $ 13,708    $ 12,405    $  4,509
Non-U.S. tax rates .........................        241         (90)       (353)
Incremental U.S. tax on earnings of
 foreign subsidiary ........................       --           198         330
No tax benefit for goodwill amortization ...        625         610         693
State income taxes and other, net ..........       (472)        267         579
                                               --------    --------    --------

                                               $ 14,102    $ 13,390    $  5,758
                                               ========    ========    ========

Comprehensive provision for income taxes
 (benefit) allocable to:
  Pre-tax income ...........................   $ 14,102    $ 13,390    $  5,758
  Other comprehensive income -
   currency translation ....................       --          (323)       (207)
                                               --------    --------    --------

                                               $ 14,102    $ 13,067    $  5,551
                                               ========    ========    ========

     The components of net deferred tax assets (liabilities) are summarized below.

                                                                December 31,
                                                              2000        2001
                                                              ----        ----
                                                              (In thousands)

Tax effect of temporary differences related to:
  Inventories ............................................   $   283    $   630
  Property and equipment .................................    (7,505)    (7,890)
  Accrued liabilities and other deductible differences ...     2,674      2,987
  Tax loss and credit carryforwards ......................     3,890      4,831
  Other taxable differences ..............................    (1,275)    (3,346)
  Valuation allowance ....................................      --         --
                                                             -------    -------

                                                             $(1,933)   $(2,788)
                                                             =======    =======

Net current deferred tax assets ..........................   $ 1,209    $ 1,944
Net current deferred tax liabilities .....................      (103)      (291)
Net noncurrent deferred tax assets .......................     1,813      3,132
Net noncurrent deferred tax liabilities ..................    (4,852)    (7,573)
                                                             -------    -------

                                                             $(1,933)   $(2,788)
                                                             =======    =======

     At December 31, 2000, the Company had $.7 million of foreign tax credit carryforwards which expired unused during 2001.

     At December 31, 2001, the Company has net operating loss ("NOL") carryforwards, which expire in 2007 through 2018, of approximately $8.4 million for U.S. federal income tax purposes. The NOL carryforwards arose from the acquisition of Thomas Regout's U.S. subsidiary. These losses may only be used to offset future taxable income of the acquired subsidiary and are not available to offset taxable income of other subsidiaries. Utilization of such NOL carryforwards is limited to approximately $400,000 annually. The Company utilized NOL carryforwards of $300,000 in 1999 and none of such NOL carryforwards in 2000 and 2001. At December 31, 2001, the Company also has the equivalent of approximately $4.7 million of tax loss carryforwards in the
Netherlands with no expiration date. The Company believes that it is more-likely-than-not that all such NOLs will be utilized to reduce future income tax liabilities. Consequently, no valuation allowance has been recorded to offset the deferred tax asset related to these NOLs.

Note 10 - Stockholders' equity:


                                      Shares of common stock             Class B
                                             Class A                   Issued and
                                Issued      Treasury     Outstanding   outstanding

Balance at December 31, 1998   6,144,880         --       6,144,880    10,000,000

Issued .....................       2,500         --           2,500          --
                               ---------   ----------    ----------    ----------

Balance at December 31, 1999   6,147,380         --       6,147,380    10,000,000

Issued .....................      57,300         --          57,300          --
Reacquired .................        --       (844,300)     (844,300)         --
                               ---------   ----------    ----------    ----------

Balance at December 31, 2000   6,204,680     (844,300)    5,360,380    10,000,000

Issued .....................       2,500         --           2,500          --
Reacquired .................        --       (259,600)     (259,600)         --
                               ---------   ----------    ----------    ----------

Balance at December 31, 2001   6,207,180   (1,103,900)    5,103,280    10,000,000
                               =========   ==========    ==========    ==========

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

     Reacquired common stock. The Company's Board of Directors has authorized the Company to purchase up to approximately 1.5 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. As of December 31, 2001, the Company had purchased approximately 1,104,000 shares for an aggregate of $11.3 million pursuant to such authorization.

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

                                                                              Amount
                                                            Exercise          payable
                                                            price per           upon
                                              Share           share           exercise

Outstanding at December 31, 1998               419              $20.00        $ 8,390

Granted                                        253       15.88 - 20.00          4,647
Canceled                                       (14)      17.94 - 20.00           (253)
                                              ----      --------------        -------

Outstanding at December 31, 1999               658       15.88 - 20.00         12,784

Granted                                        292       12.50 - 19.63          5,360
Exercised                                      (57)      17.94 - 20.00         (1,073)
Canceled                                      (171)      15.88 - 20.00         (3,290)
                                              ----      --------------        -------

Outstanding at December 31, 2000               722       12.50 - 20.00         13,781

Granted                                        330       10.00 - 13.00          4,071
Canceled                                      (196)      13.00 - 20.00         (3,691)
                                              ----      --------------        -------

Outstanding at December 31, 2001               856      $10.00 - 20.00        $14,161
                                              ====      ==============        =======

     Outstanding options at December 31, 2001 represent approximately 17% of the Company's outstanding Class A common shares at that date and expire through 2011 with a weighted-average remaining term of 8 years. At December 31, 2001, options to purchase 255,000 of the Company's shares were exercisable at prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $4.8 million, with a weighted average exercise price of $16.57 per share. These exercisable options are exercisable through 2011. Substantially all of such exercisable options are exercisable at prices higher than the Company's December 31, 2001 market price of $12.97 per share. At December 31, 2001, options to purchase 161,000 shares are scheduled to become exercisable in 2002 and an aggregate of 417,000 shares were available for future grants.

     Other. The following pro forma information, required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998. The weighted average fair values of CompX options granted during 1999, 2000 and 2001 were $11.56, $7.86 and $4.53 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 37% to 45%, risk-free rates of return of 5.1% to 6.9%, dividend yields of nil to 5.0% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

     Had the Company elected to account for its stock-based employee compensation for all awards granted subsequent to January 1, 1998 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $1.0 million, $1.3 million and $1.5 million in 1999, 2000 and 2001 respectively, or $.06, $.08 and $.10 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

Note 11 - Other general corporate income, net

                                                      Years ended December 31,
                                                    1999       2000        2001
                                                    ----       ----        ----
                                                          (In thousands)

Net foreign currency transaction gain (loss) ....   $(290)   $  (117)   $   636
Interest income .................................     862        569        574
Defined benefit plan curtailment gain ...........    --         --          116
Other income, net ...............................     104         (9)      (317)
                                                    -----    -------    -------

                                                    $ 676    $   443    $ 1,009
                                                    =====    =======    =======

     Other income, net in 2001 includes a $2.2 million pre-tax gain related to the sale/leaseback of CompX's manufacturing facility in the Netherlands. Pursuant to the sale/leaseback, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for approximately 30 months. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), has been deferred and will be amortized into income over the expected leaseback period. CompX will recognize rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period. Pursuant to the agreement, CompX is also obligated to acquire approximately 10 acres from the municipality of Maastricht for approximately $1.8 million within the next 1 to 3 years. Also include in other income, net in 2001 is a $2.7 million pre-tax restructuring charge related to CompX's European operations. See
Note 6.

Note 12 - Related party transactions:

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

     Under the terms of Intercorporate Service Agreements ("ISAs") with Contran, Valhi and NL Industries, Inc. , a majority-owned subsidiary of Valhi, Contran, Valhi and NL Industries, Inc. have performed certain management, tax planning, financial and administrative services for the Company on a fee basis over the past three years. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Contran, Valhi or NL Industries, Inc. employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISAs are reviewed and approved by the applicable independent directors of the companies that are parties to the agreement. In addition, certain occupancy and related office services are provided based upon square footage occupied. Fees pursuant to these agreements aggregated $433,000 in 1999, $689,000 in 2000 and $1,245,000 in 2001.

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

     The Company and other entities related to Contran participate in a combined risk management program. Net charges from related parties related to this buying program, principally charges for insuring property and other risks, aggregated $431,000 in 1999, $563,000 in 2000 and $422,000 in 2001. These fees and charges are principally pass-through in nature.

Note 13 - Commitments and contingencies:

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

     Concentration of credit risk. The Company's products are sold primarily in North America and Europe to original equipment manufacturers. The ten largest customers accounted for approximately 33%, 35% and 36% of sales in 1999, 2000 and 2001, respectively, with no single customer accounting for more than 10% of sales.

     Other.  Royalty  expense was  $1,097,000  in 1999,  $1,073,000  in 2000 and
$672,000 in 2001. Royalties relate principally to certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement.

     Rent expense, principally for equipment, was $609,000 in 1999, $1,072,000 in 2000 and $1,861,000 in 2001. At December 31, 2001, future minimum rentals under noncancellable operating leases are approximately $990,000 in 2002, $730,000 in 2003, $385,000 in 2004, $317,000 in 2005, $242,000 in 2006 and
$132,000 thereafter.

     Firm purchase commitments for capital projects in process at December 31, 2001 approximated $2.5 million.

Note 14 - Accounting principles not yet adopted:

     Goodwill. The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill, will not be amortized on a periodic basis. Instead, goodwill will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. The Company would have reported net income of approximately $9.4 million, or $.62 per diluted share, in 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

     As discussed in Note 5, the Company has assigned its goodwill to two reporting units. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the CompX Security Products and CompX Waterloo/CompX Europe reporting units exceeds the respective net carrying value of such reporting units, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with SFAS No. 141.

     In determining the estimated fair value of the reporting units, the Company will use discounted cash flows valuation techniques.

     The Company has completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist. In accordance with the requirements of SFAS No. 142, the Company will review goodwill of the reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

     Impairment  of  long-lived  assets.  The  Company  will adopt SFAS No. 144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 will not have a significant effect on the Company as of January 1, 2002.

     Asset retirement obligations. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

Note 15 -      Quarterly results of operations (unaudited):

                                                          Quarter ended
                                                          -------------
                                              March 31   June 30  Sept. 30  Dec. 31
                                              --------   -------  --------  -------
                                            (In millions, except per share amounts)

2000:
  Net sales ...............................   $   66.1 $   65.1 $   63.0 $   59.0
  Operating income ........................       10.7     11.5      9.1      5.9
  Net income ..............................        6.6      7.1      5.5      2.9

  Basic and diluted earnings per share ....   $     .41$     .44$     .34$     .18

2001:
  Net sales ...............................   $   59.6 $   53.4 $   51.5 $   47.0
  Operating income (loss) .................        6.8      5.3      4.1     (3.8)
  Net income (loss) .......................        3.7      2.7      2.1     (1.4)

  Basic and diluted earnings (loss)
   per share ..............................   $     .24$     .18$     .14$    (.09)

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     During the fourth quarter of 2001, the Company recorded the following significant adjustments:

o A $2.7 million pre-tax restructuring charge related to CompX's European operations. See Note 6.

o A $2.2 million pre-tax gain on the sale/leaseback of its manufacturing facility located in Maastricht, the Netherlands. See Note 11.

o A $3.0 million pre-tax charge related to changes in estimates with respect to reserves for obsolete and slow-moving inventory and other items. Approximately $2.1 million of this charge related to the CompX Security Products segment with the remaining $.9 million relating to the CompX Waterloo/CompX Europe segment.

     The aggregate effect of these fourth quarter 2001 adjustments was a pre-tax charge of $3.5 million ($2.0 million, or $.13 per diluted share, net of income taxes).

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of CompX International Inc.:


     Our audits of the consolidated financial statements referred to in our report dated March 1, 2002, appearing on page F-2 of this 2001 Annual Report on Form 10-K of CompX International Inc., also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                  PricewaterhouseCoopers LLP


Dallas, Texas
March 1, 2002

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                   Additions
                                        Balance at charged to                                 Balance
                                         beginning costs and                 Net     Currency  at end
             Description                  of year   expenses  Deductions translation Other(a) of year
       ------------------                 ------- ----------  --------    --------    -----    -------


Year ended December 31, 1999:

  Allowance for doubtful accounts .......   $  310   $    10    $ (101)    $   12     $  494  $  725
                                            ======   =======    ======     ======     ======  ======

  Amortization of goodwill ..............   $  828   $ 1,902    $ --       $ --       $ --    $2,730
                                            ======   =======    ======     ======     ======  ======

  Amortization of other intangible assets   $  216   $   207    $ --       $    3     $ --    $  426
                                            ======   =======    ======     ======     ======  ======

Year ended December 31, 2000:

  Allowance for doubtful accounts .......   $  725   $  (123)   $  (79)    $  (36)    $ --    $  487
                                            ======   =======    ======     ======     ======  ======

  Amortization of goodwill ..............   $2,730   $ 2,390    $ --       $  (55)    $ --    $5,065
                                            ======   =======    ======     ======     ======  ======

  Amortization of other intangible assets   $  426   $   361    $ --       $   (2)    $ --    $  785
                                            ======   =======    ======     ======     ======  ======

Year ended December 31, 2001:

  Allowance for doubtful accounts .......   $  487   $   636    $ (296)    $   14     $ --    $  841
                                            ======   =======    ======     ======     ======  ======

  Amortization of goodwill ..............   $5,065   $ 2,304    $ --       $  (75)    $ --    $7,294
                                            ======   =======    ======     ======     ======  ======

  Amortization of other intangible assets   $  785   $   229    $ --       $   (4)    $ --    $1,010
                                            ======   =======    ======     ======     ======  ======


(a)     Business units acquired.

Note - certain prior year amounts have been reclassified to conform to the current year presentation.