Form 10-Q
period 2002-03-31
COMPX INTERNATIONAL INC
filed 2002-05-09
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2002            Commission file number 1-13905
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
                                                              --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Class A common stock outstanding on May 3, 2002: 5,103,280.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2001
                  and March 31, 2002                                   3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 2001 and 2002            5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2001 and 2002            6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2002           7-8

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2002                     9

                 Notes to Consolidated Financial Statements           10-15

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                16-19

Part II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                     20

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                    December 31,     March 31,
                                                            2001           2002
                                                           ------        -------

Current assets:
  Cash and cash equivalents ........................      $ 33,309      $ 32,643
  Accounts receivable, net .........................        23,422        24,490
  Income taxes receivable from affiliates ..........           351           351
  Other receivable from affiliate ..................          --              48
  Refundable income taxes ..........................         2,032         2,165
  Inventories ......................................        30,902        29,108
  Prepaid expenses and other .......................         2,902         2,777
  Deferred income taxes ............................         1,944         1,885
                                                          --------      --------

      Total current assets .........................        94,862        93,467
                                                          --------      --------

Other assets:
  Goodwill .........................................        38,882        38,687
  Other intangible assets ..........................         2,440         2,458
  Deferred income taxes ............................         3,132         3,036
  Prepaid rent .....................................         1,079         1,066
  Other ............................................           577           395
                                                          --------      --------

      Total other assets ...........................        46,110        45,642
                                                          --------      --------

Property and equipment:
  Land .............................................         4,368         4,332
  Buildings ........................................        26,182        26,284
  Equipment ........................................        92,683        96,245
  Construction in progress .........................         4,618         4,363
                                                          --------      --------

                                                           127,851       131,224

  Less accumulated depreciation ....................        42,815        45,916
                                                          --------      --------

      Net property and equipment ...................        85,036        85,308
                                                          --------      --------

                                                          $226,008      $224,417
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,    March 31,
                                                          2001           2002
                                                        --------      ---------

Current liabilities:
  Current maturities of long-term debt ...........     $      56      $  49,044
  Accounts payable and accrued liabilities .......        23,168         22,206
  Payable to affiliate ...........................            15            120
  Deferred income taxes ..........................           291            290
  Income taxes ...................................         1,000            900
                                                       ---------      ---------

      Total current liabilities ..................        24,530         72,560
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        49,000           --
  Deferred income taxes ..........................         7,573          8,429
  Accrued pension costs ..........................           660           --
  Deferred gain on sale/leaseback ................         1,221          1,159
                                                       ---------      ---------

      Total noncurrent liabilities ...............        58,454          9,588
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,224        119,224
  Retained earnings ..............................        50,966         50,409
  Accumulated other comprehensive income
   - currency translation ........................       (16,013)       (16,211)
  Treasury stock .................................       (11,315)       (11,315)
                                                       ---------      ---------

      Total stockholders' equity .................       143,024        142,269
                                                       ---------      ---------

                                                       $ 226,008      $ 224,417
                                                       =========      =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2001 and 2002

                      (In thousands, except per share data)


                                                             2001         2002
                                                             ----         ----

Net sales ..............................................   $ 59,583    $ 48,569
Cost of sales ..........................................     45,711      38,862
                                                           --------    --------
                                                             13,872       9,707

Selling, general and administrative ....................      7,067       7,187
                                                           --------    --------

    Operating income ...................................      6,805       2,520

Other general corporate income, net ....................       (239)       (311)
Interest expense .......................................        804         683
                                                           --------    --------

    Income before income taxes .........................      6,240       2,148

Provision for income taxes .............................      2,515         817
                                                           --------    --------

    Net income .........................................   $  3,725    $  1,331
                                                           ========    ========


Basic and diluted earnings per common share ............   $    .24    $    .09
                                                           ========    ========

Cash dividends per share ...............................   $  0.125    $  0.125
                                                           ========    ========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ......................     15,255      15,103
  Dilutive impact of outstanding stock options .........          1          14
                                                           --------    --------

  Diluted earnings per common share ....................     15,256      15,117
                                                           ========    ========

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2001 and 2002

                                 (In thousands)



                                                             2001         2002
                                                             ----         ----


Net income ...........................................     $ 3,725      $ 1,331

Other comprehensive loss -
  currency translation adjustment, net of tax ........      (3,503)        (198)
                                                           -------      -------

      Comprehensive income ...........................     $   222      $ 1,133
                                                           =======      =======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2002

                                 (In thousands)

                                                               2001        2002
                                                               ----        ----

Cash flows from operating activities:
  Net income .............................................   $ 3,725    $ 1,331
  Depreciation and amortization ..........................     3,596      3,080
  Deferred income taxes ..................................       334      1,010
  Other, net .............................................       103       (258)
                                                             -------    -------
                                                               7,758      5,163
  Change in assets and liabilities:
    Accounts receivable ..................................      (833)    (1,377)
    Inventories ..........................................      (803)     1,794
    Accounts payable and accrued liabilities .............    (5,409)      (963)
    Accounts with affiliates .............................       174         57
    Income taxes .........................................     1,153       (233)
    Other, net ...........................................       (80)        73
                                                             -------    -------

      Net cash provided by operating activities ..........     1,960      4,514
                                                             -------    -------

Cash flows from investing activities -
 capital expenditures ....................................    (3,766)    (3,699)
                                                             -------    -------

Cash flows from financing activities:
  Indebtedness:
     Additions ...........................................     7,000       --
     Principal payments ..................................    (2,268)       (13)
  Dividends ..............................................    (1,890)    (1,888)
  Common stock reacquired ................................    (2,442)      --
                                                             -------    -------

      Net cash provided (used) by financing activities ...       400     (1,901)
                                                             -------    -------

Net decrease in cash and cash equivalents ................   $(1,406)   $(1,086)
                                                             =======    =======

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2001 and 2002

                                 (In thousands)

                                                         2001              2002
                                                         ----              ----

Cash and cash equivalents:
  Net change from operating, investing
   and financing activities ...................        $(1,406)        $ (1,086)
  Currency translation ........................            296              420
                                                       -------         --------
                                                        (1,110)            (666)

  Balance at beginning of period ..............          9,820           33,309
                                                       -------         --------

  Balance at end of period ....................        $ 8,710         $ 32,643
                                                       =======         ========

Supplemental disclosures:
  Cash paid for:
    Interest ..................................        $   963         $    581
    Income taxes ..............................          1,054              173

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2002

                                 (In thousands)

                                                                    Accumulated
                                                                      other
                                                                   comprehensive
                                             Additional            income (loss)-             Total
                               Common Stock   paid-in   Retained     currency    Treasury  stockholders'
                              Class A Class B capital   earnings   translation    stock       equity
                              ------- ------- -------   --------    ---------   ---------    --------

Balance at December 31, 2001    $62   $100   $119,224   $ 50,966    $(16,013)   $(11,315)   $ 143,024

Net income ..................    --    --        --        1,331        --          --          1,331

Other comprehensive loss, net    --    --        --         --          (198)       --           (198)

Cash dividends ..............    --    --        --       (1,888)       --          --         (1,888)
                                ---   ----   --------   --------    --------    --------    ---------

Balance at March 31, 2002 ...   $62   $100   $119,224   $ 50,409    $(16,211)   $(11,315)   $ 142,269
                                ===   ====   ========   ========    ========    ========    =========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2002 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2001 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 2001 Annual Report.

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

Note 2 - Business segment information:

     The Company defines its operations in terms of three operating segments - CompX Security Products, CompX Waterloo and CompX Europe. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sales to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Europe segment, with facilities in the Netherlands, both manufacture a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications, and manufacture or distribute ergonomic computer support systems for office furniture. Because of the similar economic characteristics between the CompX Waterloo and CompX Europe segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes.

                                                          Three months ended
                                                               March 31,
                                                         2001             2002
                                                         ----             ----
                                                             (In thousands)

Net sales:
  CompX Waterloo/CompX Europe ..................       $ 39,057        $ 30,388
  CompX Security Products ......................         20,526          18,181
                                                       --------        --------

    Total net sales ............................       $ 59,583        $ 48,569
                                                       ========        ========

Operating income:
  CompX Waterloo/CompX Europe ..................       $  4,234        $    411
  CompX Security Products ......................          2,571           2,109
                                                       --------        --------

    Total operating income .....................          6,805           2,520

Interest expense ...............................           (804)           (683)
Other general corporate income, net ............            239             311
                                                       --------        --------

  Income before income taxes ...................       $  6,240        $  2,148
                                                       ========        ========

Note 3 - Inventories:

                                                    December 31,         March 31,
                                                        2001               2002
                                                       ------            -------
                                                            (In thousands)

Raw materials ............................            $ 9,677            $ 8,787
Work in process ..........................             12,619             12,416
Finished products ........................              8,494              7,849
Supplies .................................                112                 56
                                                      -------            -------

                                                      $30,902            $29,108
                                                      =======            =======

Note 4 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill is presented in the table below.

                                                      Operating segment
                                               CompX Waterloo/   CompX Security
                                                CompX Europe        Products     Total
                                                           (In millions)

Balance at December 31, 2001 ................      $15.2              $23.7      $38.9
Goodwill acquired during
 the period .................................       --                  --         --
Changes in foreign exchange rates ...........        (.2)               --         (.2)
                                                   -----              -----      -----

Balance at March 31, 2002 ...................      $15.0              $23.7      $38.7
                                                   =====              =====      =====


     Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 (See Note 10), the goodwill related to the CompX
Security Products segment and the CompX Waterloo/CompX Europe segment was assigned to reporting units (as defined in SFAS No. 142) consisting of the reportable operating segments to which the goodwill relates.

     Other intangible assets. Other intangible assets consisting of the estimated fair value of certain patents acquired, are stated net of accumulated amortization of $1.1 million at March 31, 2002 (December 31, 2001 - $1.0 million). Such intangible assets have been, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 11 years remaining at March 31, 2002) with no assumed residual value at the end of the life of the patents. Amortization expense of intangible assets was approximately $60,000 in each of the first three months of 2001 and 2002, and is expected to be approximately $250,000 in each of calendar years 2002 through 2006.

Note 5 -       Accounts payable and accrued liabilities:

                                                       December 31,      March 31,
                                                          2001             2002
                                                         ------           ------
                                                               (In thousands)

Accounts payable                                         $ 9,459         $ 9,655
Accrued liabilities:
Employee benefits ..............................           6,619           6,685
Insurance ......................................             361             427
Royalties ......................................             223             157
Restructuring ..................................           2,278           1,733
Deferred gain on sale/leaseback ................             479             503
Other ..........................................           3,749           3,046
                                                         -------         -------

                                                         $23,168         $22,206
                                                         =======         =======

     In 2001, a charge of $2.7 million was recorded related to a consolidation and rationalization of CompX's European operations. This restructuring effort included headcount reductions of about 35 employees at the Company's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. Through March 31, 2002, approximately $1.0 million of the total charge has been paid. Of the remainder, $1.2 million is expected to be paid in the last nine months of 2002 and $500,000 in 2003.

Note 6 - Indebtedness:

                                                          December 31,  March 31,
                                                              2001         2002
                                                             ------      -------
                                                                (In thousands)

Revolving bank credit facility, due February 2003 ......     $49,000     $49,000
Capital lease obligations and other ....................          56          44
                                                             -------     -------

                                                              49,056      49,044
Less current maturities ................................          56      49,044
                                                             -------     -------

                                                             $49,000     $  --
                                                             =======     =======

Note 7 - Other general corporate income, net:

                                                             Three months ended
                                                                  March 31,
                                                              2001         2002
                                                              ----         ----
                                                                 (In thousands)

Interest income ......................................       $ 153        $ 184
Foreign currency transactions, net ...................         109         (290)
Defined benefit pension plan settlement gain .........        --            677
Other, net ...........................................         (23)        (260)
                                                             -----        -----

                                                             $ 239        $ 311
                                                             =====        =====

     As of January 1, 2001, the Company ceased providing future benefits under a defined benefit pension plan covering substantially all full-time employees of Thomas Regout International B.V. This action reduced certain pension benefit obligations and resulted in a curtailment gain in the fourth quarter of 2001. Certain other remaining obligations related to the terminated plan were fully settled during the first quarter of 2002, resulting in a settlement gain of approximately $677,000.

Note 8 - Provision for income taxes:

                                                              Three months ended
                                                                   March 31,
                                                              2001        2002
                                                              ----        ----
                                                               (In thousands)

Expected tax expense .................................      $ 2,184       $ 752
Non-U.S. tax rates ...................................          (97)        (87)
No tax benefit for amortization of goodwill ..........          174        --
Other, net ...........................................          254         152
                                                            -------       -----

                                                            $ 2,515       $ 817
                                                            =======       =====

Note 9 - Accounting principles newly adopted in 2002:

     Goodwill. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis. Goodwill is subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002, and all goodwill arising in a purchase business combination completed on or after July 1, 2001 was not periodically amortized from the date of such combination.

     As discussed in Note 4, the Company has assigned its goodwill to two reporting units (as that term is defined in SFAS No. 142). Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the CompX Security Products and CompX Waterloo/CompX Europe reporting units exceeds the respective net carrying value of such reporting units, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

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

     As shown in the following table, the Company would have reported net income of $4.2 million, or $.28 per share, for the three months ended March 31, 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

                                                              Three months ended
                                                                    March 31,
                                                              2001         2002
                                                              ----         ----
                                                             (In millions, except
                                                              per share amounts)

Net income as reported ...............................        $ 3.7        $ 1.3
Adjustment - goodwill amortization ...................           .5         --
                                                              -----        -----
Adjusted net income ..................................        $ 4.2        $ 1.3
                                                              =====        =====

Diluted net income per share as reported .............        $ .24        $ .09
Adjustment - goodwill amortization ...................          .04         --
                                                              -----        -----
Adjusted diluted net income per share ................        $ .28        $ .09
                                                              =====        =====


     Impairment  of  long-lived  assets.  The  Company  adopted  SFAS  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company as of January 1, 2002.

Note 10 - Accounting principles not yet adopted:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

     The Company reported net income of $1.3 million in the first quarter of 2002, a decrease of 64% from net income of $3.7 million for the first quarter of 2001.

     As discussed in Note 9 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $4.2 million in the first quarter of 2001, or about $500,000 higher, if goodwill amortization included in the Company's reported net income had not been recognized. Of such $500,000 difference, approximately $200,000 relates to amortization of goodwill attributable to the Company's CompX
Waterloo/CompX Europe segment and $300,000 relates to the Company's CompX Security Products segment.

Results of Operations

                                                 Three months ended
                                                       March 31,
                                                  -----------------          %
                                                  2001         2002        Change
                                                  ----         ----        ------
                                                     (In millions)

Net sales:
  CompX Waterloo/CompX Europe ...........       $39,057       $30,388       -22%
  CompX Security Products ...............        20,526        18,181       -11%
                                                              -------       ----

    Total net sales .....................       $59,583       $48,569       -18%
                                                              =======       ====

Operating income:
  CompX Waterloo/CompX Europe ...........       $ 4,234       $   411       -90%
  CompX Security Products ...............         2,571         2,109       -18%
                                                              -------       ----

    Total operating income ..............       $ 6,805       $ 2,520       -63%
                                                              =======       ====


     Net sales. Net sales decreased $11.0 million, or 18%, to $48.6 million in the first quarter of 2002 from $59.6 million in the first quarter of 2001. The decrease is principally due to decreased demand for the Company's office furniture products resulting from continued weak economic conditions in the manufacturing sector in North America and Europe, and the negative effects of fluctuations in currency exchange rates. Net sales of slide products decreased 27% in the first quarter of 2002 compared to the first quarter of 2001, and net sales of ergonomic and security products decreased 23% and 11%, respectively for the same comparable periods.

     Operating income. Operating income in the first quarter of 2002 was $2.5 million compared to $6.8 million for the first quarter of 2001, decreasing 63% over the first quarter of 2001. As a percentage of net sales, operating income was 5% for the first quarter of 2002 compared to 11% for the first quarter of 2001. Despite the positive effects of continued cost reductions and no amortization of goodwill in 2002, operating income for the first quarter of 2002 as compared to the first quarter of 2001 was adversely impacted by the continuing decline in volume levels and the related impact on manufacturing efficiencies together with the effects of changes in the sales mix (particularly at the CompX Waterloo/CompX Europe segment). Operating income at the CompX Waterloo/CompX Europe segment decreased 90% in the first three months of 2002 compared to the first quarter of 2001, while operating income at the CompX Security Products segment decreased 18% for the same period. If goodwill amortization included in CompX's reported operating income had not been recognized during the first three months of 2001, total operating income would have decreased 66% in the first three months of 2002 compared to the first three months of 2001. Similarly, operating income at the CompX Security Products segment would have decreased 28% and operating income at the CompX
Waterloo/CompX Europe segment would have decreased 91% for the same comparable period. Note 9 to the Consolidated Financial Statements more fully discusses the transitional impact of the adoption of SFAS No. 142 as of January 1, 2002.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, approximately 60% of CompX's sales generated from its Canadian operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2002, currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted the Company's sales comparisons with the corresponding period of the prior year (principally with respect to slide products). Excluding the effect of currency, the Company's sales decreased 17% in the first quarter of 2002 compared to the corresponding period in 2001 and the sales of the Company's CompX Waterloo/CompX Europe segment decreased 19% for the same period. Currency exchange rate fluctuations with respect to the Canadian dollar positively affected CompX's operating income comparisons with the corresponding period of the prior year whereas exchange rate fluctuations in the euro, New Taiwan dollar and other currencies did not materially impact these operating income comparisons. Excluding the effect of currency, operating income decreased 67% in the first quarter of 2002 compared to 2001 and operating income for the CompX Waterloo/CompX Europe segment decreased 97%.

     Outlook. The current weak economic cycle is expected to continue and will resultantly have a negative impact on CompX's results for the remainder of 2002. Given the uncertainty of the overall economic conditions and that a significant portion of CompX's revenue is derived from the office furniture industry which tends to lag in its recovery behind the rest of the economy, CompX continues to balance its focus on opportunities outside of the office furniture industry. Focus on cost improvement initiatives and prudent balance sheet management also continues in order to minimize the impact of lower sales to the office furniture industry and to favorably position the Company to meet demand when the economy recovers.

General Corporate and other items

     Other general corporate income, net. The components of other general corporate income, net are summarized in Note 7 to the Consolidated Financial Statements, and primarily include interest income, foreign currency transaction gains and losses and a settlement gain relating to CompX's terminated defined benefit pension plan. See Note 7 to the Consolidated Financial Statements.

     Interest income increased in the first quarter of 2002 as compared to the corresponding period in 2001 primarily due to a higher level of funds available for investment. Also included in other general corporate income, net are other gains and losses on disposals of property and equipment and other assets.

     Interest expense. Interest expense declined in the first quarter of 2002 compared to the first quarter of 2001 due primarily to lower average interest rates on CompX's Revolving Senior Credit Facility. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in the remainder of 2002 is expected to continue to be lower compared to the same periods in 2001 due to anticipated debt reduction in 2002 using available cash on hand.

     Provision for income taxes. The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (county and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate.

     As discussed in Note 9 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 resulted in a reduction in the Company's overall effective income tax rate as compared to 2001.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $7.8 million and $5.2 million in the first quarter of 2001 and 2002, respectively, compared to net income of $3.7 million and $1.3 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $3.8 million and $3.7 million in the first quarter of 2001 and 2002, respectively.

     The capital expenditures for 2002 relate primarily to tooling costs at the Company's facilities and equipment additions designed to improve manufacturing efficiencies at the Company's security products and ergonomic and slide products facilities. Capital expenditures for 2002 are estimated at approximately $10 million to $13 million, the majority of which relate to projects that emphasize improved production efficiency and shifting production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at March 31, 2002 approximated $1.2 million.

     Financing activities. Net cash provided (used) by financing activities totaled $400,000 and ($1.9) million in the first quarter of 2001 and 2002, respectively. The Company paid its regular quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2002.

     CompX's board of directors has authorized CompX to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through March 31, 2002, the Company had purchased 1.1 million shares pursuant to such authorization for an aggregate of $11.3 million. None of such shares were purchased during 2002.

     Management believes that cash generated from operations and borrowing availability under the Company's unsecured revolving bank credit facility ($51 million available for borrowing at March 31, 2002), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future. CompX expects to renew its existing revolving bank credit facility prior to its expiration in February 2003. There can be no assurance however, that such renewal will occur, or that the Company will be able to obtain comparable terms under the new credit facility.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, changes in costs of raw materials and other operating costs (such as energy costs), general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, substitute products, customer and competitor strategies, the introduction of trade barriers, the impact of pricing and production decisions, fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation, the ability of the Company to renew or obtain credit facilities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                      None

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 2002.

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                    -----------------------------
                                             (Registrant)




Date May 9, 2002                  By /s/ Stuart M. Bitting
     ---------------                 ---------------------------
                                     Stuart M. Bitting
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date May 9, 2002                  By /s/ Darryl R. Halbert
     ---------------                 ---------------------------
                                     Darryl R. Halbert
                                     Vice President and Controller
                                     (Principal Accounting Officer)