Form 10-K/A
period 2001-12-31
COMPX INTERNATIONAL INC
filed 2002-06-11
CIK 1049606

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2002, 5,103,280, shares of Class A common stock were outstanding. The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $62.0 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          Exhibit No. 99.1, Annual Report of the CompX Contributory Retirement Plan (Form 11-K) for the year ended December 31, 2001 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

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



                                             COMPX INTERNATIONAL INC.
                                          -----------------------------
                                                  (Registrant)



Dated:  June 11, 2002                    By:  /s/ Stuart M. Bitting
                                              ---------------------
                                              Stuart M. Bitting
                                              Vice President, Treasurer and
                                              Chief Financial Officer




                                                                  Exhibit 99.1








                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K



                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 - For the
                       fiscal year ended December 31, 2001


                         Commission file number 1-13905
                                     -------



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


                       COMPX CONTRIBUTORY RETIREMENT PLAN

                               By:  ADMINISTRATIVE COMMITTEE OF THE
                                    COMPX CONTRIBUTORY RETIREMENT PLAN

                               By:  /s/ Darryl R. Halbert
                                    ------------------------------------
                                    Darryl R. Halbert
                                    Committee Member


June 11, 2002

                       COMPX CONTRIBUTORY RETIREMENT PLAN

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                December 31, 2001

                                      with

                        REPORT OF INDEPENDENT ACCOUNTANTS

                       COMPX CONTRIBUTORY RETIREMENT PLAN

            Index of Financial Statements and Supplemental Schedules



                                                                      Page

Report of Independent Accountants                                      2

Financial Statements

   Statements of Net Assets Available for Benefits -
     December 31, 2000 and 2001                                        3

   Statement of Changes in Net Assets Available for Benefits -
     Year ended December 31, 2001                                      4

   Notes to Financial Statements                                       5-8

Supplemental Schedules

   Schedule G, part 3 - Schedule of Nonexempt Transactions
    for the year ended December 31, 2001                               9

   Schedule H, line 4i - Schedule of Assets Held for
    Investment Purposes - December 31, 2001                            10

                        Report of Independent Accountants



To the Administrative Committee of
 CompX Contributory Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of CompX Contributory Retirement Plan (the "Plan") at December 31, 2000 and 2001 and the changes in net assets available for benefits for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Schedule of Nonexempt Transactions and Schedule of Assets Held for Investment Purposes are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                              PricewaterhouseCoopers LLP


Dallas, Texas
May 30, 2002

                       COMPX CONTRIBUTORY RETIREMENT PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           December 31, 2000 and 2001



                                                       2000             2001
                                                       ----             ----

Assets:
Investments at fair value ....................      $13,754,694      $13,681,452

Contributions receivable:
  Employer ...................................          666,730          451,572

  Participant ................................           41,469             --
                                                    -----------      -----------

    Net assets available for benefits ........      $14,462,893      $14,133,024
                                                    ===========      ===========

                       COMPX CONTRIBUTORY RETIREMENT PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                          Year ended December 31, 2001




Additions:
  Investment income -
   interest and dividends .....................................    $    503,017
                                                                   ------------

  Contributions:
    Employer ..................................................         550,261
    Participants ..............................................       1,097,236
                                                                   ------------

                                                                      1,647,497

      Total additions .........................................       2,150,514
                                                                   ------------

Deductions:
  Net depreciation in fair value of investments ...............       2,525,578
  Benefits to participants ....................................       1,327,736
  Administrative expenses .....................................           1,375
                                                                   ------------

      Total deductions ........................................       3,854,689
                                                                   ------------

Net decrease in net assets available for benefits .............      (1,704,175)

Transfers from:
  Thomas Regout USA Inc. Salary Deferral Plan .................       1,172,991

  Chicago Lock Company Employee 401(K) Retirement Plan ........         155,196

  Chicago Lock Company SEIU Local 1 401(K) Retirement Plan ....          46,119

Net assets available for benefits:
  Beginning of year ...........................................      14,462,893
                                                                   ------------

  End of year .................................................    $ 14,133,024
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

     The Plan is a defined contribution plan which covers eligible salaried and hourly U.S. employees of CompX International Inc. and its subsidiaries (collectively, the "Employer"). Employees are eligible to participate in the Plan as of the first entry date, as defined, concurrent with or next following the completion of one year of employment and attaining 20 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     The Employer is a 69%-owned subsidiary of Valhi, Inc. Valhi is a 94%-owned subsidiary of Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Contran and Valhi, may be deemed to control each of such companies and the Employer.

     Effective October 1, 2001, the Thomas Regout USA Inc. Salary Deferral Plan was merged into the Plan and all of the assets of such plan were transferred to the Plan.

     In September 2001, the undistributed assets from Chicago Lock Company SEIU Local 1 401(K) Retirement Plan and Chicago Lock Company Employee 401(K) Retirement Plan (collectively, the "Chicago Plans") were transferred into the Plan. The Chicago Plans were terminated effective December 31, 2000, and any assets that could not be distributed to individual participants were transferred to the Plan.

     Contributions. The Plan permits participants to defer 1% to 15% of their pre-tax annual compensation as contributions, not to exceed a deferral of $10,500 in 2001 (subject to adjustment in future years), through payroll deductions. The Employer's contribution is based upon a profit-sharing formula and the Employer's profit, as defined, during the Plan year. The Employer's contribution is allocated to participants' accounts on a percentage or matching basis relative to the participants' contributions for the year. The Employer's contribution is reduced, as provided by the Plan, by nonvested amounts forfeited by participants who withdraw from the Plan. At December 31, 2000 and 2001, unallocated forfeited nonvested accounts were $18,627 and $21,274 respectively. For the years ended December 31, 2000 and 2001, $20,615 and nil of forfeitures were used to reduce employer contributions, respectively.

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

     Benefits are recorded when paid.

     Participants' accounts. Participants can direct the Plan administrator to invest, in 1% increments, their account balance in publicly-traded registered investment companies or pooled funds administered by Putnam Investments or in CompX International Inc. common stock. Below are the investment fund options available to participants at December 31, 2001:

     Putnam Voyager Fund - Seeks capital appreciation. Invests primarily in common stocks.

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

     PIMCO  Total  Return  Fund  -  Seeks  maximum   current  income  and  price
     appreciation. Invests in intermediate - maturity fixed-income securities from all major sectors of the bond market.

     UAM ICM Small Company Portfolio Fund - Seeks maximum, long-term total return. Invests in common stocks of smaller to midsize companies.

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

     Company Stock Fund - Invests in CompX International Inc. class A common stock.

     The above fund descriptions provide only general information. Participants should refer to the Prospectus of each fund for a more complete description.

     Each participant's account is credited with the participant's contribution and an allocation of the Employer's contribution and Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings, matching or account balances, as defined in the Plan.

     In addition to the Putnam Funds, a "Loan Fund" is maintained to account for loans to participants, as permitted by the Plan. These loans, which are secured by the balance in the participant's account, bear interest at rates ranging from 5.75% to 10.5% and mature through 2016.

     Plan termination. The Employer has the right under the Plan to discontinue its contributions at any time and to terminate the Plan, in compliance with the provisions of ERISA. In the event the Plan is terminated, the accounts of all participants will become fully vested.

     Basis of accounting. The financial statements of the Plan are prepared in accordance with accounting principles generally accepted in the United States of America. Valuation of investments is more fully described in Note 2.

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

     Risks and uncertainties. The Plan provides for various investment options in a variety of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants' account balances and the amounts reported in the Plan's statement of net assets available for benefits.

     Expenses of administering the Plan. The Plan provides that the Employer will generally reimburse the Plan for administrative expenses paid by the Plan. The Employer paid a significant portion of the 2001 administrative expenses.

     Tax status. The Plan has been notified by the Internal Revenue Service that it is a qualified plan under Section 401(a) and Section 401(k) of the Internal Revenue Code (the "Code"), and is therefore exempt from federal income taxes under provisions of Section 501(a) of the Code.

     The Plan has been amended since it was notified of its exempt status by the Internal Revenue Service. Management believes the Plan currently is designed and operates in accordance with the applicable requirements of the Code and therefore remains exempt from federal income taxes under provisions of Section 501(a) of the Code. In February 2002, the Plan submitted the Plan's document to the Internal Revenue Service for approval.

Note 2 - Investments:

     General. The assets of the Plan are held and the related investment transactions are executed by Putnam Fiduciary Trust Company as trustee (the "Trustee") of the CompX Master 401(k) Plan Trust (the "Trust"). The Trust invests in publicly-traded registered investment companies, pooled funds administered by Putnam Investments and CompX International Inc. class A common stock (see Note 1). The Plan's investments are stated at fair value based on quoted market prices and net appreciation (depreciation) for the year is reflected in the Plan's statement of changes in net assets available for plan benefits. The net appreciation (depreciation) consists of realized gains or losses and unrealized appreciation or depreciation on investments.

     The following presents investments that represent 5 percent or more of the Plan's net assets at year end:

                                                            December 31,
                                                         2000            2001
                                                         ----            ----

Putnam Voyager Fund (class Y shares) ...........      $3,831,317      $3,043,075

Putnam Stable Value Fund (pooled fund) .........       2,719,778       2,854,648

Putnam Vista Fund (class Y shares) .............       3,327,830       2,006,590

PIMCO Total Return Fund ........................            --         1,113,511

The George Putnam Fund of Boston
 (class Y shares) ..............................         564,989       1,004,358

Putnam S&P 500 Index Fund (pooled fund) ........         401,758         978,530



Note 3 - Deposit of participant contributions:

     ERISA requires employees to transfer participant elective deferrals to the Plan's trust account within a specified period of time. In 2001, the Employer did not transfer certain contributions within the time required by ERISA. However, all contributions have been transferred to the Plan's trust account, and as prescribed by the regulations, additional amounts have been contributed.

                       COMPX CONTRIBUTORY RETIREMENT PLAN

             SCHEDULE G, PART 3 - SCHEDULE OF NONEXEMPT TRANSACTIONS
                      For the year ended December 31, 2001


                                                                                                              Expenses
                                                                                                            Incurred in
                                                          Description                                     Connection with
              Party                   Relationship            of             Loan        Net Gain on        Transaction
                                                                                                            -----------
             Involved                    to Plan          Transaction       Amount       Transaction

Thomas Regout USA Inc.              Sponsor            Loan - late           $7,124          $517            $   -
                                   deposit of
                                  contribution

Thomas Regout USA Inc.              Sponsor            Loan - late           $6,859          $882            $   -
                                   deposit of
                                  contribution

                       COMPX CONTRIBUTORY RETIREMENT PLAN

      SCHEDULE H, line 4i - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2001


                                                                         Fair
                                                                         value

*Putnam Voyager Fund - Class Y ................................      $ 3,043,075
*Putnam Stable Value Fund (Common/Collective Trust) ...........        2,854,648
*Putnam Vista Fund - Class Y ..................................        2,006,590
*PIMCO Total Return Fund ......................................        1,113,511
*The George Putnam Fund of Boston - Class Y ...................        1,004,358
*Putnam S&P 500 Index Fund (Common/Collective Trust) ..........          978,530
*Putnam International Growth Fund - Class Y ...................          505,559
*Putnam OTC and Emerging Growth Fund - Class Y ................          399,559
*UAM ICM Small Company Portfolio Fund .........................          388,363
*Putnam Equity Income Fund - Class Y ..........................          365,469
*Putnam Asset Allocation Fund -
  Balanced Portfolio - Class Y ................................           72,531
*Putnam Asset Allocation Fund -
  Growth Portfolio - Class Y ..................................           52,530
*Putnam Asset Allocation Fund -
  Conservative Portfolio - Class Y ............................           44,014

*CompX International Inc. Class A common stock ................          208,654

*Loans to participants (with interest rates from
  5.75% to 10.5%), mature through 2016 ........................          644,061
                                                                     -----------

                                                                     $13,681,452



* party in interest


                                                                     EXHIBIT 1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-56163) of CompX International Inc. of our report dated May 30, 2002, relating to the financial statements and supplementary schedules of the CompX Contributory Retirement Plan, which appears in this Form 11-K.



                                                    PricewaterhouseCoopers LLP




Dallas, Texas
June 11, 2002