Form 10-Q
period 2002-06-30
COMPX INTERNATIONAL INC
filed 2002-08-14
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2002            Commission file number 1-13905
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
                                                                --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number  of  shares  of Class A common  stock  outstanding  on  August  9,  2002:
5,115,780.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2001
                  and June 30, 2002                                     3-4

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2001 and 2002                                 5

                 Consolidated Statements of Comprehensive Income -
                  Three months and six months ended
                  June 30, 2001 and 2002                                 6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2001 and 2002                7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2002                         8

                 Notes to Consolidated Financial Statements             9-14

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                 15-19

Part II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders.    20

Item 6.          Exhibits and Reports on Form 8-K.                       20

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                     December 31,    June 30,
                                                             2001         2002
                                                            ------       -------

Current assets:
  Cash and cash equivalents ........................      $ 33,309      $ 11,140
  Accounts receivable, net .........................        23,422        24,756
  Income taxes receivable from affiliates ..........           351           384
  Refundable income taxes ..........................         2,032         4,041
  Inventories ......................................        30,902        31,114
  Prepaid expenses and other .......................         2,902         2,906
  Deferred income taxes ............................         1,944         1,956
                                                          --------      --------

      Total current assets .........................        94,862        76,297
                                                          --------      --------

Other assets:
  Goodwill .........................................        38,882        40,286
  Other intangible assets ..........................         2,440         2,397
  Deferred income taxes ............................         3,132         3,053
  Prepaid rent .....................................         1,079           811
  Other ............................................           577           349
                                                          --------      --------

      Total other assets ...........................        46,110        46,896
                                                          --------      --------

Property and equipment:
  Land .............................................         4,368         4,433
  Buildings ........................................        26,182        26,755
  Equipment ........................................        92,683       100,970
  Construction in progress .........................         4,618         6,922
                                                          --------      --------

                                                           127,851       139,080

  Less accumulated depreciation ....................        42,815        50,816
                                                          --------      --------

      Net property and equipment ...................        85,036        88,264
                                                          --------      --------

                                                          $226,008      $211,457
                                                          ========      ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,     June 30,
                                                          2001            2002
                                                        --------        -------

Current liabilities:
  Current maturities of long-term debt ...........     $      56      $  30,031
  Accounts payable and accrued liabilities .......        23,168         22,590
  Payable to affiliate ...........................            15              1
  Deferred income taxes ..........................           291             45
  Income taxes ...................................         1,000            792
                                                       ---------      ---------

      Total current liabilities ..................        24,530         53,459
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        49,000           --
  Deferred income taxes ..........................         7,573          9,661
  Accrued pension costs ..........................           660           --
  Deferred gain on sale/leaseback ................         1,221            877
                                                       ---------      ---------

      Total noncurrent liabilities ...............        58,454         10,538
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,224        119,260
  Retained earnings ..............................        50,966         49,352
  Accumulated other comprehensive income
   - currency translation ........................       (16,013)        (9,999)
  Treasury stock .................................       (11,315)       (11,315)
                                                       ---------      ---------

      Total stockholders' equity .................       143,024        147,460
                                                       ---------      ---------

                                                       $ 226,008      $ 211,457
                                                       =========      =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                               Three months ended    Six months ended
                                                    June 30,              June 30,
                                                --------------       ----------------
                                                2001      2002       2001        2002
                                               ------    ------     ------      ------

Net sales .................................   $53,371   $51,017   $ 112,954    $99,586
Cost of sales .............................    41,095    41,266      86,806     80,128
                                              -------   -------   ---------    -------
                                               12,276     9,751      26,148     19,458

Selling, general and administrative .......     6,932     7,072      13,999     14,259
                                              -------   -------   ---------    -------

    Operating income ......................     5,344     2,679      12,149      5,199

Other expense (income), net ...............        20       456        (219)       145
Interest expense ..........................       868       655       1,672      1,338
                                              -------   -------   ---------    -------

    Income before income taxes ............     4,456     1,568      10,696      3,716

Provision for income taxes ................     1,796       737       4,311      1,554
                                              -------   -------   ---------    -------

    Net income ............................   $ 2,660   $   831   $   6,385    $ 2,162
                                              =======   =======   =========    =======

Basic and diluted earnings per common share   $   .18   $   .05   $     .42    $   .14
                                              =======   =======   =========    =======

Cash dividends per share ..................   $  .125   $  .125   $     .25    $   .25
                                              =======   =======   =========    =======

Shares used in the calculation
 of per share amounts:
   Basic earnings per common share ........    15,114    15,105      15,185     15,104
   Dilutive impact of outstanding
    stock options .........................         9        17           5         15
                                              -------   -------   ---------    -------

   Diluted common shares ..................    15,123    15,122      15,190     15,119
                                              =======   =======   =========    =======

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                          Three months ended   Six months ended
                                                June 30,            June 30,
                                             --------------     ---------------
                                             2001      2002     2001       2002
                                            ------    ------   ------     ------


Net income .............................   $ 2,660    $  831   $ 6,385    $2,162

Other comprehensive income -
  Currency translation adjustment,
  net of tax ...........................       (53)    6,212    (3,556)    6,014
                                           -------    ------   -------    ------

      Comprehensive income .............   $ 2,607    $7,043   $ 2,829    $8,176
                                           =======    ======   =======    ======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2002

                                 (In thousands)

                                                             2001         2002
                                                             ----         ----

Cash flows from operating activities:
  Net income ...........................................   $  6,385    $  2,162
  Depreciation and amortization ........................      7,314       6,466
  Deferred income taxes ................................        581         (62)
  Other, net ...........................................        190        (408)
                                                           --------    --------
                                                             14,470       8,158
  Change in assets and liabilities:
    Accounts receivable ................................      1,265        (598)
    Inventories ........................................       (469)        869
    Accounts payable and accrued liabilities ...........     (6,480)       (320)
    Accounts with affiliates ...........................         62         (47)
    Income taxes .......................................       (449)       (393)
    Other, net .........................................        532         104
                                                           --------    --------

      Net cash provided by operating activities ........      8,931       7,773
                                                           --------    --------

Cash flows from investing activities -
 capital expenditures ..................................     (6,966)     (7,519)
                                                           --------    --------

Cash flows from financing activities:
  Indebtedness:
     Additions .........................................     14,919        --
     Principal payments ................................     (6,485)    (19,025)
  Dividends ............................................     (3,778)     (3,776)
  Common stock reacquired ..............................     (2,650)       --
                                                           --------    --------

      Net cash provided (used) by financing activities .      2,006     (22,801)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...      3,971     (22,547)

Currency translation ...................................         20         378
                                                           --------    --------

                                                              3,991     (22,169)

Cash and cash equivalents:
  Balance at beginning of period .......................      9,820      33,309
                                                           --------    --------

  Balance at end of period .............................   $ 13,811    $ 11,140
                                                           ========    ========

Supplemental disclosures - cash paid for:
  Interest .............................................   $  1,949    $  1,252
  Income taxes .........................................      3,983       2,317

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2002

                                 (In thousands)

                                                                   Accumulated
                                                                      other
                                                                  comprehensive
                                              Additional           income (loss)-                Total
                                 Common Stock   paid-in   Retained   currency    Treasury    stockholders'
                               Class A Class B  capital   earnings  translation    stock         equity

Balance at December 31, 2001 ..   $62   $100   $119,224   $ 50,966    $(16,013)   $(11,315)   $ 143,024

Net income ....................    --    --        --        2,162        --          --          2,162

Other comprehensive income, net    --    --        --         --         6,014        --          6,014

Issuance of common stock ......    --    --          36       --          --          --             36

Cash dividends ................    --    --        --       (3,776)       --          --         (3,776)
                                  ---   ----   --------   --------    --------    --------    ---------

Balance at June 30, 2002 ......   $62   $100   $119,260   $ 49,352    $ (9,999)   $(11,315)   $ 147,460
                                  ===   ====   ========   ========    ========    ========    =========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2002 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2001 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

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

Note 2 - Business segment information:

     The Company defines its operations in terms of three operating segments - CompX Security Products, CompX Waterloo and CompX Regout (formerly called CompX Europe). The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sales to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Regout segment, with facilities in the Netherlands, both manufacture a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications, and manufacture or distribute ergonomic computer support accessories for office furniture. Because of the similar economic characteristics between the CompX Waterloo and CompX Regout segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes.

                                   Three months ended       Six months ended
                                         June 30,                 June 30,
                                    ----------------        -----------------
                                    2001        2002        2001         2002
                                    ----        ----        ----         ----
                                                   (In thousands)

Net sales:
    CompX Waterloo/CompX Regout   $ 34,702    $ 31,725    $  73,759    $ 62,113
    CompX Security Products ...     18,669      19,292       39,195      37,473
                                  --------    --------    ---------    --------

      Total net sales .........   $ 53,371    $ 51,017    $ 112,954    $ 99,586
                                  ========    ========    =========    ========

  Operating income:
    CompX Waterloo/CompX Regout   $  2,872    $    303    $   7,106    $    714
    CompX Security Products ...      2,472       2,376        5,043       4,485
                                  --------    --------    ---------    --------

      Total operating income ..      5,344       2,679       12,149       5,199

  Other general corporate
   income, net ................        (20)       (456)         219        (145)
  Interest expense ............       (868)       (655)      (1,672)     (1,338)
                                  --------    --------    ---------    --------

    Income before income taxes    $  4,456    $  1,568    $  10,696    $  3,716
                                  ========    ========    =========    ========



Note 3 -       Inventories:

                                                    December 31,         June 30,
                                                       2001               2002
                                                       ----               ----
                                                             (In thousands)

Raw materials ............................            $ 9,677            $ 7,907
Work in process ..........................             12,619             13,726
Finished products ........................              8,494              9,329
Supplies .................................                112                152
                                                      -------            -------

                                                      $30,902            $31,114
                                                      =======            =======

Note 4 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill are presented in the table below.

                                                     Operating segment
                                             CompX Waterloo/ CompX Security
                                              CompX Regout     Products     Total
                                                           (In millions)

Balance at December 31, 2001 ..................   $15.2          $23.7      $38.9
Goodwill acquired during
 the period ...................................    --             --         --
Changes in foreign exchange rates .............     1.4           --          1.4
                                                  -----          -----      -----

Balance at June 30, 2002 ......................   $16.6          $23.7      $40.3
                                                  =====          =====      =====

     Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 (See Note
10), the goodwill related to the CompX Security Products segment and the CompX Waterloo/CompX Regout segment was assigned to reporting units (as defined in SFAS No. 142) consisting of the reportable operating segments to which the goodwill relates.

     Other intangible assets. Other intangible assets consisting of the estimated fair value of certain patents acquired, are stated net of accumulated amortization of $1.1 million at June 30, 2002 (December 31, 2001 - $1.0 million). Such intangible assets have been, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 10.75 years remaining at June 30, 2002) with no assumed residual value at the end of the life of the patents. Amortization expense of intangible assets was approximately $60,000 in each of the three month periods ending June 30, 2001 and 2002 and $120,000 in each of the first six months of 2001 and 2002. Such amortization expense is expected to be approximately $250,000 in each of calendar years 2002 through 2006.

Note 5 -       Accounts payable and accrued liabilities:

                                                       December 31,      June 30,
                                                           2001            2002
                                                           ----            ----
                                                              (In thousands)

Accounts payable ...............................         $ 9,459         $10,241
Accrued liabilities:
  Employee benefits ............................           6,619           7,182
  Insurance ....................................             361             396
  Royalties ....................................             223             117
  Restructuring ................................           2,278             683
  Deferred gain on sale/leaseback ..............             479             765
  Other ........................................           3,749           3,206
                                                         -------         -------

                                                         $23,168         $22,590
                                                         =======         =======

     In 2001, a charge of $2.7 million (euro 3.1 million) was recorded related to a consolidation and rationalization of CompX's Regout operations. This restructuring effort included headcount reductions of about 35 employees at the Company's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. Through June 30, 2002, approximately $2.2 million of the total charge has been paid. Of the remainder, $100,000 is expected to be paid in the last six months of 2002 and $600,000 in 2003. The restructuring liability has also changed due to fluctuations in foreign currency exchange rates.

Note 6 - Indebtedness:

                                                           December 31,  June 30,
                                                               2001       2002
                                                               ----       ----
                                                                (In thousands)

Revolving bank credit facility, due February 2003 ......     $49,000     $30,000
Other ..................................................          56          31
                                                             -------     -------

                                                              49,056      30,031
Less current maturities ................................          56      30,031
                                                             -------     -------

                                                             $49,000     $  --
                                                             =======     =======

Note 7 - Other expense (income), net:

                                           Three months ended    Six months ended
                                                 June 30,            June 30,
                                             --------------      ---------------
                                             2001      2002      2001       2002
                                             ----      ----      ----       ----
                                                        (In thousands)

Interest income ........................    $(134)    $(111)    $(287)    $(295)
Foreign currency transactions, net .....      197       640        88       930
Defined benefit pension plan
 settlement gain .......................     --        --        --        (677)
Other, net .............................      (43)      (73)      (20)      187
                                            -----     -----     -----     -----

                                            $  20     $ 456     $(219)    $ 145
                                            =====     =====     =====     =====

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

Note 8 - Provision for income taxes:

                                       Three months ended       Six months ended
                                             June 30,                June 30,
                                         ---------------       ----------------
                                         2001       2002       2001        2002
                                         ----       ----       ----        ----
                                                     (In thousands)

Expected tax expense ...............   $ 1,560    $   549    $ 3,744    $ 1,301
Non-U.S. tax rates .................       (77)      (116)      (174)      (203)
No tax benefit for amortization of
 goodwill ..........................       172       --          346       --
Other, net .........................       141        304        395        456
                                       -------    -------    -------    -------

                                       $ 1,796    $   737    $ 4,311    $ 1,554
                                       =======    =======    =======    =======


Note 9 - Accounting principles newly adopted in 2002:

     Goodwill. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis. Goodwill is subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002, and all goodwill arising in a purchase business combination completed on or after July 1, 2001 was not periodically amortized from the date of such combination.

     As discussed in Note 4, the Company has assigned its goodwill to two reporting units (as that term is defined in SFAS No. 142). Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the CompX Security Products and CompX Waterloo/CompX Regout reporting units exceeds the respective net carrying value of such reporting units, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company will use discounted cash flow valuation techniques.

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

     As shown in the following table, the Company would have reported net income of $3.2 million, or $.21 per share, and $7.4 million, or $.49 per share, for the three and six month periods ended June 30, 2001, respectively, if the goodwill amortization included in the Company's reported net income had not been recognized.

                                               Three months ended Six months ended
                                                    June 30,          June 30,
                                                 --------------    -------------
                                                 2001      2002    2001     2002
                                                 ----      ----    ----     ----
                                             (In millions, except per share amounts)

Net income as reported ......................    $ 2.7    $  .8   $ 6.4    $ 2.2
Adjustment - goodwill amortization ..........       .5     --       1.0     --
                                                 -----    -----   -----    -----

Adjusted net income .........................    $ 3.2    $  .8   $ 7.4    $ 2.2
                                                 =====    =====   =====    =====

Diluted net income per share as
 reported ...................................    $ .18    $ .05   $ .42    $ .14
Adjustment - goodwill amortization ..........      .03     --       .07     --
                                                 -----    -----   -----    -----

Adjusted diluted net income per share .......    $ .21    $ .05   $ .49    $ .14
                                                 =====    =====   =====    =====


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

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
Overview

     The Company reported net income of $.8 million in the second quarter of 2002, a decrease of 69% from net income of $2.7 million for the second quarter of 2001. The Company reported net income of $2.2 million in the first six months of 2002, a 66% decrease from net income of $6.4 million in the first six months of 2001.

     As discussed in Note 9 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $3.2 million in the second quarter of 2001, or about $500,000 higher, if goodwill amortization included in the Company's reported net income had not been recognized. Of such $500,000 difference, approximately $200,000 relates to amortization of goodwill attributable to the Company's CompX
Waterloo/CompX Regout segment and $300,000 relates to the Company's CompX Security Products segment. For the six month period ended June 30, 2001, net income would have been $7.4 million or about $1.0 million higher than reported net income if goodwill amortization had not been recognized. Amortization of goodwill attributable to each reportable segment for the first six months of 2001 is proportionate to the goodwill amortization reported for the second quarter of 2001.

Results of Operations

                                Three months ended             Six months ended
                                      June 30,                     June 30,
                                  ---------------      %         --------------        %
                                  2001       2002    Change     2001      2002     Change
                                  ----       ----    ------     ----      ----      ----
                                   (In thousands)                (In thousands)


Net sales:
  CompX Waterloo/CompX Regout   $34,702    $31,725     -9%   $ 73,759    $62,113    -16%
  CompX Security Products ...    18,669     19,292      3%     39,195     37,473     -4%
                                                      ----   --------    -------    ----

    Total net sales .........   $53,371    $51,017     -4%   $112,954    $99,586    -12%
                                                      ====   ========    =======    ====

Operating income:
  CompX Waterloo/CompX Regout   $ 2,872    $   303    -89%   $  7,106    $   714    -90%
  CompX Security Products ...     2,472      2,376     -4%      5,043      4,485    -11%
                                                      ----   --------    -------    ----

    Total operating income ..   $ 5,344    $ 2,679    -50%   $ 12,149    $ 5,199    -57%
                                                      ====   ========    =======    ====

Operating income margin:
  CompX Waterloo/CompX Regout         8%         1%                           10%      1%
  CompX Security Products ...        13%        12%                           13%     12%

    Total operating income
    margin: .................        10%         5%                           11%      5%

     Net sales. Net sales decreased in the second quarter and first six months of 2002 compared to the same periods in 2001 principally due to continued weak demand for the Company's component products sold to the office furniture market resulting from continued weak economic conditions in the manufacturing sector in North America and Europe. Net sales of slide products decreased 4% and 16% for the three and six month periods ended June 30, 2002 compared to the same periods in 2001, with sales of ergonomic products decreasing 16% and 19% for the same comparable periods. As compared to the corresponding period in 2001, sales of security products increased 3% for the second quarter of 2002, in part due to new business development and increased orders in advance of implementation of July 2002 price increases. Sales of security products decreased 4% for the six month period ended June 30, 2002 as compared to the corresponding period.

     Operating income. Operating income decreased in the second quarter and first six months of 2002 compared to the same periods in 2001. Despite the positive effects of continued cost reductions and no amortization of goodwill in 2002, operating income in 2002 was adversely impacted by the continuing decline in net sales, changes in product mix and increases in certain raw material costs (primarily steel). In addition, competitive pricing pressures from customers caused certain selling price decreases. If goodwill amortization included in CompX's reported operating income had not been recognized during the second quarter and first six months of 2001, total operating income would have decreased 55% and 61% in the second quarter and first six month period of 2002 compared to the same periods in 2001. Similarly, operating income at the CompX Security Products segment would have decreased 16% and 22% and operating income at the CompX Waterloo/CompX Regout segment would have decreased 90% and 91% for the same comparable periods. Note 9 to the Consolidated Financial Statements more fully discusses the transitional impact of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan, and all within the CompX Waterloo/CompX Regout segment). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, approximately 60% of CompX's sales generated from its Canadian operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the second quarter and first six months of 2002, currency exchange rate fluctuations of the Canadian dollar and the New Taiwan dollar negatively impacted the Company's sales comparisons with the corresponding period of the prior year, however currency exchange rate fluctuations with respect to the euro substantially offset this negative impact (principally with respect to slide products). Excluding the effect of currency, the Company's net sales decreased 5% in the second quarter of 2002 and decreased 11% in the first six months of 2002 compared to the corresponding periods in 2001. The net sales of the Company's CompX Waterloo/CompX Regout segment decreased 9% and 15% for the same comparable periods. Currency exchange rate fluctuations with respect to the Canadian dollar positively affected CompX's operating income comparisons with the corresponding period of the prior year whereas exchange rate fluctuations in the euro, New Taiwan dollar and other currencies did not materially impact these operating income comparisons. Excluding the effect of currency, operating income decreased 49% and 59% in the second quarter and first six months of 2002 compared to 2001 and operating income for the CompX Waterloo/CompX Regout segment decreased 49% and 76%, for the same comparable periods.

     Outlook. The Company currently expects that soft market conditions will continue for the near-term in the office furniture market, the primary end-market for the Company's products. As a result, sales volumes are expected to remain at depressed levels for at least the remainder of the year, while competitive pricing pressures are expected to continue. Furthermore, the worldwide steel price increase that followed the steel tariff imposed this year by the United States government are expected to continue to negatively impact margins on the Company's precision slide and ergonomic computer support products where steel is the primary raw material. The Company will continue to focus on cost improvement initiatives and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships to improve operating earnings. In connection with these cost improvement initiatives, the Company may consider strategies that could result in capacity reductions, the consolidation of existing facilities and production rebalancing which, depending on the outcome, may result in future restructuring charges.

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

     Interest income decreased in the second quarter and increased in the first six months of 2002 as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to lower interest rates earned on funds available for investment. The increase in interest income in the six month period ending June 30, 2002 is primarily due to a higher level of funds available for investment in the first half of 2002 compared to the first half of 2001. Also included in other general corporate income, net are other gains and losses on disposals of property and equipment and other assets.

     Interest expense. Interest expense declined in the second quarter of 2002 and first six months of 2002 compared to the corresponding periods of 2001 due primarily to lower average interest rates on CompX's Revolving Senior Credit Facility. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in the remainder of 2002 is expected to continue to be lower compared to the same periods in 2001 due to lower average interest rates on the Company's Revolving Senior Credit Facility and due to lower outstanding balances.

     Provision for income taxes. The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (county and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate. The effective tax rate for the three months ended June 30, 2002 increased to 47.0% from 40.3% for the second quarter of 2001 due to lower income levels and an increased proportion of foreign-source income which is taxed at a higher effective tax rate.

     As discussed in Note 9 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 reduced the Company's overall effective income tax rate as compared to 2001, partially offsetting the increased effective tax rate on foreign-source income.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $14.5 million and $8.2 million in the first six months of 2001 and 2002, respectively, compared to net income of $6.4 million and $2.2 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $7.0 million and $7.5 million in the first six months of 2001 and 2002, respectively.

     The capital expenditures for 2002 relate primarily to tooling costs at the Company's facilities and equipment additions designed to improve manufacturing efficiencies at the Company's security products and ergonomic and slide products facilities. Capital expenditures for 2002 are estimated at approximately $10 million to $13 million, the majority of which relate to projects that emphasize improved production efficiency and shifting production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at June 30, 2002 approximated [$1.5] million.

     Financing activities. Net cash provided (used) by financing activities totaled $2.0 million and ($22.8) million in the first six months of 2001 and 2002, respectively. The Company paid its regular quarterly dividend of $1.9 million, or $.125 per share, in the second quarter of 2002 ($3.8 million, or $.25 per share for the first six months of 2002). In addition, the Company used available cash on hand to reduce its outstanding debt by $19 million in June 2002.

     CompX's board of directors has authorized CompX to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through June 30, 2002, the Company had purchased 1.1 million shares pursuant to such authorization for an aggregate of $11.3 million. None of such shares were purchased during 2002.

     Management believes that cash generated from operations and borrowing availability under the Company's unsecured revolving bank credit facility ($70 million available for borrowing at June 30, 2002), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future. CompX expects to renew its existing revolving bank credit facility prior to its expiration in February 2003. There can be no assurance however, that such renewal will occur, or that the Company will be able to obtain comparable terms under the new credit facility.

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

Part II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of  Stockholders  on May 14, 2002. Paul
M. Bass, Jr., David A. Bowers, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 99% of the approximately 105.1 million votes eligible to be voted at the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               10.1 Intercorporate Services Agreement between the Registrant and
                    Contran Corporation effective as of January 1, 2002.

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2002.

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                     -----------------------------
                                             (Registrant)




Date August 14, 2002           By /s/ Darryl R. Halbert
     ------------------           ---------------------------
                                  Darryl R. Halbert
                                  Vice President and Controller
                                  (Principal Financial and Accounting Officer)