Form 10-Q
period 2002-09-30
COMPX INTERNATIONAL INC
filed 2002-11-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 2002         Commission file number 1-13905
                      ------------------                                -------




                            COMPX INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     --------------------------
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
                                                                 --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number  of shares of Class A common  stock  outstanding  on  November  1,  2002:
5,115,780.

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                      Page
                                                                     number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2001
                  and September 30, 2002                              3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2001 and 2002                         5

                 Consolidated Statements of Comprehensive Income -
                  Three months and nine months ended
                  September 30, 2001 and 2002                         6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2001 and 2002       7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2002                8

                 Notes to Consolidated Financial Statements           9-14

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                15-20

  Item 4.        Controls and Procedures.                             21

Part II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                    22

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                   December 31,   September 30,
                                                           2001           2002
                                                           ----           ----

Current assets:
  Cash and cash equivalents ........................      $ 33,309      $ 10,078
  Accounts receivable, net .........................        23,422        24,274
  Income taxes receivable from affiliates ..........           351           319
  Refundable income taxes ..........................         2,032         1,302
  Inventories ......................................        30,902        30,980
  Prepaid expenses and other .......................         2,902         3,395
  Deferred income taxes ............................         1,944         2,177
                                                          --------      --------

      Total current assets .........................        94,862        72,525
                                                          --------      --------

Other assets:
  Goodwill .........................................        38,882        39,916
  Other intangible assets ..........................         2,440         2,331
  Deferred income taxes ............................         3,132         4,221
  Prepaid rent .....................................         1,079           596
  Other ............................................           577           306
                                                          --------      --------

      Total other assets ...........................        46,110        47,370
                                                          --------      --------

Property and equipment:
  Land .............................................         4,368         4,344
  Buildings ........................................        26,182        26,375
  Equipment ........................................        92,683       100,505
  Construction in progress .........................         4,618         7,755
                                                          --------      --------

                                                           127,851       138,979

  Less accumulated depreciation ....................        42,815        53,157
                                                          --------      --------

      Net property and equipment ...................        85,036        85,822
                                                          --------      --------

                                                          $226,008      $205,717
                                                          ========      ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                 December 31,   September 30,
                                                        2001            2002
                                                        ----            ----

Current liabilities:
  Current maturities of long-term debt ...........     $      56      $  31,019
  Accounts payable and accrued liabilities .......        23,168         21,282
  Payable to affiliate ...........................            15              1
  Deferred income taxes ..........................           291            391
  Income taxes ...................................         1,000            398
                                                       ---------      ---------

      Total current liabilities ..................        24,530         53,091
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        49,000           --
  Deferred income taxes ..........................         7,573          8,711
  Accrued pension costs ..........................           660           --
  Deferred gain on sale/leaseback ................         1,221            645
                                                       ---------      ---------

      Total noncurrent liabilities ...............        58,454          9,356
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,224        119,387
  Retained earnings ..............................        50,966         47,705
  Accumulated other comprehensive income
   - currency translation ........................       (16,013)       (12,669)
  Treasury stock .................................       (11,315)       (11,315)
                                                       ---------      ---------

      Total stockholders' equity .................       143,024        143,270
                                                       ---------      ---------

                                                       $ 226,008      $ 205,717
                                                       =========      =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                        Three months ended        Nine months ended
                                                           September 30,            September 30,
                                                        ------------------      ---------------------
                                                        2001         2002         2001       2002
                                                        ----         ----         ----       ----

Net sales ..........................................   $ 51,484    $ 48,839    $ 164,438    $148,425
Cost of sales ......................................     40,255      41,172      127,062     121,300
                                                       --------    --------    ---------    --------
                                                         11,229       7,667       37,376      27,125

Selling, general and administrative ................      7,113       6,407       21,111      20,666
                                                       --------    --------    ---------    --------

    Operating income ...............................      4,116       1,260       16,265       6,459

Other expense (income), net ........................       (691)        (99)        (910)         46
Interest expense ...................................        604         291        2,276       1,629
                                                       --------    --------    ---------    --------

    Income before income taxes .....................      4,203       1,068       14,899       4,784

Provision for income taxes .........................      2,132         826        6,443       2,380
                                                       --------    --------    ---------    --------

    Net income .....................................   $  2,071    $    242    $   8,456    $  2,404
                                                       ========    ========    =========    ========

Basic and diluted earnings per common share ........   $    .14    $    .02    $     .56    $    .16
                                                       ========    ========    =========    ========

Cash dividends per share ...........................   $   .125    $   .125    $    .375    $   .375
                                                       ========    ========    =========    ========

Shares used in the calculation of per share amounts:
   Basic earnings per common share .................     15,103      15,116       15,158      15,108
   Dilutive impact of outstanding
    stock options ..................................         13        --              7          15
                                                       --------    --------    ---------    --------

   Diluted common shares ...........................     15,116      15,116       15,165      15,123
                                                       ========    ========    =========    ========

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                              Nine months ended
                                                                 September 30,
                                                              2001         2002
                                                              ----         ----


Net income ...........................................      $ 8,456       $2,404

Other comprehensive income (loss) -
  Currency translation adjustment, net of tax ........       (3,022)       3,344
                                                            -------       ------

      Comprehensive income ...........................      $ 5,434       $5,748
                                                            =======       ======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2001 and 2002

                                 (In thousands)

                                                             2001         2002
                                                             ----         ----
Cash flows from operating activities:
  Net income ...........................................   $  8,456    $  2,404
  Depreciation and amortization ........................     11,128       9,899
  Deferred income taxes (benefit) ......................      1,503        (817)
  Other, net ...........................................        370        (416)
                                                           --------    --------
                                                             21,457      11,070
  Change in assets and liabilities:
    Accounts receivable ................................      2,387        (432)
    Inventories ........................................        309         507
    Accounts payable and accrued liabilities ...........     (7,087)     (2,469)
    Accounts with affiliates ...........................       --            18
    Income taxes .......................................        355         903
    Other, net .........................................       (108)       (203)
                                                           --------    --------

      Net cash provided by operating activities ........     17,313       9,394
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (9,345)     (9,900)
  Other, net ...........................................          5        --
                                                           --------    --------

      Net cash used by investing activities ............     (9,340)     (9,900)
                                                           --------    --------

Cash flows from financing activities:
  Indebtedness:
     Additions .........................................     14,919       1,000
     Principal payments ................................     (6,504)    (19,037)
  Dividends ............................................     (5,665)     (5,665)
  Common stock reacquired ..............................     (2,650)       --
  Issuance of common stock .............................       --           120
                                                           --------    --------

      Net cash provided (used) by financing activities .        100     (23,582)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...      8,073     (24,088)

Currency translation ...................................         96         857
                                                           --------    --------

                                                              8,169     (23,231)

Cash and cash equivalents:
  Balance at beginning of period .......................      9,820      33,309
                                                           --------    --------

  Balance at end of period .............................   $ 17,989    $ 10,078
                                                           ========    ========

Supplemental disclosures - cash paid for:
  Interest .............................................   $  2,590    $  1,593
  Income taxes .........................................      4,614       2,320

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2002

                                 (In thousands)

                                                                   Accumulated
                                                                      other
                                                                   comprehensive
                                                Additional         income (loss)-                Total
                                Common Stock     paid-in   Retained  currency     Treasury    stockholders'
                              Class A  Class B   capital   earnings translation     stock        equity
                                  ---    ---    ---------  -------- -----------   ---------     --------

Balance at December 31, 2001 ..   $62   $100   $119,224   $ 50,966    $(16,013)   $(11,315)   $ 143,024

Net income ....................    --    --        --        2,404        --          --          2,404

Other comprehensive income, net    --    --        --         --         3,344        --          3,344

Issuance of common stock ......    --    --         156       --          --          --            156

Cash dividends ................    --    --        --       (5,665)       --          --         (5,665)

Other .........................    --    --           7       --          --          --              7
                                  ---   ----   --------   --------    --------    --------    ---------

Balance at September 30, 2002 .   $62   $100   $119,387   $ 47,705    $(12,669)   $(11,315)   $ 143,270
                                  ===   ====   ========   ========    ========    ========    =========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2002 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2001 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

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

Note 2 - Business segment information:

     The Company defines its operations in terms of three operating segments - CompX Security Products, CompX Waterloo and CompX Regout (formerly called CompX Europe). The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Regout segment, with facilities in the Netherlands, both manufacture a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications, and manufacture or distribute ergonomic computer support accessories for office furniture. Because of the similar economic characteristics between the CompX Waterloo and CompX Regout segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes.

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                    ---------------        -----------------
                                    2001       2002        2001         2002
                                    ----       ----        ----         ----
                                                 (In thousands)

Net sales:
  CompX Waterloo/CompX Regout    $ 32,822    $ 29,833    $ 106,581    $  91,946
  CompX Security Products ....     18,662      19,006       57,857       56,479
                                 --------    --------    ---------    ---------

    Total net sales ..........   $ 51,484    $ 48,839    $ 164,438    $ 148,425
                                 ========    ========    =========    =========

Operating income (loss):
  CompX Waterloo/CompX Regout    $  1,765    $   (957)   $   8,870    $    (243)
  CompX Security Products ....      2,351       2,217        7,395        6,702
                                 --------    --------    ---------    ---------

    Total operating income ...      4,116       1,260       16,265        6,459

Other general corporate
 income (expense), net .......        691          99          910          (46)
Interest expense .............       (604)       (291)      (2,276)      (1,629)
                                 --------    --------    ---------    ---------

  Income before income taxes .   $  4,203    $  1,068    $  14,899    $   4,784
                                 ========    ========    =========    =========



Note 3 -       Inventories:

                                                    December 31,       September 30,
                                                        2001              2002
                                                       ------            ------
                                                             (In thousands)

Raw materials ............................            $ 9,677            $ 7,206
Work in process ..........................             12,619             14,242
Finished products ........................              8,494              9,414
Supplies .................................                112                118
                                                      -------            -------

                                                      $30,902            $30,980
                                                      =======            =======

Note 4 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill are presented in the table below.

                                                    Operating segment
                                             CompX Waterloo/CompX Security
                                              CompX Regout     Products    Total
                                                           (In millions)

Balance at December 31, 2001 ..............      $15.2          $23.7      $38.9
Changes in foreign exchange rates .........        1.0           --          1.0
                                                 -----          -----      -----

Balance at September 30, 2002 .............      $16.2          $23.7      $39.9
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

     Other intangible assets. Other intangible assets consisting of the estimated fair value of certain patents acquired, are stated net of accumulated amortization of $1.2 million at September 30, 2002 (December 31, 2001 - $1.0 million). Such intangible assets have been, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 10.50 years remaining at September 30, 2002) with no assumed residual value at the end of the life of the patents. Amortization expense of intangible assets was approximately $60,000 in each of the three month periods ending September 30, 2001 and 2002 and $180,000 in each of the first nine months of 2001 and 2002. Such amortization expense is expected to be approximately $250,000 in each of calendar years 2002 through 2006.

Note 5 - Accounts payable and accrued liabilities:

                                                       December 31,   September 30,
                                                           2001           2002
                                                          ------          -----
                                                             (In thousands)

Accounts payable ...............................         $ 9,459         $ 8,348
Accrued liabilities:
  Employee benefits ............................           6,619           7,104
  Insurance ....................................             361             452
  Royalties ....................................             223              99
  Restructuring ................................           2,278             548
  Deferred gain on sale/leaseback ..............             479             751
  Other ........................................           3,749           3,980
                                                         -------         -------

                                                         $23,168         $21,282
                                                         =======         =======

     In 2001, a charge of $2.7 million (euro 3.1 million) was recorded related to a consolidation and rationalization of CompX's Regout operations. This restructuring effort included headcount reductions of about 35 employees at the Company's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. As adjusted for changes in currency exchange rates, through September 30, 2002 approximately $2.6 million of the total charge has been paid. Of the remainder, $75,000 is expected to be paid in the last three months of 2002 and $475,000 in 2003.

Note 6 - Indebtedness:

                                                         December 31,  September 30,
                                                             2001          2002
                                                             ----          ----
                                                               (In thousands)

Revolving bank credit facility, due February 2003 ......     $49,000     $31,000
Other ..................................................          56          19
                                                             -------     -------

                                                              49,056      31,019
Less current maturities ................................          56      31,019
                                                             -------     -------

                                                             $49,000     $  --
                                                             =======     =======

Note 7 - Other expense (income), net:

                                                              Nine months ended
                                                                September 30,
                                                              2001          2002
                                                              -----       ------
                                                                (In thousands)

Interest income ......................................       $(432)       $(336)
Foreign currency transactions, net ...................        (445)         885
Defined benefit pension plan settlement gain .........        --           (677)
Other, net ...........................................         (33)         174
                                                             -----        -----

                                                             $(910)       $  46
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

Note 8 - Provision for income taxes:

                                                               Nine months ended
                                                                September 30,
                                                               2001       2002
                                                              -----       ----

Expected tax expense .....................................   $ 5,215    $ 1,674
Non-U.S. tax rates .......................................      (264)      (233)
No tax benefit for amortization of goodwill ..............       520       --
Incremental U.S. tax and rate differences on earnings of
 foreign subsidiaries ....................................       684      1,101
U.S. state income taxes, net .............................       145        122
Other, net ...............................................       143       (284)
                                                             -------    -------

                                                             $ 6,443    $ 2,380


Note 9 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, CompX will periodically enter into short-term forward currency exchange contracts. At each balance sheet date, any such outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under SFAS No. 133. At September 30, 2002, the Company held contracts to manage such exchange rate risk to exchange an aggregate of U.S. $9.0 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.5745 per U.S. dollar. Such contracts mature through January 2003. The estimated fair value of all such currency forward contracts is not material at September 30, 2002. At September 30, 2002, the actual exchange rate was Cdn. $1.5785 per U.S. dollar.

Note 10 - Accounting principles newly adopted in 2002:

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

     As discussed in Note 4, the Company has assigned its goodwill to two reporting units (as that term is defined in SFAS No. 142). Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the CompX Security Products or CompX Waterloo/CompX Regout reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company will use discounted cash flow valuation techniques.

     The Company has completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002. In accordance with the requirements of SFAS No. 142, the Company has also completed its annual impairment review of goodwill of the reporting units during the third quarter of 2002. No goodwill impairments were deemed to exist after the completion of either the initial transitional goodwill impairment analysis or the annual impairment review. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

     As shown in the following table, the Company would have reported net income of $2.6 million, or $.17 per share, and $10.2 million, or $.67 per share, for the three and nine month periods ended September 30, 2001, respectively, if the goodwill amortization included in the Company's reported net income had not been recognized.

                                               Three months ended  Nine months ended
                                                 September 30,       September 30,
                                              -------------------  ----------------
                                                2001     2002      2001      2002
                                               ------  --------   ------    ------
                                             (In millions, except per share amounts)

Net income as reported .....................    $  2.1   $   .2  $  8.5    $  2.4
Adjustment - goodwill amortization .........        .5     --       1.7      --
                                                ------   ------  ------    ------

Adjusted net income ........................    $  2.6   $   .2  $ 10.2    $  2.4
                                                ======   ======  ======    ======

Diluted net income per share as
 reported ..................................    $  .14   $  .02  $  .56    $  .16
Adjustment - goodwill amortization .........       .03     --       .11      --
                                                ------   ------  ------    ------

Adjusted diluted net income per share ......    $  .17   $  .02  $  .67    $  .16
                                                ======   ======  ======    ======

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

Note 11 - Accounting principles not yet adopted:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported net income of $.2 million in the third quarter of 2002, a decrease of 88% from net income of $2.1 million for the third quarter of 2001. The Company reported net income of $2.4 million in the first nine months of 2002, a 72% decrease from net income of $8.5 million in the first nine months of 2001.

     As discussed in Note 10 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $2.6 million in the third quarter of 2001, or about $500,000 higher, if goodwill amortization included in the Company's reported net income had not been recognized. Of such $500,000 difference, approximately $200,000 relates to amortization of goodwill attributable to the Company's CompX
Waterloo/CompX Regout segment and $300,000 relates to the Company's CompX Security Products segment. For the nine month period ended September 30, 2001, net income would have been $10.2 million or about $1.7 million higher than reported net income if goodwill amortization had not been recognized. Amortization of goodwill attributable to each reportable segment for the first nine months of 2001 is proportionate to the goodwill amortization reported for the third quarter of 2001.

Results of Operations

                                 Three months ended              Nine months ended
                                    September 30,         %         September 30,          %
                                 -----------------      Better    -----------------      Better
                                  2001       2002      (Worse)    2001         2002     (Worse)
                                 -----      ------     -------   ------       ------    -------
                                   (In thousands)                  (In thousands)


Net sales:
  CompX Waterloo/CompX Regout   $32,822    $ 29,833       -9%   $106,581    $  91,946      -14%
  CompX Security Products ...    18,662      19,006       +2%     57,857       56,479       -2%
                                                        -----   --------    ---------     -----

    Total net sales .........   $51,484    $ 48,839       -5%   $164,438    $ 148,425      -10%
                                                        =====   ========    =========     =====

Operating income (loss):
  CompX Waterloo/CompX Regout   $ 1,765    $   (957)    -154%   $  8,870    $    (243)    -103%
  CompX Security Products ...     2,351       2,217       -6%      7,395        6,702       -9%
                                                        -----   --------    ---------     -----

    Total operating income ..   $ 4,116    $  1,260      -69%   $ 16,265    $   6,459      -60%
                                                        =====   ========    =========     =====

Operating income margin:
  CompX Waterloo/CompX Regout         5%         -3%                                8%        *
  CompX Security Products ...        13%         12%                               13%       12%

    Total operating income
    margin ..................         8%          3%                               10%        4%


* less than 1%

     Net sales. Net sales decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001 principally due to continued weak demand for the Company's component products sold to the office furniture market resulting from continued weak economic conditions in the manufacturing sector in North America and Europe. Net sales of slide products decreased 6% and 13% to $20.4 million and $63.2 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001, with sales of ergonomic products decreasing 18% and 19% to $7.2 million and $22.5 million for the same comparable periods. As compared to the corresponding period in 2001, sales of security products increased 2% for the third quarter of 2002 in part due to price increases implemented during July 2002, partially offset by lower volume. Sales of security products decreased 2% for the nine month period ended September 30, 2002 as compared to the corresponding period in 2001, primarily due to lower volume.

     Operating income. Operating income decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001. Despite the positive effects of continued cost reductions and no amortization of goodwill in 2002, operating income in 2002 was adversely impacted by the continuing decline in net sales, changes in product mix and increases in certain raw material costs (primarily steel). In addition, competitive pricing pressures from customers caused certain selling price decreases primarily with respect to precision slide products. If goodwill amortization included in CompX's reported operating income had not been recognized during the third quarter and first nine months of 2001, total operating income would have decreased 73% and 64% in the third quarter and first nine month period of 2002, respectively, compared to the same periods in 2001. Similarly, operating income at the CompX Security Products segment would have decreased 18% and 21% and operating income at the CompX Waterloo/CompX Regout segment would have decreased 148% and 103% for the same comparable periods. See Note 10 to the Consolidated Financial Statements.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan, and all within the CompX Waterloo/CompX Regout segment). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, approximately 60% of CompX's sales generated from its Canadian operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter and first nine months of 2002, currency exchange rate fluctuations of the Canadian dollar and the New Taiwan dollar negatively impacted the Company's sales comparisons with the corresponding period of the prior year, however currency exchange rate fluctuations with respect to the euro substantially offset this negative impact (principally with respect to slide products).

     The following table summarizes the effect of currency exchange rate fluctuations for the three and nine month periods ended September 30, 2001 and 2002:

                                                  Percentage better (worse) -           Percentage better (worse) -
                                                      three months ended                     nine months ended
                                                  September 30, 2001 vs. 2002           September 30, 2001 vs. 2002
                                                  ---------------------------           ---------------------------
                                                                      Without                              Without
                                                With effects        effects of        With effects       effects of
                                                of currency          currency         of currency         currency
                                                fluctuations       fluctuations       fluctuations      fluctuations

Net sales:
  CompX Waterloo/CompX Regout                        -9%                -10%              -14%               -13%
  CompX Security Products                            +2%                 +2%               -2%                -2%

    Total net sales                                  -5%                 -6%              -10%                -9%

Operating income:
  CompX Waterloo/CompX Regout                      -154%               -161%             -103%              -106%
  CompX Security Products                            -6%                 -6%               -9%                -9%

    Total operating income                          -69%                -72%              -60%               -62%


     Outlook. The Company expects to record a pre-tax charge in the fourth quarter of 2002 of between $1.7 million to $2.2 million, the majority of which will be non-cash in nature. This charge relates to a retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan. The cost savings resulting from the retooling are currently expected to begin to benefit the financial results in the first quarter of 2003. In addition, the Company is finalizing a plan to consolidate its two Kitchener, Ontario plants into one facility. A final decision on implementing this activity is expected prior to year end and, if implemented, substantial completion of the consolidation would be expected by the end of the first quarter of 2003. Other facility rationalizations are also under review. These activities could result in charges for asset impairment and other related costs in addition to the charge referred to above.

     The Company currently expects that soft market conditions will continue in the office furniture market, the primary end-market for the Company's products. As a result, sales volumes are expected to remain at depressed levels through at least the first half of 2003 and competitive pricing pressures are expected to continue. Furthermore, worldwide steel price increases are expected to continue to negatively impact margins on the Company's precision slide and ergonomic computer support products where steel is the primary raw material. The Company has initiated price increases on certain of its products and will continue to focus on cost improvement initiatives and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships to improve operating results.

General Corporate and Other Items

     Other general corporate income, net. The components of other general corporate income, net are summarized in Note 7 to the Consolidated Financial Statements, and primarily include interest income, foreign currency transaction gains and losses and a settlement gain relating to CompX Regout's terminated defined benefit pension plan. Also included in other general corporate income, net are other gains and losses on disposals of property and equipment and other assets.

     Interest income decreased in the third quarter and first nine months of 2002 as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to lower interest rates earned on funds available for investment combined with a lower level of funds available for investment.

     Interest expense. Interest expense declined in the third quarter of 2002 and first nine months of 2002 compared to the corresponding periods of 2001 due primarily to lower average interest rates and lower average outstanding balances on CompX's Revolving Senior Credit Facility. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in the remainder of 2002 is expected to continue to be lower compared to the same periods in 2001 due to lower average interest rates on the Company's Revolving Senior Credit Facility and due to lower outstanding balances.

     Provision for income taxes. The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country, county and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate. Net income in the third quarter of 2002 was negatively impacted by an increase in the effective income tax rate primarily as a result of lower income levels and an increased proportion of foreign-sourced income taxed at a higher effective tax rate.

     As discussed in Note 10 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 reduced the Company's overall effective income tax rate as compared to 2001, partially offsetting the increased effective tax rate on foreign-sourced income.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, are generally similar to the trends in the Company's earnings. Such cash flows totaled $21.5 million and $11.1 million in the first nine months of 2001 and 2002, respectively, compared to net income of $8.5 million and $2.4 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing  activities.  Net cash used by investing  activities totaled $9.3
million  and  $9.9   million  in  the  first  nine  months  of  2001  and  2002, respectively.

     Capital expenditures in 2002 relate primarily to tooling costs at the Company's facilities and equipment additions designed to improve manufacturing efficiencies at the Company's production facilities. Capital expenditures for 2002 are estimated at approximately $13 million, the majority of which relate to projects that emphasize improved production efficiency and shifting production capacity to lower cost facilities. Firm purchase commitments for capital projects at September 30, 2002 approximated $3.6 million.

     Financing activities. Net cash provided (used) by financing activities totaled $.1 million and ($23.6) million in the first nine months of 2001 and 2002, respectively. The Company paid its regular quarterly dividend of $1.9 million, or $.125 per share, in the third quarter of 2002 ($5.7 million, or $.375 per share for the first nine months of 2002). The Company used available cash on hand to reduce its outstanding debt by $19 million in June 2002 and borrowed $1 million on its revolving bank credit facility in the third quarter of 2002.

     CompX's board of directors has authorized CompX to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through September 30, 2002, the Company had purchased 1.1 million shares pursuant to such authorization for an aggregate of $11.3 million. None of such shares were purchased during 2002.

     Management believes that cash generated from operations and borrowing availability under the Company's $100 million unsecured revolving bank credit facility ($69 million available for borrowing at September 30, 2002), together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future. CompX expects to replace its existing revolving bank credit facility prior to its expiration in February 2003 with a new credit agreement. The Company anticipates voluntarily reducing the facility from $100 million to $50 million in line with the Company's current credit needs. A $50 million credit facility is currently expected to be adequate to meet the Company's liquidity and working capital needs. The Company also anticipates that the new agreement will be secured and bear interest at a higher rate than the existing revolving bank credit facility, which is reflective of current market conditions. There can be no assurance however, that the Company will be able to successfully negotiate a replacement credit facility, or that the terms of the facility, if agreed upon, will be on terms as those described above.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, future supply and demand for the Company's products, changes in costs of raw materials and other operating costs (such as energy costs), general global economic and political conditions, demand for office furniture, service industry employment levels, the possibility of labor disruptions, competitive products and prices, including increased competition from low-cost manufacturing sources such as China, substitute products, customer and competitor strategies, the introduction of trade barriers, the impact of pricing and production decisions, fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, possible future litigation, the ability of the Company to renew or obtain credit facilities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 4.  Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Operating Officer (Chief Executive Officer), and Darryl R. Halbert, the
Company's Vice President and Controller (Chief Financial Officer), have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2002.

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




Date November 1, 2002            By /s/ Darryl R. Halbert
     -------------------            ---------------------------
                                    Darryl R. Halbert
                                    Vice President and Controller
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

     I, David A. Bowers, the Vice Chairman of the Board, President and Chief Operating Officer of CompX International Inc., certify that:

1)   I have reviewed this quarterly  report on Form 10-Q of CompX  International
     Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002

/s/ David A. Bowers
--------------------------------------
David A. Bowers
Vice Chairman of the Board, President
 and Chief Operating Officer

                                  CERTIFICATION

     I,  Darryl  R.  Halbert,   the  Vice  President  and  Controller  of  CompX
International Inc., certify that:

1)   I have reviewed this quarterly  report on Form 10-Q of CompX  International
     Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002

/s/ Darryl R. Halbert
---------------------------
Darryl R. Halbert
Vice President and Controller

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CompX International Inc. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David A. Bowers, Vice Chairman of the Board, President and Chief Operating Officer (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  David A. Bowers
--------------------------------
David A. Bowers
Vice Chairman of the Board, President and Chief Operating Officer
(Chief Executive Officer)
November 1, 2002

Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of CompX International Inc. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Darryl R. Halbert, Vice President and Controller (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Darryl R. Halbert
---------------------------------------------
Darryl R. Halbert
Vice President and Controller (Chief Financial Officer)
November 1, 2002