Form 10-K
period 2002-12-31
COMPX INTERNATIONAL INC
filed 2003-03-14
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2002

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

                  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes   No X
                                      ---  ---

The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 28, 2002 approximated $62.7 million.

As of February 28, 2003, 5,115,780 shares of Class A common stock were outstanding.

                       Documents incorporated by reference

Certain of the information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

     CompX International Inc. (NYSE: CIX) is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. The Company's products are principally designed for use in medium to high-end product applications, where design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of precision ball bearing slides, security products consisting of cabinet locks and other locking mechanisms and ergonmomic computer support systems. In 2002, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 43%, 37% and 15% of net sales, respectively. The remaining sales were generated from sales of other products.

     Valhi, Inc. and Valhi's wholly-owned subsidiary Valcor, Inc. owned 69% of the Company's outstanding common stock at December 31, 2002. At December 31, 2002, Contran Corporation held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons is Chairman of the Board of each of Contran, Valhi and Valcor and may be deemed to control each of such companies and CompX.

     The Company was incorporated in Delaware in 1993 under the name National Cabinet Lock, Inc. At that time, Valhi contributed the assets of its Cabinet Lock Division and the stock of Waterloo Furniture Components Limited to the Company. In 1996, the Company changed its name to CompX International Inc. In 1998, the Company issued approximately 6 million shares of its common stock in an initial public offering and CompX acquired two additional security products producers. CompX acquired two more slide producers in 1999 and another security products producer in January 2000. See Note 2 to the Consolidated Financial Statements.

     The Company maintains a website on the internet with the address of www.compxnet.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2002 and copies of the Company's Quarterly Reports on Form 10-Q for 2002 and 2003 and any Current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC") at such website. The general public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in materials filed with the Company's other filings with the SEC. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o Changes in costs of raw materials and other operating costs (such as energy costs),
o    General global economic and political conditions,
o    Demand for office furniture,
o    Service industry employment levels,
o    The possibility of labor disruptions,
o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
o    Substitute products,
o    Customer and competitor strategies,
o    The introduction of trade barriers,
o    The impact of pricing and production decisions,
o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
o    Potential difficulties in integrating completed acquisitions,
o    Uncertainties associated with new product development,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    The ultimate outcome of income tax audits,
o    The impact of current or future government regulations,
o    Possible future litigation and
o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Industry Overview

     Prior to 1998, approximately 75% of the Company's products were sold to the office furniture manufacturing industry. As a result of strategic acquisitions in the security products industry in 1998 and 2000 and in the precision ball bearing slide industry in 1999, the Company has expanded its product offering and reduced its percentage of sales to the office furniture market. Currently, approximately 62% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, transportation, computers and related equipment, and other non-office furniture applications. Beginning in 2001 and continuing throughout 2002, the office furniture industry has experienced a contraction with consistently negative growth rates. Consequently, CompX's sales growth has been negatively affected. See Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, CompX's management believes that its emphasis on new product development, sales of its ergonomic computer support systems as well as slide and security products used in computer and other non-office furniture markets result in the potential for higher rates of growth and diversification of risk than the office furniture industry as a whole.

Products

     CompX manufactures and sells components in three major product lines: precision ball bearing slides, security products and ergonomic computer support systems.

         Sales for the respective product lines in 2000, 2001 and 2002 are as follows:

                                                    Years ended December 31
                                                2000          2001         2002
                                                ----          ----         ----
                                                       ($ in thousands)

Precision ball bearing slides ...........     $119,046     $ 91,822     $ 84,446
Security products .......................       85,218       74,071       73,358
Ergonomic computer support systems ......       41,658       36,383       29,945
Other products ..........................        7,372        9,146        8,352
                                              --------     --------     --------

                                              $253,294     $211,422     $196,101
                                              ========     ========     ========

     The Company's precision ball bearing slides and ergonomic computer support systems are sold under the CompX Waterloo, Waterloo Furniture Components, Thomas Regout and Dynaslide brand names and the Company's security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock and TuBAR brand names. The Company believes that its brand names are well recognized in the industry.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers and other applications. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time and the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities, ease of movement and durability.

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

     Security products. The Company believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX provides security products to various industries including institutional furniture, banking, industrial equipment, vehicles, vending and computer. The Company's products can also be found in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and it's patented high security Tubar locking system.

     The Company manufactures disc tumbler locking mechanisms at all of its security products facilities, which mechanisms provide moderate security and generally represent the lowest cost lock to produce. CompX also manufactures pin tumbler locking mechanisms, including its KeSet, ACE II and TuBAR brand locks, which mechanisms are more costly to produce and are used in applications requiring higher levels of security. A substantial portion of the Company's sales consist of products with specialized adaptations to individual manufacturers' specifications. CompX, however, also has a standardized product line suitable for many customers. This standardized product line is offered through a North American distribution network through the Company's STOCK LOCKS distribution program as well as to factory centers and to large OEMs.

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

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), adjustable computer table mechanisms (which provide variable workspace heights), CPU storage devices (which minimize adverse effects of dust and moisture) and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, the Company offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers.

     Other. CompX also markets and distributes a complete line of window furnishings hardware in addition to manufacturing sheet metal products such as filing frames in European markets.

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

     A significant portion of the Company's sales are made through distributors. The Company has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on the Company's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and, to some extent, precision ball bearing slides. The Company also operates a small tractor/trailer fleet associated with its Canadian facilities to provide an industry-unique service response to major customers.

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2000, 2001 and 2002, sales to the Company's ten largest customers accounted for approximately 35%, 36% and 30% of sales, respectively. In 2000, 2001 and 2002, sales to the Company's largest customer were less than 10% of the Company's total sales. In 2000, nine of the Company's top ten customers were located in the United States. In 2001 and 2002, eight of the Company's top ten customers were located in the United States.

Manufacturing and Operations

     At December 31, 2002, CompX operated nine manufacturing facilities: six in North America (two in each of Illinois and Canada and one in each of South Carolina and Michigan), one in the Netherlands and two in Taiwan. Precision ball bearing slides or ergonomic products are manufactured in the facilities located in Canada, the Netherlands, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. The Company owns all of these facilities except for one of the Taiwan facilities and the Netherlands facility, which are leased. See also Item 2 - "Properties." CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

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

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices, provided that the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases such as rapidly increasing worldwide steel prices in 2002. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

Competition

     The markets in which CompX participates are highly competitive. The Company competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. The Company focuses its efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

     The Company competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. The Company's security products compete with a variety of relatively small domestic and foreign competitors. The Company competes in the ergonomic computer support systems market primarily on the basis of product quality, features and price with one major producer and a number of smaller domestic manufacturers and primarily on the basis of price with a number of foreign manufacturers. Although the Company believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced product has intensified in the current economic market and there can be no assurance that the Company will be able to continue to successfully compete in all existing markets in the future.

Patents and Trademarks

     The Company holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's major trademarks and brand names, including CompX
Security Products, CompX Waterloo, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBAR, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

Foreign Operations

     The Company has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada, the Netherlands and Taiwan. The majority of the Company's 2002 non-U.S. sales are to customers located in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations. The Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material  effect on its operations.  See Item 7 -  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

Environmental Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of and exposure to hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). The Company's operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. The Company believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted the Company to date, and the Company has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future Environmental Laws or future laws and regulations governing worker health and safety will not require the Company to incur significant additional expenditures or that such additional costs would not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or liquidity.

Employees

     As  of  December  31,  2002,  the  Company  employed   approximately  1,850
employees, including 665 in the United States, 700 in Canada, 300 in the Netherlands and 185 in Taiwan. Approximately 76% of the Company's employees in Canada are represented by a labor union covered by a collective bargaining agreement that expires in January 2006. The Company believes that its labor relations are satisfactory.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in approximately 700 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240. The following table sets forth the location, size, business operating segment and general product types produced for each of the Company's facilities.

                                                                             Size
                              Business                                      (square
      Facility Name            Segment              Location                 feet)              Products Produced

Owned Facilities:
----------------

  Manitou                          CW      Kitchener, Ontario               276,000           Slides

  Trillium                         CW      Kitchener, Ontario               110,000           Ergonomic products

  Byron Center                     CW      Byron Center, MI                 143,000           Slides

  National                        CSP      Mauldin, SC                      198,000           Security products

  Fort                            CSP      River Grove, IL                  100,000           Security products

  Timberline                      CSP      Lake Bluff, IL                    16,000           Security products

  Dynaslide                        CW      Taipei, Taiwan                    48,000           Slides

Leased Facilities:
-----------------

  Regout                           CR      Maastricht,
                                            the Netherlands                 270,000           Slides

  Dynaslide                        CW      Taipei, Taiwan                    25,000           Slides

  Dynaslide                        CW      Taipei, Taiwan                    11,000           Product distribution/
                                                                                               Warehouse

  Distribution Center              CW      Rancho Cucamonga, CA              12,000           Product distribution

CW  - CompX Waterloo business segment
CR  - CompX Regout business segment
CSP - CompX Security Products business segment

     The Manitou, Trillium, Regout, Byron Center, National and Fort facilities are ISO-9001 registered. The Dynaslide-owned facility is ISO-9002 registered. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of February 28, 2003, there were approximately 26 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for CompX Class A common stock for 2001 and 2002, according to the New York Stock Exchange Composite Tape, and dividends paid per share during such periods. On February 28, 2003 the closing price per share of CompX Class A common stock according to the NYSE Composite Tape was $6.98.

                                                                              Dividends
                                                     High         Low           paid

Year ended December 31, 2001

  First Quarter ..........................       $   11.65    $    9.18    $    .125
  Second Quarter .........................           13.00        10.77         .125
  Third Quarter ..........................           13.40        10.45         .125
  Fourth Quarter .........................           12.97         8.95         .125

Year ended December 31, 2002

  First Quarter ..........................       $   14.00    $   11.00    $    .125
  Second Quarter .........................           14.40        11.72         .125
  Third Quarter ..........................           14.00         8.78         .125
  Fourth Quarter .........................            9.55         7.61         .125

     The declaration and payment of future dividends and the amount thereof, if any, will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's operations are comprised of a 52 or 53-week fiscal year. Excluding 1998, each of the years 1991 through 2002 consisted of a 52-week year. 1998 was a 53-week year.

                                                Years ended December 31,
                                            --------------------------------
                                     1998       1999        2000      2001      2002
                                     ----       ----        ----      ----      ----
                                          ($ in millions, except per share data)
Income Statement Data

Net sales .....................   $  152.1   $  225.9    $  253.3  $  211.4  $  196.1


Operating income ..............   $   30.4   $   40.0    $   37.3  $   12.5  $    6.2

Income before income taxes and
  minority interest ...........   $   32.5   $   39.2    $   35.5  $   12.9  $    3.4
Income taxes ..................       12.0       14.1        13.4       5.8       2.8
Minority interest in losses ...        (.2)       (.1)       --        --        --
                                  --------   --------    --------  --------  --------

  Net income ..................   $   20.7   $   25.2    $   22.1  $    7.1  $     .6
                                  ========   ========    ========  ========  ========

Cash dividends ................   $    1.8   $    2.0    $    8.1  $    7.6  $    7.6
Net income per basic and
 diluted share ................   $   1.37   $   1.56    $   1.37  $    .47  $    .04
Cash dividends per share ......   $    .18   $   .125    $    .50  $    .50  $    .50
Weighted average common shares
 outstanding ..................       15.1       16.1        16.1      15.1      15.1

Balance Sheet Data
 (at year end):

  Cash and other current assets   $   86.5   $   72.5    $   83.0  $   94.9  $   71.3
  Total assets ................      152.4      200.4       223.7     222.9     200.1
  Current liabilities .........       20.3       26.8        28.9      24.5      22.2
  Long-term debt, including
   current maturities .........        1.7       22.3        40.6      49.1      31.0
  Stockholders' equity ........      130.0      149.4       151.0     143.0     142.0


     In 1998, the Company issued approximately 6 million shares of its common stock in an initial public offering and CompX acquired two additional security products producers. CompX acquired two more slide producers in 1999 and another security products producer in January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company reported net income of $.6 million, or $.04 per diluted share for the year ended December 31, 2002, a decrease of 91% compared to net income of $7.1 million or $.47 per diluted share for the year ended December 31, 2001. The Company's net income in 2000 was $22.1 million, or $1.37 per diluted share.

     The continued weak economic conditions in the manufacturing sector in North America and Europe, coupled with the substantial rise in steel prices, had a significant impact on CompX's results in 2002. Several cost control initiatives were commenced during the year in response to the continuing soft market demand in order to minimize the adverse effects of lower sales and favorably position CompX to meet demand when the economy recovers. These initiatives were in addition to actions taken during 2001 that included a restructuring of its European operations in the fourth quarter of 2001. The most significant 2002 action was the retooling of its Byron Center, Michigan precision slide facility in the fourth quarter of 2002 to rationalize several products within its precision slide product family. The Byron Center retooling is expected to achieve operating efficiencies that should begin to positively impact operating results in the first quarter of 2003.

     During 2003, CompX anticipates continuing its focus on opportunities to rationalize its cost structure. As part of this initiative, CompX plans to consolidate its two Kitchener, Ontario plants into a single facility and expects substantial completion of this action during the second quarter of 2003. Expenses relating to this consolidation are expected to primarily consist of the cost to move machinery and equipment and are not anticipated to include a significant cost for the disposal of fixed assets. Other facility and product rationalization evaluations are also under review. These other evaluations could result in additional charges for asset impairment, including goodwill, and other costs in future quarters.

     The Company  defines its operations in terms of three  operating  segments:
CompX Security Products, CompX Waterloo and CompX Regout (formerly called CompX Europe). The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Regout segment, with facilities in the Netherlands, both manufacture a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. Both of these segments also either manufacture and/or distribute ergonomic computer support systems. Because of the similar economic characteristics between the CompX Waterloo and CompX Regout segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes. Prior period segment information has been reclassified to reflect the current operating segments.

     As discussed in Notes 1 and 15 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $9.4 million in 2001, or about $2.3 million higher ($24.5 million, or about $2.4 million higher in 2000) than what was actually reported, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $2.3 million difference, approximately $1.4 million and $.9 million relate to the Company's CompX Security Products and CompX Waterloo/CompX Regout segments, respectively (approximately $1.4 million and $1.0 million, respectively in 2000).

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

     The Company believes the critical financial statement judgment risks of its business are attributable to four primary areas:

o Will customer accounts receivable on the books be collected at full book value?
o Will inventory on hand be sold with a sufficient mark up to cover the cost to produce and ship the product?
o Will future cash flows of the Company be sufficient to recover the net book value of long-lived assets?
o Will future taxable income be sufficient to utilize recorded deferred income tax assets?

     The Company believes the following critical accounting policies affect its more significant judgments and estimates, as noted above, used in the preparation of its consolidated financial statements and are applicable to all of the Company's operating segments:

o Allowance for uncollectable accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the current financial condition of the customers, the age of outstanding balances and the current economic environment when assessing the adequacy of the allowances. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required.
o Inventory reserves. The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. The Company also considers the age and the quantity of inventory on hand in estimating the reserve. If actual market conditions are less favorable than those projected by management, increased inventory reserves may be required.
o Net book value of long-lived assets. The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever it determines that recovery of the long-lived asset is not probable. The determination is made in accordance with applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. Based on the Company's latest annual impairment review of goodwill of the reporting units during the third quarter of 2002, no goodwill impairments were deemed to exist. Based on this review, the estimated fair value of the CompX Waterloo/CompX Regout and CompX Security Products reporting units exceeded the net carrying values by 23% and 37%, respectively. See Notes 1 and 15 to the Consolidated Financial Statements.
o Deferred income tax assets. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. It is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized. This would result in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate is made.

Results of Operations

Net sales and operating income

                                            Years ended December 31,       % Change
                                          --------------------------   ----------------
                                      2000     2001      2002     2000 - 2001 2001 - 2002
                                      ----     ----      ----         ----        ----
                                                 (In millions)

Net sales:
  CompX Waterloo/CompX
   Regout segment ................   $168.3    $137.3    $122.7       -18%       -11%
  CompX Security
   Products segment ..............     85.0      74.1      73.4       -13%        -1%
                                                         ------     ------     ------

    Total net sales ..............   $253.3    $211.4    $196.1       -17%        -7%
                                                         ======     ======     ======

Operating income (loss):
  CompX Waterloo/CompX
   Regout segment ................   $ 24.8    $  5.2    $ (1.9)      -79%      -136%
  CompX Security
   Products segment ..............     12.5       7.3       8.1       -41%       +10%
                                                         ------     ------     ------
    Total operating
     income ......................   $ 37.3    $ 12.5    $  6.2       -67%       -50%
                                                         ======     ======     ======

Operating income (loss) margin:
  CompX Waterloo/CompX
   Regout segment ................     15%         4%    (2%)
  CompX Security
   Products segment ..............     15%        10%    11%
  Total operating income
   margin ........................     15%         6%     3%

     Year ended December 31, 2002 compared to year ended December 31, 2001

     Net sales decreased $15.3 million, or 7%, in 2002 compared to 2001 principally due to continued weak demand for the Company's component products sold to the office furniture market resulting from continued weak economic conditions in the manufacturing sector in North America and Europe. Net sales of slide products in 2002 decreased 8% as compared to 2001, while net sales of security products decreased 1% and net sales of ergonomic products decreased 18% during the same period.

     The Company's cost of goods sold decreased only 3% in 2002 compared to 2001 despite the 7% decrease in net sales during the same period. Therefore, the Company's gross margin percentage decreased significantly from 21% in 2001 to 17% in 2002. The disproportionate change in cost of goods sold and its effect on gross margins was primarily due to lower revenues from sales of slide and ergonomic products and the resulting impact of spreading fixed factory costs over lower volume. In addition, steel cost increases following the steel tariff imposed by the United States government increased the Company's raw material cost, most of which was not immediately recoverable through sales price increases in 2002. Such steel cost increases resulted in additional 2002 raw material costs to CompX of approximately $1.2 million compared to 2001 steel raw material pricing. The CompX Waterloo/CompX Regout segment was most significantly impacted by the steel cost increases, while the effects on the CompX Security Products segment were minimal.

     Operating income for 2002 decreased $6.3 million, or 50% compared to 2001 and operating margins decreased to 3% in 2002 compared to 6% for 2001. Continued reductions in manufacturing, fixed overhead and other overhead costs partially offset the effects of the decline in net sales in 2002. However, operating margins in 2002 continued to be adversely impacted by the decline in volume levels, unfavorable changes in the sales mix, increases in certain raw material costs (primarily steel) and general competitive pricing pressures.

     Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 20 years. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill is no longer subject to periodic amortization. The Company would have reported operating income of approximately $14.7 million in 2001 if the goodwill amortization included in the Company's reported operating income had not been recognized. Without goodwill amortization, operating income for the CompX Waterloo/CompX Regout segment would have been approximately $6.0 million in 2001 and operating income for the CompX Security Products segment would have been approximately $8.7 million.

     The Company recorded a pre-tax charge in the fourth quarter of 2002 of $1.6 million, the majority of which was non-cash in nature. The fourth quarter 2002 charge relates to a retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan and includes a $1.0 million loss on disposal of equipment, reflected in other general corporate income (expense), net in the consolidated statements of income. The remainder of the charge is reflected in cost of goods sold. The cost savings and operating efficiencies resulting from the retooling are expected to begin to benefit the financial results in the first quarter of 2003. An additional fourth quarter pre-tax charge of approximately $1.9 million was recorded to cost of goods sold to adjust for various changes in estimates with respect to obsolete and slow-moving inventory, inventory overhead absorption rates and other items. Approximately $1.3 million of this charge related to the CompX Waterloo/CompX Regout segment with the remaining $.6 million relating to the CompX Security Products segment. Pre-tax charges of $5.7 million were also recorded in the fourth quarter of 2001, and are discussed in connection with sales and operating income for 2000 compared to 2001, below.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to--period operating results. The effects of fluctuations in currency exchange rates affect the CompX Waterloo/CompX Regout segment, and do not materially affect the CompX Security Products segment. During 2002, the effects of currency fluctuations did not materially impact the Company or the CompX Waterloo/CompX Regout segment.

     Year ended December 31, 2001 compared to year ended December 31, 2000

     Net sales decreased $41.9 million, or 17%, in 2001 compared to 2000 due to decreased demand for the Company's products resulting from continued weak economic conditions in the manufacturing sector in North America and Europe, and to a lesser extent, the negative effects of fluctuations in currency exchange rates. Net sales of slide products in 2001 decreased 23% as compared to 2000, while net sales of security products and ergonomic products each decreased 13% during the same period.

     Cost of goods sold decreased 10% in 2001 as compared to 2000 due to the lower sales volume in 2001. As a percentage of sales, cost of sales increased from 74% in 2000 to 79% in 2001 due primarily to the spreading of fixed production costs over lower sales volumes. In addition, a $2.6 million pre-tax charge related to various changes in estimate with respect to reserves for obsolete and slow-moving inventory was recorded in the fourth quarter of 2001 and negatively impacted cost of goods sold.

     Operating income for 2001 decreased $24.8 million, or 67% compared to 2000 and operating income margins decreased to 6% in 2001 compared to 15% for 2000.
Reductions in manufacturing, fixed overhead and related overhead costs, which began in the first quarter of 2001, partially offset the effects of the decline in net sales in 2001. However, despite these cost reductions, operating margins in 2001 were adversely impacted by the decline in volume levels and the related impact on manufacturing efficiencies, the effects of unfavorable changes in the sales mix and general pricing pressures. Operating income at the CompX Waterloo/CompX Regout segment decreased 79% in 2001 compared to 2000, while operating income at the CompX Security Products segment decreased 41% for the same period. A pre-tax $2.7 million restructuring charge in the fourth quarter of 2001 and a proportionately larger impact resulting from unfavorable changes in the sales mix contributed to the more substantial operating income decline at the CompX Waterloo/CompX Regout segment as compared to the CompX Security Products segment.

     As discussed in Note 6 to the Consolidated Financial Statements, the fourth quarter 2001 restructuring charge included headcount reductions of about 35 employees at CompX's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. Of the $2.7 million charge, as adjusted for changes in currency exchange rates, approximately $.4 million was paid in 2001, $2.0 million was paid in 2002 and $.6 million was paid in January 2003. In addition, approximately $3.0 million in pre-tax charges were recorded in the fourth quarter of 2001. These charges are predominately comprised of $2.6 million related to various changes in estimates with respect to reserves for obsolete and slow-moving inventory, approximately $.1 million related to allowances for doubtful accounts, with the remainder related to other items. Of the $3.0 million charges, approximately $.9 million related to the CompX Waterloo/CompX Regout segment and the remaining $2.1 million related to the CompX Security Products segment.

     In 2001, excluding the effects of currency exchange rate fluctuations, the Company's sales decreased 15% compared to 2000. Sales of the CompX Waterloo/CompX Regout segment decreased 16%, exclusive of the effects of currency and acquisitions. Operating income comparisons for this period, however, were not materially impacted by the effects of currency. The effects of currency fluctuations do not materially affect the CompX Security Products segment.

         General

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel and plastic resins. Raw material costs represent approximately 43% of the Company's total cost of sales. During 2000 and 2001, steel prices did not change significantly compared to the respective prior years. However, in 2002, worldwide steel prices increased significantly following the steel tariff imposed by the United States government. The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. The Company entered into such arrangements for zinc, coiled steel and plastic resins in 2002 and does not anticipate further significant changes in the cost of these materials from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins may be affected by such raw material cost pressures.

     At December 31, 2002, none of the Company's employees in the U.S., the Netherlands or Taiwan were represented by bargaining units, and wage increases for such employees historically have been in line with overall inflation indices. Approximately 76% of the Company's Canadian employees are covered by a three year collective bargaining agreement which provided for annual wage increases of approximately 3.5%. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. The collective bargaining agreement expired in January 2003 and has been replaced with a new agreement which expires in January 2006. The new agreement retains the general provisions of the old agreement and provides for annual wage increases from 1% to 2.5% over the life of the contract.

     In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for approximately $9 million, further expanding its security products line. This acquisition was financed through a combination of cash on hand and increased borrowings under the Company's Revolving Senior Credit Facility.

     Selling, general and administrative expense consists primarily of salaries, commissions and advertising expenses directly related to product sales. As a percentage of net sales, selling, general and administrative expense was 11% in 2000, 13% in 2001 and 14% in 2002. Despite cost reduction programs implemented in 2001, the decline in sales volumes outpaced the ability of the Company to reduce its selling, general and administrative expense during 2001 and 2002. As a result, the Company's selling, general and administrative expense as a percentage of net sales increased since 2000.

     Other general corporate income (expense), net

     As summarized in Note 12 to the Consolidated Financial Statements, "other general corporate income (expense), net" primarily includes interest income, losses on disposal of property and equipment and net foreign currency transaction gain and loss. In 2002, loss on disposal of property and equipment included approximately $1.0 million related to the retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan. The remainder of the pre-tax charge, $.6 million, is reflected in cost of goods sold and related to the cost of moving and installing machinery and equipment as well as the disposal of obsolete inventory. Interest income decreased in 2002 compared to 2001 due primarily to lower interest rates earned on funds available for investment combined with a lower level of funds available for investment. Conversely, 2001 interest income increased when compared to 2000 due to higher levels of available funds for investment. In 2001, a curtailment gain of approximately $.1 million was included in other general corporate income, net. This curtailment gain, more fully described in Note 8 to the Consolidated Financial Statements, relates to the cessation of benefits provided under CompX's defined benefit plan which covered substantially all full-time employees of Thomas Regout International B.V. As of December 31, 2001, certain obligations related to the terminated plan had not yet been fully settled and are reflected in accrued pension costs. In 2002, such obligations were settled and the Company reported a $.7 million settlement gain.

     Interest expense

     Interest expense declined $1.0 million in 2002 compared to 2001 due primarily to lower average interest rates and lower levels of outstanding indebtedness on CompX's Revolving Senior Credit Facility. In contrast, interest expense increased $.6 million in 2001 compared to 2000 due to higher average levels of outstanding indebtedness on CompX's Revolving Senior Credit Facility. Interest expense in 2003 is expected to be somewhat higher compared to 2002 due to slightly higher interest rates charged on the Company's new Revolving Bank Credit Agreement, which is explained more fully below and in Note 7 to the Consolidated Financial Statements.

     Provision for income taxes

     The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate. Net income in 2002 was negatively impacted by an increase in the effective income tax rate primarily as a result of lower income levels and an increased proportion of foreign-sourced dividend income taxed at a higher effective tax rate.

     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 resulted in a reduction in the Company's overall effective income tax rate in 2002 as compared to 2001, partially offsetting the increased effective tax rate on foreign-sourced income.

     Other

     Reflected in the 2001 results of operations is a $2.2 million gain on the sale/leaseback of the Company's manufacturing facility in the Netherlands, which is discussed more fully below and in Note 11 to the Consolidated Financial Statements.

     Related party transactions

     CompX is a party to certain transactions with related parties. See Note 13 to the Consolidated Financial Statements.

     Outlook

     The Company expects that weak market conditions will continue in the office furniture market, the primary end-market for the Company's products. As a result, sales volumes are expected to remain depressed through at least 2003 and competitive pricing pressures are expected to continue. The Company has initiated price increases on certain of its products and will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships with additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. Among the Company's cost control initiatives is a plan to consolidate its two Kitchener, Ontario plants into one facility. Expenses related to this consolidation are expected to primarily consist of the cost to move machinery and equipment and are not anticipated to include a significant net cost for the disposal of fixed assets. Substantial completion of the consolidation is expected by the end of the second quarter of 2003. In addition, other facility rationalizations are also under review and could result in additional charges for asset impairment, including goodwill, and other costs in future quarters. These actions, along with other activities to eliminate duplicate product lines and excess capacity, are designed to position the Company to more effectively concentrate on both new product and new customer opportunities to improve Company profitability.

Liquidity and Capital Resources

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2000, 2001 and 2002 have generally been similar to the trend in the Company's earnings. Net cash provided by operating activities, excluding changes in assets and liabilities, in 2000,
2001 and 2002 totaled $36.7 million, $21.5 million and $13.5 million, respectively, compared to net income of $22.1 million, $7.1 million and $.6 million, respectively. Depreciation and amortization expense increased in 2001 as compared to 2000 in part due to the acquisitions discussed above and additional expenditures on facilities improvements and enhancements discussed below. Depreciation and amortization expense decreased in 2002 compared to 2001 due primarily to the cessation of amortization of goodwill. See Notes 1 and 15.

     Changes  in assets  and  liabilities  result  primarily  from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. For example, relative changes in assets and liabilities consumed approximately $8.3 million of cash in 2000. However, during 2001 and 2002, with CompX's specific focus on working capital management, relative changes in assets and liabilities generated a net $6.2 million and $3.4 million, respectively, in cash. Therefore, despite the significant decline in earnings in 2001 as compared to 2000, cash from operating activities in 2001 remained fairly consistent with 2000 primarily due to cash generated from inventory and accounts receivable reduction initiatives undertaken during 2001. The cash generated from these initiatives during 2001 was partially offset by a use of cash related to relative changes in accounts payable and accrued liabilities resulting from the overall decline in operating activity from 2000 to 2001. The inventory and accounts receivable reduction initiatives continued during 2002, resulting in the generation of cash from relative changes in inventory and accounts receivable, although the amount of cash generated from such relative changes was less than the amount generated in 2001. However, this positive cash generated was partially offset by the use of $1.7 million in cash during 2002 relating to the restructuring reserve that was recorded in the fourth quarter of 2001.

     Investing activities. Net cash used by investing activities totaled $32.4 million, $2.7 million and $12.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. Cash used by investing activities includes approximately $9.3 million in 2000 for the Chicago Lock acquisition. In 2001, $10.0 million in cash was provided from the sale/leaseback of the Company's plant facility in the Netherlands. Other cash flows from investing activities in each of the past three years related principally to capital expenditures. Capital expenditures in the past three years emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. The capital expenditures in 2000 relate primarily to the completion of facility expansions at the Company's Kitchener facility, additional facility expansions at the Company's Byron Center facility and general equipment upgrades and modernization. Capital expenditures in 2001 and 2002 relate primarily to general equipment upgrades and modernization.

     Pursuant to the sale/leaseback of the Company's plant facility in Maastricht, the Netherlands, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for approximately 30 months. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), was deferred and is being amortized into income over the expected leaseback period. CompX is recognizing rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period. Pursuant to the agreement, CompX is also obligated to acquire approximately 10 acres from the municipality of Maastricht for approximately $2.1 million within the next two years.

     Capital expenditures for 2003 are estimated at approximately $11 million, the majority of which relate to projects that emphasize improved production efficiency. Firm purchase commitments for capital projects in process at December 31, 2002 approximated $1.4 million.

     Financing activities. Net cash provided (used) by financing activities totaled $2.1 million, $(1.8) million and $(25.5) million for the years ended December 31, 2000, 2001 and 2002, respectively. Total cash dividends paid in 2000 were $8.1 million and in each of 2001 and 2002 were $7.6 million ($.50 per share in each of 2000 through 2002). The Company used available cash on hand to reduce its outstanding debt by $19 million in June 2002 and borrowed $1 million on its unsecured Revolving Senior Credit Facility in the third quarter of 2002.

     The Company's Board of Directors has authorized the Company to purchase up to approximately 1.5 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. As of December 31, 2002, the Company had purchased approximately 1,104,000 shares for an aggregate of $11.3 million pursuant to such authorization ($8.7 million for 844,300 shares in 2000, $2.6 million for 259,600 shares in 2001 and nil in 2002).

     In January 2003, the Company replaced its expiring $100 million unsecured Revolving Senior Credit Facility with a new $47.5 million secured Revolving Bank Credit Agreement. Had the facility been in place at December 31, 2002, $16.5 million would have been available for future borrowing. The new credit agreement is collateralized by substantially all of the Company's United States assets and at least 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Credit Agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. See Note 7 to the Consolidated Financial
Statements. Other than certain operating leases discussed in Note 14 to the Consolidated Financial Statements, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

     Management believes that cash generated from operations and borrowing availability under the Revolving Bank Credit Agreement, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that the Company's actual operating results or other developments differ from the Company's expectations, CompX's liquidity could be adversely affected. In this regard, during 2002 the Company's quarterly common stock dividend of $.125 per share exceeded the Company's earnings per share. To the extent that the Company's future operating results continue to be insufficient to cover such dividend, it is possible the Company might decide to reduce or suspend its quarterly dividend.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of its common stock, modify its dividend policy or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

     Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, the Company is obligated to make future payments under certain debt and lease agreements, and is a party to other commitments. The following table summarizes these obligations as of December 31, 2002.

                                                        Payments due by period
                                                      --------------------------
                                                     Less than  1 - 3      4 - 5
                                              Total    1 year   years      years
                                                        (In thousands)

Long-term debt ...........................   $31,000   $ --     $ --     $31,000
Capital lease obligations and other ......        89       89     --        --
Operating leases .........................     1,565      662      881        22
Unconditional purchase obligations .......     1,355    1,355     --        --
Other long-term obligation - Maastricht
 real estate acquisition obligation ......     2,085     --      2,085      --
                                             -------   ------   ------   -------

Total contractual cash obligations .......   $36,094   $2,106   $2,966   $31,022
                                             =======   ======   ======   =======

     In addition, the Company is a party to certain other agreements that contractually and unconditionally commit the Company to pay certain amounts in the future. While the Company believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. Agreements to which the Company is a party that fall into this category, more fully described in Note 14 to the Consolidated Financial Statements, are CompX's patent license agreements under which it pays royalties based on the volume of certain products manufactured in Canada and sold in the United States.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 2001 and 2002. See Note 1 to the Consolidated Financial Statements.

         Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

     At December 31, 2001 and 2002, substantially all of the Company's outstanding indebtedness were variable rate borrowings. Such borrowings at December 31, 2002 related principally to $31 million ($49 million at December 31, 2001) in borrowings under the Company's unsecured Revolving Senior Credit Facility which was replaced by a $47.5 million secured Revolving Bank Credit Agreement in January 2003. The outstanding balances at December 31, 2001 and 2002 (which approximate fair value) had a weighted-average interest rate of 4.2% and 2.5%, respectively. Amounts outstanding under the new credit facility are due in January 2006. The remaining indebtedness outstanding at December 31, 2001 and 2002 is not material.

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

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2002 CompX had entered into a series of short-term forward exchange contracts maturing through January 2003 to exchange an aggregate of $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. The difference between the estimated fair value and the face value of all such outstanding forward contracts at December 31, 2002 is not material. At December 31, 2002, the actual exchange rate was Cdn. $1.57 per U.S. dollar. No foreign exchange contracts were outstanding at December 31, 2001.

     Other. The above discussion includes forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events or losses. Such forward-looking statements are subject to certain risks and uncertainties some of which are listed in "Business-General."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
CompX  Proxy  Statement.   See  also  Note  13  to  the  Consolidated  Financial
Statements.

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)        Financial Statements and Schedules

                    The Registrant

                    The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)                Reports on Form 8-K

                    No reports on Form 8-K were filed for the quarter ended December 31, 2002.

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

    3.2 Amended and Restated Bylaws of Registrant, adopted by the Board of Directors August 31, 2002.

    10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2002 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

    10.8 Amendment No. 2 to Credit Agreement between Registrant, Bankers Trust Company, as Agent and various lending institutions, dated December 2001 - incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

    10.9            $47,500,000   Credit   Agreement   between  the  Registrant,
                    Wachovia Bank, National Association, as Agent and various lending institutions dated January 22, 2003.

    10.10*          Employment   agreement  between  Registrant  and  Wouter  J.
                    Dammers, effective August 30, 1999 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    10.11 Asset sale/leaseback agreement between Thomas Regout International BV and the municipality of Maastricht, the Netherlands dated December 21, 2001 (English translation from Dutch language document) - incorporated by reference to
                    Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

    10.12* Agreement and General Release between the Registrant and Brent A. Hagenbuch, effective May 22, 2002.

    10.13* Agreement and General Release between the Registrant and Stuart M. Bitting, effective July 31, 2002.

    21.1            Subsidiaries of the Registrant.

    23.1            Consent of PricewaterhouseCoopers LLP.

    99.1 Annual Report of the CompX Contributory Retirement Plan (Form 11-K) to be filed under Form 10-K to this Annual Report on Form 10-K405 within 180 days after December 31, 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.










* Management contract, compensatory plan or agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMPX INTERNATIONAL INC.

                      By:      /s/ David A. Bowers
                               ------------------------------------------------
                               David A. Bowers
                               Vice Chairman of the Board,
                               President and Chief Executive Officer
                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Signature                  Title                           Date

/s/ Glenn R. Simmons                     Chairman of the Board           March 14, 2003
-----------------------------
Glenn R. Simmons


/s/ David A. Bowers                      Vice Chairman of the Board,     March 14, 2003
-----------------------------            President and
David A. Bowers                          Chief Executive Officer
                                         (Principal Executive Officer)

/s/ Darryl R. Halbert                    Vice President,                 March 14, 2003
-----------------------------            Chief Financial Officer
Darryl R. Halbert                        and Controller
                                         (Principal Financial and Accounting
                                         Officer)

/s/ Paul M. Bass, Jr.                    Director                        March 14, 2003
-----------------------------
Paul M. Bass, Jr.

/s/ Keith R. Coogan                      Director                        March 14, 2003
-----------------------------
Keith R. Coogan

/s/ Edward J. Hardin                     Director                        March 14, 2003
-----------------------------
Edward J. Hardin

/s/ Ann Manix                            Director                        March 14, 2003
--------------------------------------
Ann Manix

/s/ Steven L. Watson                     Director                        March 14, 2003
-----------------------------
Steven L. Watson

                                  CERTIFICATION

I, David A. Bowers, the Vice Chairman of the Board, President and Chief Executive Officer of CompX International Inc., certify that:

1)   I have  reviewed  this  annual  report on Form 10-K of CompX  International
     Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003

/s/ David A. Bowers
-------------------------------------
David A. Bowers
Vice Chairman of the Board, President
 and Chief Executive Officer

                                  CERTIFICATION

I, Darryl R. Halbert, the Vice President, Chief Financial Officer and Controller of CompX International Inc., certify that:

1)   I have  reviewed  this  annual  report on Form 10-K of CompX  International
     Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003

/s/ Darryl R. Halbert
------------------------------------------------------
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                 Page

  Report of Independent Accountants                                   F-2

  Consolidated Balance Sheets - December 31, 2001 and 2002            F-3

  Consolidated Statements of Income -
   Years ended December 31, 2000, 2001 and 2002                       F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2000, 2001 and 2002                       F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2000, 2001 and 2002                       F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2000, 2001 and 2002                       F-9

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of CompX International Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 15 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.




                                         PricewaterhouseCoopers LLP



Dallas, Texas
February 13, 2003

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2002

                        (In thousands, except share data)


              ASSETS                                         2001         2002
                                                             ----         ----

Current assets:
  Cash and cash equivalents ........................      $ 33,309      $ 12,407
  Accounts receivable, less allowance for
   doubtful accounts of $841 and $812 ..............        23,422        22,924
  Income taxes receivable from affiliates ..........           351           352
  Refundable income taxes ..........................         2,032         1,378
  Inventories ......................................        30,902        28,876
  Prepaid expenses and other current assets ........         2,902         3,422
  Deferred income taxes ............................         1,944         1,983
                                                          --------      --------

      Total current assets .........................        94,862        71,342
                                                          --------      --------

Other assets:
  Goodwill .........................................        38,882        40,729
  Other intangible assets ..........................         2,440         2,183
  Prepaid rent .....................................         1,079           426
  Other ............................................           577           233
                                                          --------      --------

      Total other assets ...........................        42,978        43,571
                                                          --------      --------

Property and equipment:
  Land .............................................         4,368         4,344
  Buildings ........................................        29,092        29,452
  Equipment ........................................        89,773       102,347
  Construction in progress .........................         4,618         3,548
                                                          --------      --------
                                                           127,851       139,691
  Less accumulated depreciation ....................        42,815        54,512
                                                          --------      --------

      Net property and equipment ...................        85,036        85,179
                                                          --------      --------

                                                          $222,876      $200,092
                                                          ========      ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           December 31, 2001 and 2002

                        (In thousands, except share data)


   LIABILITIES AND STOCKHOLDERS' EQUITY                       2001         2002
                                                              ----         ----

Current liabilities:
  Current maturities of long-term debt .................   $      56    $       6
  Accounts payable and accrued liabilities .............      23,168       21,318
  Payable to affiliate .................................          15         --
  Income taxes .........................................       1,000          419
  Deferred income taxes ................................         291          408
                                                           ---------    ---------

      Total current liabilities ........................      24,530       22,151
                                                           ---------    ---------

Noncurrent liabilities:
  Long-term debt .......................................      49,000       31,000
  Deferred income taxes ................................       4,441        4,469
  Accrued pension costs ................................         660         --
  Deferred gain on sale/leaseback ......................       1,221          493
                                                           ---------    ---------

      Total noncurrent liabilities .....................      55,322       35,962
                                                           ---------    ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares
   authorized, none issued .............................        --           --
  Class A common stock, $.01 par value;
   20,000,000 shares authorized; 6,207,180 and 6,219,680
   shares issued .......................................          62           62
  Class B common stock, $.01 par value;
   10,000,000 shares authorized, issued and outstanding          100          100
  Additional paid-in capital ...........................     119,224      119,387
  Retained earnings ....................................      50,966       44,049
  Accumulated other comprehensive income -
   currency translation ................................     (16,013)     (10,304)
  Treasury stock, at cost - 1,103,900 shares ...........     (11,315)     (11,315)
                                                           ---------    ---------

      Total stockholders' equity .......................     143,024      141,979
                                                           ---------    ---------

                                                           $ 222,876    $ 200,092
                                                           =========    =========





Commitments and contingencies (Notes 1, 11 and 14)

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2000, 2001 and 2002

                      (In thousands, except per share data)


                                                   2000          2001         2002
                                                   ----          ----         ----

Net sales ...................................   $ 253,294    $ 211,422    $ 196,101
Cost of goods sold ..........................     187,299      167,884      163,181
                                                ---------    ---------    ---------

      Gross margin ..........................      65,995       43,538       32,920

Selling, general and administrative expense .      28,693       28,310       26,713
Restructuring charge ........................        --          2,742         --
                                                ---------    ---------    ---------

      Operating income ......................      37,302       12,486        6,207

Gain on sale of plant facility ..............        --          2,246         --
Other general corporate income (expense), net         443        1,009         (910)
Interest expense ............................      (2,302)      (2,859)      (1,888)
                                                ---------    ---------    ---------

      Income before income taxes and
       minority interest ....................      35,443       12,882        3,409

Provision for income taxes ..................      13,390        5,758        2,771

Minority interest in losses .................          (3)        --           --
                                                ---------    ---------    ---------

      Net income ............................   $  22,056    $   7,124    $     638
                                                =========    =========    =========


Basic and diluted earnings per common share .   $    1.37    $     .47    $     .04
                                                =========    =========    =========

Cash dividends per share ....................   $     .50    $     .50    $     .50
                                                =========    =========    =========

Shares used in the calculation of earnings
 per share amounts for:
  Basic earnings per share ..................      16,115       15,144       15,110
  Dilutive impact of stock options ..........          32            6            8
                                                ---------    ---------    ---------

  Diluted earnings per share ................      16,147       15,150       15,118
                                                =========    =========    =========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)



                                                 2000         2001        2002
                                                 ----         ----        ----

Net income ................................    $ 22,056     $ 7,124     $   638
                                               --------     -------     -------

Other comprehensive income - currency
 translation adjustment:
    Pre-tax amount ........................      (5,159)     (5,097)      5,643
    Less income tax benefit ...............        (323)       (207)        (66)
                                               --------     -------     -------

    Total other comprehensive income ......      (4,836)     (4,890)      5,709
                                               --------     -------     -------

      Comprehensive income ................    $ 17,220     $ 2,234     $ 6,347
                                               ========     =======     =======

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)

                                                    2000         2001        2002
                                                    ----         ----        ----

Cash flows from operating activities:
  Net income ..................................   $ 22,056    $  7,124    $    638
  Depreciation and amortization ...............     12,416      14,769      13,004
  Deferred income taxes .......................      2,310       1,355        (750)
  Gain on sale of plant facility ..............       --        (2,246)       --
  Minority interest ...........................         (3)       --          --
  Other, net ..................................        (73)        465         604
  Change in assets and liabilities:
    Accounts receivable .......................       (826)      6,112       1,301
    Inventories ...............................     (7,421)      4,075       3,052
    Accounts payable and accrued liabilities ..      2,746      (3,983)     (2,798)
    Accounts with affiliates ..................       (284)        (38)        (16)
    Income taxes ..............................     (1,033)        202       1,561
    Other, net ................................     (1,458)       (172)        342
                                                  --------    --------    --------

      Net cash provided by operating activities     28,430      27,663      16,938
                                                  --------    --------    --------


Cash flows from investing activities:
  Capital expenditures ........................    (23,128)    (13,283)    (12,703)
  Proceeds from sale of plant facility ........       --        10,000        --
  Purchase of business units ..................     (9,346)       --          --
  Other, net ..................................        111         605          32
                                                  --------    --------    --------

      Net cash used by investing activities ...    (32,363)     (2,678)    (12,671)
                                                  --------    --------    --------


Cash flows from financing activities:
  Long-term debt:
    Borrowings ................................     20,274      14,919       1,000
    Principal payments ........................     (2,454)     (6,511)    (19,050)
  Issuance of common stock ....................      1,027        --           120
  Dividends paid ..............................     (8,076)     (7,553)     (7,555)
  Common stock reacquired .....................     (8,665)     (2,650)       --
  Other .......................................         13        --          --
                                                  --------    --------    --------

      Net cash provided (used) by financing
       activities .............................      2,119      (1,795)    (25,485)
                                                  --------    --------    --------

Net increase (decrease) .......................   $ (1,814)   $ 23,190    $(21,218)
                                                  ========    ========    ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)

                                                          2000       2001      2002
                                                          ----       ----      ----

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing
     activities ....................................   $ (1,814)   $23,190   $(21,218)
    Currency translation ...........................       (535)       299        316
  Balance at beginning of year .....................     12,169      9,820     33,309
                                                       --------    -------   --------

  Balance at end of year ...........................   $  9,820    $33,309   $ 12,407
                                                       ========    =======   ========

Supplemental disclosures:
  Cash paid for:
    Interest .......................................   $  2,086    $ 3,238   $  1,877
    Income taxes ...................................     12,562      4,126      2,788

  Net assets consolidated - business units acquired:
    Cash and cash equivalents ......................   $   --      $  --     $   --
    Goodwill .......................................      4,837       --         --
    Other intangible assets ........................        254       --         --
    Other non-cash assets ..........................      7,144       --         --
    Liabilities ....................................     (2,889)      --         --
                                                       --------    -------   --------

    Cash paid ......................................   $  9,346    $  --     $   --
                                                       ========    =======   ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)

                                                                           Accumulated other
                                                                             comprehensive
                                                                                income -
                                                  Additional                    currency                       Total
                                  Common stock      paid-in       Retained     translation                  stockholders'
                                Class A  Class B    capital       earnings        stock        Treasury        equity
                                                    -------        -------     ----------     ----------      ------

Balance at December 31, 1999      $61     $100      $118,067       $37,415      $ (6,287)      $     -       $149,356

Net income                          -        -             -        22,056             -             -         22,056
Other comprehensive income          -        -             -             -        (4,836)            -         (4,836)
Cash dividends                      -        -             -        (8,076)            -             -         (8,076)
Issuance of common stock            1        -         1,072             -             -             -          1,073
Common stock reacquired             -        -             -             -             -        (8,665)        (8,665)
Other                               -        -            55             -             -             -             55
                                  ---     ----      --------       -------      --------      --------       --------

Balance at December 31, 2000       62      100       119,194        51,395       (11,123)       (8,665)       150,963

Net income                          -        -             -         7,124             -             -          7,124
Other comprehensive income          -        -             -             -        (4,890)            -         (4,890)
Cash dividends                      -        -             -        (7,553)            -             -         (7,553)
Issuance of common stock            -        -            30             -             -             -             30
Common stock reacquired             -        -             -             -             -        (2,650)        (2,650)
                                  ---     ----      --------       -------      --------      --------        --------

Balance at December 31, 2001       62      100       119,224        50,966       (16,013)      (11,315)       143,024

Net income                          -        -             -           638             -             -            638
Other comprehensive income          -        -             -             -         5,709             -          5,709
Cash dividends                      -        -             -        (7,555)            -             -         (7,555)
Issuance of common stock            -        -           156             -             -             -            156
Other                               -        -             7             -             -                            7
                                  ---     ----      --------       -------      --------      --------       --------

Balance at December 31, 2002      $62     $100      $119,387       $44,049      $(10,304)     $(11,315)      $141,979
                                  ===     ====      ========       =======      ========      ========       ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

     Organization. CompX International Inc. (NYSE: CIX) is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. at December 31, 2002. The Company manufactures and sells component products (precision ball bearing slides, security products and ergonomic computer support systems). At December 31, 2002, Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control each of such companies and the Company.

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

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of CompX International Inc. and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 2000, 2001 and 2002 each consisted of 52 weeks, and the year ended December 31, 2003 will be a 52-week year.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related applicable deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently.

     Cash and cash equivalents. Cash equivalents consist principally of bank time deposits and government and commercial notes with original maturities of three months or less.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer. Shipping terms are generally F.O.B. shipping point, although in some instances, shipping terms are F.O.B. destination point (for which sales are recognized when the product is received by the customer). Amounts charged to customers for shipping and handling are not material. The related costs incurred for shipping and handling are also not material.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and potential losses rising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales.  Inventories are stated at the lower of cost
or  market,   net  of  allowance  for  obsolete  and  slow-moving   inventories.
Inventories are based on average cost or the first-in, first-out method.

     Goodwill and other intangible assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 20 years. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill was no longer subject to periodic amortization. Goodwill and other intangible assets are stated net of accumulated amortization. See Notes 5 and 15.

     Other intangible assets, consisting of the estimated fair value of certain patents acquired, have been and will continue to be upon adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of such patents (approximately 11 years remaining at December 31, 2002), with no assumed residual value at the end of the life of the patents. Other intangible assets are stated net of accumulated amortization of $1.0 million at December 31, 2001 and $1.2 million at December 31, 2002. Amortization expense of intangible assets was $361,000 in 2000, $229,000 in 2001 and $240,000 in 2002,
and is expected to be approximately $250,000 in each of 2003 through 2007.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill or other intangible assets may be impaired, an evaluation was performed to determine if an impairment existed. Such events or circumstances included, among other things, (i) a prolonged period of time during which the Company's net carrying value of its investment in subsidiaries whose common stocks are publicly traded was greater than quoted market prices for such stocks and (ii) significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors were considered in determining whether an impairment existed. If an impairment was determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, were written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company commenced assessing impairment of goodwill and other intangible assets in accordance with SFAS No. 142. See Note 15.

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

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company began assessing impairment of goodwill in accordance with SFAS No. 142, and the Company began assessing impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company as of January 1, 2002. See Notes 5 and 15.

     Self-insurance. The Company is partially self-insured for workers' compensation and certain employee health benefits and is self-insured for environmental issues. Stop-loss coverage is purchased by the Company in order to limit its exposure to any significant levels of workers' compensation or employee health benefit claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's own historical claims experience.

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

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2002 the Company held contracts maturing through January 2003 to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. At December 31, 2002, the actual exchange rate was Cdn. $1.57 per U.S. dollar. No such contracts were held at December 31, 2001.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2000, 2001 and 2002.

     Income taxes. The Company is a separate United States federal income taxpayer and is not a member of Contran's consolidated United States federal income tax group. The Company is however a part of consolidated tax returns filed by Contran in certain United States state jurisdictions. For such consolidated state tax returns, intercompany allocations of state tax provisions are computed on a separate company basis. Payments are made to, or received from Contran in the amounts that would have been paid to or received from the respective state tax authority had CompX not been a part of the consolidated state tax return.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $54 million at December 31, 2001 and $45 million at December 31, 2002.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 848,000 in 2000, 746,000 in 2001 and 819,000 in 2002.

     Stock options. At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 has not been significant in any of the past three years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                    Years ended December 31,
                                                    2000        2001         2002
                                                    ----        ----         ----
                                                          (In thousands,
                                                      except per share data)

Net income, as reported .......................   $ 22,056    $ 7,124    $   638
Deduct:  Total stock-based employee
  compensation expense related to stock options
  determined under fair value based method
  for all awards, net of related tax effects ..     (1,342)    (1,486)    (1,572)
                                                  --------    -------    -------

Pro forma net income (loss) ...................   $ 20,714    $ 5,638    $  (934)
                                                  ========    =======    =======

Earnings (loss) per share - basic and diluted:
  As reported .................................   $   1.37    $   .47    $   .04
                                                  ========    =======    =======

  Pro forma ...................................   $   1.29    $   .37    $  (.06)
                                                  ========    =======    =======

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

     Other. Advertising costs, expensed as incurred, were $931,000 in 2000, $1,026,000 in 2001 and $879,000 in 2002. Research and development costs, expensed as incurred, were $1,082,000 in 2000, $510,000 in 2001 and $659,000 in
2002.

Note 2 - Business units acquired:

     In January 2000, the Company acquired substantially all of the operating assets of Chicago Lock Company for a cash purchase price of $9.4 million, using borrowings under the Company's revolving credit facility. The Company accounted for this acquisition by the purchase method of accounting and, accordingly, the results of operations and cash flows of the business acquired is included in the Company's consolidated financial statements subsequent to the date of acquisition. The purchase price for this acquisition has been allocated to the individual assets acquired and liabilities assumed based upon estimated fair values.

Note 3 - Business and geographic segments:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David Bowers, president and chief executive officer of the Company. The Company has three operating segments - CompX Security Products, CompX Waterloo and CompX Regout (formerly called CompX Europe). The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Regout segment, with facilities in the Netherlands, both manufacture and/or distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications and ergonomic computer support systems for office furniture. Because of the similar economic characteristics between the CompX Waterloo and CompX Regout segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes.

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

     Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash and cash equivalents. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2001 and 2002, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $91 million and $82 million, respectively.


                                                        Years ended December 31,
                                                     2000         2001         2002
                                                     ----         ----         ----
                                                            (In thousands)

Net sales:
  CompX Waterloo/CompX Regout .................   $ 168,276    $ 137,351    $ 122,743
  CompX Security Products .....................      85,018       74,071       73,358
                                                  ---------    ---------    ---------

    Total net sales ...........................   $ 253,294    $ 211,422    $ 196,101
                                                  =========    =========    =========

Operating income (loss):
  CompX Waterloo/CompX Regout .................   $  24,822    $   5,166    $  (1,869)
  CompX Security Products .....................      12,480        7,320        8,076
                                                  ---------    ---------    ---------

    Total operating income ....................      37,302       12,486        6,207

  Interest expense ............................      (2,302)      (2,859)      (1,888)
  Gain on sale of plant facility ..............        --          2,246         --
  Other general corporate income (expense), net         443        1,009         (910)
                                                  ---------    ---------    ---------

    Income before income taxes and
     minority interest ........................   $  35,443    $  12,882    $   3,409
                                                  =========    =========    =========

Depreciation and amortization:
  CompX Waterloo/CompX Regout .................   $   7,697    $   9,136    $   8,235
  CompX Security Products .....................       4,719        5,633        4,769
                                                  ---------    ---------    ---------

                                                  $  12,416    $  14,769    $  13,004
                                                  =========    =========    =========

Capital expenditures:
  CompX Waterloo/CompX Regout .................   $  13,611    $   6,831    $  11,121
  CompX Security Products .....................       9,517        6,452        1,582
                                                  ---------    ---------    ---------

                                                  $  23,128    $  13,283    $  12,703
                                                  =========    =========    =========

                                                 Years ended December 31,
                                            2000          2001           2002
                                            ----          ----           ----
                                                     (In thousands)

Net sales:
  Point of origin:
  Canada ..........................       $ 99,088       $ 81,326       $ 69,803
  United States ...................        106,294         88,302         86,432
  The Netherlands .................         35,767         32,216         29,626
  Taiwan ..........................         12,145          9,578         10,240
                                          --------       --------       --------

                                          $253,294       $211,422       $196,101
                                          ========       ========       ========

Point of destination:
  United States ...................       $159,658       $130,534       $126,182
  Canada ..........................         43,903         35,475         29,601
  Europe ..........................         34,858         37,097         33,115
  Other ...........................         14,875          8,316          7,203
                                          --------       --------       --------

                                          $253,294       $211,422       $196,101
                                          ========       ========       ========

                                                        December 31,
                                              2000          2001           2002
                                              ----          ----           ----
                                                      (In thousands)
Total assets:
  CompX Waterloo/CompX Regout ........      $131,707      $128,502      $111,271
  CompX Security Products ............        90,321        92,503        87,795
  Corporate and eliminations .........         1,644         1,871         1,026
                                            --------      --------      --------

                                            $223,672      $222,876      $200,092
                                            ========      ========      ========

Goodwill:
  CompX Waterloo/CompX Regout ........      $ 17,055      $ 15,139      $ 16,986
  CompX Security Products ............        25,158        23,743        23,743
                                            --------      --------      --------

                                            $ 42,213      $ 38,882      $ 40,729
                                            ========      ========      ========

Net property and equipment:
  United States ......................      $ 47,555      $ 48,863      $ 46,251
  Canada .............................        24,410        23,420        23,046
  The Netherlands ....................        17,259         7,323        10,034
  Taiwan .............................         5,735         5,430         5,848
                                            --------      --------      --------

                                            $ 94,959      $ 85,036      $ 85,179
                                            ========      ========      ========

Note 4 - Inventories:

                                                             December 31,
                                                          2001           2002
                                                         ----           ----
                                                              (In thousands)

Raw materials ............................            $ 9,677            $ 6,573
Work in process ..........................             12,619             12,602
Finished products ........................              8,494              9,532
Supplies .................................                112                169
                                                      -------            -------

                                                      $30,902            $28,876

Note 5 - Goodwill:

     Changes in the carrying  amount of goodwill  during the past three years is
presented  in  the  table  below.   Goodwill  was  generated   principally  from
acquisitions of certain business units during 1998, 1999 and 2000.

                                                              CompX
                                             CompX Waterloo/ Security
                                               CompX Regout  Products     Total
                                                          (In millions)

Balance at December 31, 1999 ...............      $19.9       $21.8       $41.7

Goodwill acquired/adjusted during
 the year ..................................        (.6)        4.7         4.1
Changes in currency
 exchange rates ............................       (1.2)       --          (1.2)
Periodic amortization ......................       (1.0)       (1.4)       (2.4)
                                                  -----       -----       -----

Balance at December 31, 2000 ...............       17.1        25.1        42.2

Changes in currency
 exchange rates ............................       (1.0)       --          (1.0)
Periodic amortization ......................        (.9)       (1.4)       (2.3)
                                                  -----       -----       -----

Balance at December 31, 2001 ...............       15.2        23.7        38.9

Changes in currency
 exchange rates ............................        1.8        --           1.8
                                                  -----       -----       -----

Balance at December 31, 2002 ...............      $17.0       $23.7       $40.7
                                                  =====       =====       =====

     Upon adoption of SFAS No. 142 effective January 1, 2002, the goodwill related to the CompX Security Products and CompX Waterloo/CompX Regout segments was assigned to reporting units (as defined in SFAS No. 142) consisting of the reportable operating segments to which the goodwill relates.

Note 6 - Accounts payable and accrued liabilities:

                                                                December 31,
                                                           2001           2002
                                                           ----           ----
                                                              (In thousands)

Accounts payable ...............................         $ 9,459         $ 9,106
Accrued liabilities:
  Employee benefits ............................           6,619           7,065
  Insurance ....................................             573             478
  Royalties ....................................             223             246
  Restructuring ................................           2,278             540
  Deferred gain on sale/leaseback ..............             479             805
  Other ........................................           3,537           3,078
                                                         -------         -------

                                                         $23,168         $21,318

     In 2001, the Company recognized a charge of $2.7 million related to a consolidation and rationalization of CompX's European operations. This restructuring effort included headcount reductions of about 35 employees at the Company's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. As adjusted for changes in currency exchange rates, through December 31, 2002 approximately $2.4 million of the total charge has been paid. The remaining $.6 million was paid in January 2003.

Note 7 - Indebtedness:

                                                               December 31,
                                                           2001           2002
                                                           ----           ----
                                                              (In thousands)

Revolving bank credit facility .................         $49,000         $31,000
Other ..........................................              56               6
                                                         -------         -------
                                                          49,056          31,006
Less current portion ...........................              56               6
                                                         -------         -------

                                                         $49,000         $31,000


     At December 31, 2002, the Company had a $100 million unsecured revolving bank credit facility expiring in February 2003 which bore interest at LIBOR plus a margin resulting in an interest rate of 2.5% at December 31, 2002. In January 2003, this credit facility was replaced with a secured $47.5 million revolving bank credit facility which bears interest at the Company's option, of either;
(i) the bank's prime rate plus the applicable basis point margin or (ii) LIBOR plus the applicable basis point margin (resulting in a weighted-average interest rate of 3.3% at loan inception). Borrowings are available for the Company's general corporate purposes, including acquisitions, and are due no later than January 2006. The credit facility is collateralized by substantially all of the Company's United States assets and by at least 65% of the ownership interests in the Company's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which are similar to the covenants in the former agreement and, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or transfer all or substantially all of their assets to another entity. The facility also requires maintenance of specified levels of net worth (as defined). In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility.

     Amounts outstanding at December 31, 2002 under the prior facility are classified as a noncurrent liability because those borrowings were refinanced on a long-term basis under the terms of the new facility. At December 31, 2002, the equivalent of $16.5 million would have been available for borrowing under the terms of the new facility. Approximately $6.3 million was available for dividend under the terms of the prior credit facility at December 31, 2002. Under the terms of the new facility, the Company is permitted to pay dividends and/or repurchase its common stock in an amount equal to the sum of (i) the current dividend rate of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $6.0 million plus 50% of aggregate net income over the term of the credit facility.

     Aggregate maturities of long-term debt at December 31, 2002 are shown in the table below.

Years ending December 31,                                           Amount
                                                                (In thousands)

  2003                                                             $     6
  2006                                                              31,000
                                                                   -------
                                                                   $31,006

Note 8 - Employee benefit plans:

     Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $1,608,000 in 2000, $1,720,000 in 2001 and $1,748,000 in 2002.

     Defined benefit plans. Through January 1, 2001, the Company maintained a defined benefit pension plan covering substantially all full-time employees of Thomas Regout B.V. Variances from actuarially assumed rates resulted in increases or decreases in accumulated pension obligations, pension expense and funding requirements. As of January 1, 2001, the Company ceased providing future benefits under the plan, thus reducing certain pension benefit obligations. In connection with this curtailment, the Company recognized a curtailment gain of approximately $116,000 in 2001. As of December 31, 2001, certain obligations related to the terminated plan had not yet been fully settled and are reflected in accrued pension costs. In 2002, such obligations were settled and the Company reported a settlement gain of $677,000. See Note 12.

     The rates used in determining the actuarial present value of benefit obligations are presented below:


                                                                 December 31,
                                                                     2001

Discount rate                                                       6.25%
Rate of increase in future compensation levels                 Not applicable
Long-term rate of return on assets                                  4.0 %

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below.

                                                        Years ended December 31,
                                                          2001            2002
                                                          ----            ----
                                                             (In thousands)

Change in projected benefit obligations ("PBO"):
PBO at beginning of the year ...................        $ 2,301         $ 1,279
Actuarial gains ................................           (766)           --
Curtailment gain ...............................           (116)           --
Settlement .....................................           --            (1,259)
Change in foreign exchange rates ...............           (140)            (20)
                                                        -------         -------

    PBO at end of the year .....................        $ 1,279         $  --
                                                        =======         =======

                                                        Years ended December 31,
                                                            2001          2002
                                                            ----          ----
                                                               (In thousands)

Change in fair value of plan assets:
  Fair value of plan assets at beginning of
   the year ..........................................     $ 1,055      $ 1,019
  Actual return on plan assets .......................          61         --
  Employer contributions .............................        --            240
  Settlement .........................................        --         (1,259)
  Change in foreign exchange rates ...................         (97)        --
                                                           -------      -------

      Fair value of plan assets at end of year .......     $ 1,019      $  --
                                                           =======      =======

Funded status at year end:
  Plan assets less than PBO ..........................     $   260      $  --
  Unrecognized gains .................................         640         --
                                                           -------      -------

                                                           $   900      $  --
                                                           =======      =======

Amounts recognized in the balance sheet -
 accrued pension costs:
    Current ..........................................     $   240      $  --
    Noncurrent .......................................         660         --
                                                           -------      -------

                                                           $   900      $  --
                                                           =======      =======



                                                      Years ended December 31,
                                                  ------------------------------
                                                    2000       2001         2002
                                                    ----       ----         ----
                                                         (In thousands)

Net periodic pension cost (benefit):
Service cost benefits ......................       $ 131        $--         $-
Interest cost on PBO .......................          80         --         --
Expected return on plan assets .............         (35)        (61)       --
Unrecognized gains .........................        --            19        --
                                                   -----        ----        ----
                                                   $ 176        $(42)       $-
                                                   =====        ====        ====


Note 9 - Income taxes:

     The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                               Years ended December 31,
                                        2000           2001             2002
                                        ----           ----             ----
                                                      (In thousands)

Components of pre-tax income (loss):
United States ...............         $ 7,746         $   (998)         $(1,913)
Non-U.S .....................          27,697           13,880            5,322
                                      -------         --------          -------

                                      $35,443         $ 12,882          $ 3,409
                                      =======         ========          =======


                                                      Years ended December 31,
                                                   2000       2001        2002
                                                   ----       ----        ----
                                                          (In thousands)

Provision for income taxes:
  Currently payable (refundable):
    U.S. federal and state ...................   $  2,385    $  (844)   $ 1,128
    Foreign ..................................      8,695      5,247      2,394
                                                 --------    -------    -------

                                                   11,080      4,403      3,522
                                                 --------    -------    -------
  Deferred income taxes (benefit):
    U.S ......................................      1,034      1,941       (114)
    Foreign ..................................      1,276       (586)      (637)
                                                 --------    -------    -------

                                                    2,310      1,355       (751)
                                                 --------    -------    -------

                                                 $ 13,390    $ 5,758    $ 2,771
                                                 ========    =======    =======

Expected tax expense, at the U.S. federal
 statutory income tax rate of 35% ............   $ 12,405    $ 4,509    $ 1,193
Non-U.S. tax rates ...........................        (90)      (353)      (290)
Incremental U.S. tax on earnings of
 foreign subsidiary ..........................        198        330      1,099
No tax benefit for goodwill amortization .....        610        693       --
State income taxes and other, net ............        267        579        769
                                                 --------    -------    -------

                                                 $ 13,390    $ 5,758    $ 2,771
                                                 ========    =======    =======

Comprehensive provision for income tax
 benefit allocable to:
  Pre-tax income .............................   $ 13,390    $ 5,758    $ 2,771
  Other comprehensive income -
   currency translation ......................       (323)      (207)       (66)
                                                 --------    -------    -------

                                                 $ 13,067    $ 5,551    $ 2,705
                                                 ========    =======    =======

     The components of net deferred tax assets (liabilities) are summarized below.

                                                                 December 31,
                                                              2001         2002
                                                              ----         ----
                                                                (In thousands)

Tax effect of temporary differences related to:
  Inventories ............................................   $   630    $   575
  Property and equipment .................................    (7,890)    (8,510)
  Accrued liabilities and other deductible differences ...     2,987      2,087
  Tax loss and credit carryforwards ......................     4,831      5,769
  Other taxable differences ..............................    (3,346)    (2,815)
  Valuation allowance ....................................      --         --
                                                             -------    -------

                                                             $(2,788)   $(2,894)
                                                             =======    =======

Net current deferred tax assets ..........................   $ 1,944    $ 1,983
Net current deferred tax liabilities .....................      (291)      (408)
Net noncurrent deferred tax liabilities ..................    (4,441)    (4,469)
                                                             -------    -------

                                                             $(2,788)   $(2,894)
                                                             =======    =======

     At December 31, 2002, the Company has net operating loss ("NOL") carryforwards, which expire in 2007 through 2018, of approximately $8.4 million for U.S. federal income tax purposes. The NOL carryforwards arose from the acquisition of Thomas Regout USA, Inc. These losses may only be used to offset future taxable income of the acquired subsidiary and are not available to offset taxable income of other subsidiaries. Utilization of certain portions of the NOL carryforward is limited to approximately $400,000 annually. The Company utilized none of such NOL carryforward in 2000, 2001 or 2002. At December 31, 2002, the Company also has the equivalent of approximately $5.8 million of tax loss carryforwards in the Netherlands with no expiration date. The Company believes that it is more-likely-than-not that all such NOLs will be utilized to reduce future income tax liabilities. Consequently, no valuation allowance has been recorded to offset the deferred tax asset related to these NOLs.

Note 10 - Stockholders' equity:

                                               Shares of common stock
                                --------------------------------------------------
                                               Class A                   Class B
                                ------------------------------------   -----------
                                                                        Issued and
                                Issued       Treasury    Outstanding   outstanding

Balance at December 31, 1999   6,147,380         --       6,147,380    10,000,000

Issued .....................      57,300         --          57,300          --
Reacquired .................        --       (844,300)     (844,300)         --
                               ---------   ----------    ----------    ----------

Balance at December 31, 2000   6,204,680     (844,300)    5,360,380    10,000,000

Issued .....................       2,500         --           2,500          --
Reacquired .................        --       (259,600)     (259,600)         --
                               ---------   ----------    ----------    ----------

Balance at December 31, 2001   6,207,180   (1,103,900)    5,103,280    10,000,000

Issued .....................      12,500         --          12,500          --
                               ---------   ----------    ----------    ----------

Balance at December 31, 2002   6,219,680   (1,103,900)    5,115,780    10,000,000
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

     Reacquired common stock. The Company's Board of Directors has authorized the Company to purchase up to approximately 1.5 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices and over an unspecified period of time. As of December 31, 2002, the Company had purchased approximately 1,104,000 shares for an aggregate of $11.3 million pursuant to such authorization.

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

                                                                                  Amount
                                                            Exercise             payable
                                                            price per              upon
                                               Shares         share              exercise
                                                      (In thousands, except
                                                          per share amounts)

Outstanding at December 31, 1999                658      $15.88 -$20.00            $12,784

Granted                                         292       12.50 - 19.63              5,360
Exercised                                       (57)      17.94 - 20.00             (1,073)
Canceled                                       (171)      15.88 - 20.00             (3,290)
                                               ----      --------------            -------

Outstanding at December 31, 2000                722       12.50 - 20.00             13,781

Granted                                         330       10.00 - 13.00              4,181
Canceled                                       (196)      13.00 - 20.00             (3,691)
                                               ----      --------------            -------

Outstanding at December 31, 2001                856       10.00 - 20.00             14,271

Granted                                          25       11.00 - 14.30                328
Exercised                                       (10)          12.06                   (120)
Canceled                                       (107)      11.59 - 20.00             (1,484)
                                               ----      --------------            -------

Outstanding at December 31, 2002                764      $10.00 -$20.00            $12,995
                                                ====     ==============            =======

     Outstanding options at December 31, 2002 represent approximately 5% of the Company's total outstanding shares of common shares at that date and expire through 2012 with a weighted-average remaining term of 7 years. At December 31, 2002, options to purchase 378,000 of the Company's shares were exercisable at prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $7.0 million, with a weighted-average exercise price of $16.74 per share. These exercisable options are exercisable through 2012. All of such exercisable options are exercisable at prices higher than the Company's December 31, 2002 market price of $8.37 per share. At December 31, 2002, options to purchase 149,000 shares are scheduled to become exercisable in 2003 and an aggregate of 496,000 shares were available for future grants.

     Other. The pro forma information included in Note 1, required by SFAS No. 123, Accounting for Stock-Based Compensation, is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998 (the first time the Company granted stock options). The weighted-average fair values of CompX options granted during 2000, 2001 and 2002 were $7.86, $4.53 and $5.05 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 37% to 45%, risk-free rates of return of 5.1% to 6.9%, dividend yields of nil to 5.0% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes stock option valuation model may not provide a reliable estimate of the fair value of employee stock options.

     For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic and dilutive earnings per share is not necessarily indicative of future effects on net income or earnings per share.

Note 11 - Gain on sale of plant facility:

     In 2001, the Company recorded a $2.2 million pre-tax gain related to the sale/leaseback of its manufacturing facility in the Netherlands. Pursuant to the sale/leaseback, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for approximately 30 months. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), was deferred and is being amortized into income over the expected leaseback period. CompX is recognizing rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period. Pursuant to the agreement, CompX is also obligated to acquire approximately 10 acres from the municipality of Maastricht for approximately $2.1 million within the next two years.

Note 12 - Other general corporate income (expense), net:

                                                     Years ended December 31,
                                                   2000        2001        2002
                                                   ----        ----        ----
                                                          (In thousands)

Net foreign currency transaction gain (loss) ..   $  (117)   $   636    $  (865)
Interest income ...............................       569        574        381
Defined benefit plan curtailment gain .........      --          116       --
Defined benefit plan settlement gain ..........      --         --          677
Gain (loss) on disposal of property and
 equipment ....................................        27       (126)    (1,193)
Other income (expense), net ...................       (36)      (191)        90
                                                  -------    -------    -------

                                                  $   443    $ 1,009    $  (910)
                                                  =======    =======    =======

     In 2002, losses on disposal of property and equipment included $1,047,000 related to the retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan. The remainder of the charges for retooling are recorded as cost of goods sold and relate to the cost of moving and installing machinery and equipment as well as the disposal of obsolete inventory.


Note 13 -      Related party transactions:

     The Company may be deemed to be controlled  by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     Under the terms of various Intercorporate Service Agreements ("ISAs") with Contran, Valhi and NL Industries, Inc., a majority-owned subsidiary of Valhi, Contran, Valhi and NL have performed certain management, tax planning, financial and administrative services for the Company on a fee basis over the past three years. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Contran, Valhi or NL employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISAs are reviewed and approved by the applicable independent directors of the companies that are parties to the agreement. In addition, certain occupancy and related office services are provided based upon square footage occupied. Fees pursuant to these agreements aggregated $689,000 in 2000, $1,245,000 in 2001 and $1,744,000 in 2002.

     Certain of the Company's insurance coverages that were reinsured in 2000, 2001 and 2002 were arranged for and brokered by EWI Re, Inc. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, and pursuant to an agreement that, as amended, may be terminated with 90 days' written notice by either party, such son-in-law provides advisory services to EWI as requested by EWI, for which such son-in-law is paid $11,875 per month and receives certain other benefits under EWI's benefit plans. Such son-in-law is also currently the Chairman of the Board of EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

     Through January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned all or substantially all of the remainder of EWI. In January 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million, and EWI became a wholly-owned subsidiary of NL. The purchase was approved by a special committee of NL's board of directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

     The Company and other entities related to Contran participate in a combined risk management program. Net charges from related parties related to this buying program, principally charges for insuring property and other risks, aggregated $563,000 in 2000, $889,000 in 2001 and $1,094,000 in 2002. These fees and charges are principally pass-through in nature.

Note 14 -      Commitments and contingencies:

     Legal proceedings. The Company is involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, if any, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

     Concentration of credit risk. The Company's products are sold primarily in North America and Europe to original equipment manufacturers. The ten largest customers accounted for approximately 35%, 36% and 30% of sales in 2000, 2001 and 2002, respectively, with no single customer accounting for more than 10% of sales.

     Other. Royalty expense was $1,073,000 in 2000, $672,000 in 2001 and $708,000 in 2002. Royalties relate principally to certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement.

     Rent expense, principally for equipment, was $1,072,000 in 2000, $1,861,000 in 2001 and $1,009,000 in 2002. At December 31, 2002, future minimum rentals under noncancellable operating leases are approximately $662,000 in 2003, $399,000 in 2004, $292,000 in 2005, $190,000 in 2006 and $22,000 in 2007.

     Firm purchase commitments for capital projects in process at December 31, 2002 approximated $1.4 million.

Note 15 - Accounting principles newly adopted in 2002:

     Goodwill. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill, is no longer amortized on a periodic basis. Goodwill is subject to an impairment test to be performed at least on an annual basis, and such impairment reviews may result in future periodic write-downs charged to earnings. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002, and all goodwill arising in a purchase business combination completed on or after July 1, 2001 was not periodically amortized from the date of such combination.

     As discussed in Note 5, the Company has assigned its goodwill to two reporting units (as that term is defined in SFAS No. 142). Goodwill was assigned to two reporting units attributable to the two operating segments, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic products and slide products operations. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company uses appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the two reporting units. The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. Starting in 2002, in accordance with the requirements of SFAS No. 142, the Company reviews the goodwill of its two reporting units for impairment during the third quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's impairment review completed during the third quarter of 2002.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2000 and 2001 if the goodwill amortization included in the Company's reported consolidated net income had not been recognized.

                                                      Years ended December 31,
                                                      2000        2001       2002
                                                      ----        ----       ----
                                                            (In millions,
                                                        except per share data)

Net income, as reported .......................      $ 22.1      $  7.1     $   .6
Goodwill amortization .........................         2.4         2.3       --
Incremental income taxes ......................        --          --         --
                                                     ------      ------     ------
  Adjusted net income .........................      $ 24.5      $  9.4     $   .6
                                                     ======      ======     ======

Basic and diluted net income per share,
 as reported ..................................      $ 1.37      $  .47     $  .04

Goodwill amortization .........................         .14         .15       --
Incremental income taxes ......................        --          --         --
                                                     ------      ------     ------
  Adjusted basic and diluted net
   income per share ...........................      $ 1.51      $  .62     $  .04
                                                     ======      ======     ======

     Impairment of long-lived assets. The Company adopted SFAS No. 144, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant impact on the Company.

Note 16 - Accounting principles not yet adopted:

     Asset retirement obligations. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company does not have any asset retirement obligations covered by the scope of SFAS No. 143, and therefore adoption of such standard did not have a significant effect on the Company as of January 1, 2003.

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

     Guarantees. The Company has no guarantees covered by the disclosure requirements of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. As required by the transition provisions of FIN No. 45, beginning in 2003 the Company will adopt the recognition and initial measurement provisions of this FIN on a prospective basis for any guarantees issued or modified after December 31, 2002.

Note 17 - Quarterly results of operations (unaudited):

                                                        Quarter ended
                                                    ----------------------
                                             March 31  June 30  Sept. 30   Dec. 31
                                               ----     ----     ----       ----
                                            (In millions, except per share amounts)

2001:
  Net sales ...............................   $ 59.6   $ 53.4   $ 51.5   $ 47.0
  Operating income (loss) .................      6.8      5.3      4.1     (3.8)
  Net income (loss) .......................      3.7      2.7      2.1     (1.4)

  Basic and diluted earnings (loss)
   per share ..............................   $  .24   $  .18   $  .14   $ (.09)

2002:
  Net sales ...............................   $ 48.6   $ 51.0   $ 48.8   $ 47.7
  Operating income (loss) .................      2.5      2.7      1.3      (.3)
  Net income (loss) .......................      1.3       .8       .2     (1.8)

  Basic and diluted earnings (loss)
   per share ..............................   $  .09   $  .05   $  .02   $ (.12)

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

     During the fourth quarter of 2002, the Company recorded the following significant adjustments:

o A $1.6 million pre-tax charge related to a re-tooling of the Company's precision slide manufacturing facility in Byron Center, Michigan. $1.0 million of such charge was non-cash in nature and is reflected in other general corporate income (expenses), net, with the remainder reflected in cost of goods sold.

o A $1.9 million pre-tax charge, recorded as cost of goods sold, related to various changes in estimates with respect to obsolete and slow-moving inventory, inventory overhead absorption rates and other items.
     Approximately $1.3 million of this charge related to the CompX Waterloo/CompX Regout segment, with the remaining $.6 million relating to the CompX Security Products segment.

     The aggregate effect of these fourth quarter 2002 adjustments was a pre-tax charge of $3.5 million ($2.3 million, or $.15 per diluted share, net of income taxes).

     During the fourth quarter of 2001, the Company recorded the following significant adjustments:

o A $2.7 million pre-tax restructuring charge related to CompX's European operations. See Note 6.
o A $2.2 million pre-tax gain on the sale/leaseback of its manufacturing facility located in Maastricht, the Netherlands. See Note 11.
o A $3.0 million pre-tax charge related to changes in estimates with respect to reserves for obsolete and slow-moving inventory and other items. Approximately $2.1 million of this charge related to the CompX Security Products segment with the remaining $.9 million relating to the CompX Waterloo/CompX Regout segment.

     The aggregate effect of these fourth quarter 2001 adjustments was a pre-tax charge of $3.5 million ($2.0 million, or $.13 per diluted share, net of income taxes).

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of CompX International Inc.:


     Our audits of the consolidated financial statements referred to in our report dated February 13, 2003, appearing on page F-2 of this 2002 Annual Report on Form 10-K of CompX International Inc., also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                             PricewaterhouseCoopers LLP


Dallas, Texas
February 13, 2003

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                        Additions
                                           Balance at   charged to                              Balance
                                           beginning    costs and       Net     Currency        at end
                          Description       of year      expenses   deductions  translation     of year
                      ------------------   ---------    ----------  ----------  -----------     -------


Year ended December 31, 2000:

  Allowance for doubtful accounts .......   $  725        $  (123)     $   (79)     $ (36)        $  487
                                            ======        =======      =======      =====         ======

  Amortization of goodwill ..............   $2,730        $ 2,390      $  --        $ (55)       $5,065
                                            ======        =======      =======      =====         ======

  Amortization of other intangible assets   $  426        $   361      $  --        $  (2)        $  785
                                            ======        =======      =======      =====         ======

Year ended December 31, 2001:

  Allowance for doubtful accounts .......   $  487        $   636      $  (296)     $  14         $  841
                                            ======        =======      =======      =====         ======

  Amortization of goodwill ..............   $5,065        $ 2,304      $  --        $ (75)        $7,294
                                            ======        =======      =======      =====         ======

  Amortization of other intangible assets   $  785        $   229      $  --        $  (4)        $1,010
                                            ======        =======      =======      =====         ======

Year ended December 31, 2002:

  Allowance for doubtful accounts .......   $  841        $   458      $  (541)     $  54         $  812
                                            ======        =======      =======      =====         ======

  Amortization of goodwill ..............   $7,294        $  --        $  --        $ 332         $7,626
                                            ======        =======      =======      =====         ======

  Amortization of other intangible assets   $1,010        $   240      $  --        $  (1)        $1,249
                                            ======        =======      =======      =====         ======