Form 10-Q
period 2003-03-31
COMPX INTERNATIONAL INC
filed 2003-05-08
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2003            Commission file number 1-13905
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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ---      ---

Number of shares of common stock outstanding on May 2, 2003:
        Class A:   5,115,780
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2002
                  and March 31, 2003                                      3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 2002 and 2003               5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2002 and 2003               6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2002 and 2003               7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2003                        8

                 Notes to Consolidated Financial Statements               9-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   13-17

  Item 4.        Controls and Procedures.                                 18

Part II.         OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K.                        19

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                    ASSETS                               December 31,    March 31,
                                                            2002            2003
                                                         ------------    ---------

Current assets:
  Cash and cash equivalents ........................      $ 12,407      $ 11,132
  Accounts receivable, net .........................        22,924        25,500
  Income taxes receivable from affiliates ..........           352           331
  Other receivable from affiliate ..................          --             273
  Refundable income taxes ..........................         1,378         1,222
  Inventories ......................................        28,876        28,225
  Prepaid expenses and other .......................         3,422         4,190
  Deferred income taxes ............................         1,983         1,940
                                                          --------      --------

      Total current assets .........................        71,342        72,813
                                                          --------      --------

Other assets:
  Goodwill .........................................        40,729        41,125
  Other intangible assets ..........................         2,183         2,122
  Prepaid rent .....................................           426           220
  Other ............................................           233           440
                                                          --------      --------

      Total other assets ...........................        43,571        43,907
                                                          --------      --------

Property and equipment:
  Land .............................................         4,344         4,637
  Buildings ........................................        29,452        30,032
  Equipment ........................................       102,347       107,009
  Construction in progress .........................         3,548         3,971
                                                          --------      --------

                                                           139,691       145,649

  Less accumulated depreciation ....................        54,512        59,872
                                                          --------      --------

      Net property and equipment ...................        85,179        85,777
                                                          --------      --------

                                                          $200,092      $202,497
                                                          ========      ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,     March 31,
                                                          2002           2003
                                                      ------------     ---------

Current liabilities:
  Current maturities of long-term debt ...........     $       6      $    --
  Accounts payable and accrued liabilities .......        21,318         20,493
  Deferred income taxes ..........................           408           --
  Income taxes ...................................           419            792
                                                       ---------      ---------

      Total current liabilities ..................        22,151         21,285
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        31,000         32,000
  Deferred income taxes ..........................         4,469          4,634
  Deferred gain on sale/leaseback ................           493            221
                                                       ---------      ---------

      Total noncurrent liabilities ...............        35,962         36,855
                                                       ---------      ---------

Stockholders' equity:
  Preferred stock ................................          --             --
  Class A common stock ...........................            62             62
  Class B common stock ...........................           100            100
  Additional paid-in capital .....................       119,387        119,387
  Retained earnings ..............................        44,049         42,718
  Accumulated other comprehensive income
   - currency translation ........................       (10,304)        (6,595)
  Treasury stock .................................       (11,315)       (11,315)
                                                       ---------      ---------

      Total stockholders' equity .................       141,979        144,357
                                                       ---------      ---------

                                                       $ 200,092      $ 202,497
                                                       =========      =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2002 and 2003

                      (In thousands, except per share data)


                                                             2002         2003
                                                             ----         ----

Net sales ............................................     $ 48,569      $51,020
Cost of goods sold ...................................       38,862       42,197
                                                           --------      -------

    Gross margin .....................................        9,707        8,823

Selling, general and administrative expense ..........        7,187        6,994
                                                           --------      -------

    Operating income .................................        2,520        1,829

Other general corporate (income) expense, net ........         (311)         491
Interest expense .....................................          683          341
                                                           --------      -------

    Income before income taxes .......................        2,148          997

Provision for income taxes ...........................          817          439
                                                           --------      -------

    Net income .......................................     $  1,331      $   558
                                                           ========      =======


Basic and diluted earnings per common share ..........     $    .09      $   .04
                                                           ========      =======

Cash dividends per share .............................     $  0.125      $ 0.125
                                                           ========      =======

Shares used in the calculation of earnings
 per share amounts:
  Basic earnings per share ...........................       15,103       15,116
  Dilutive impact of outstanding stock options .......           14         --
                                                           --------      -------

  Diluted earnings per share .........................       15,117       15,116
                                                           ========      =======

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2002 and 2003

                                 (In thousands)



                                                              2002          2003
                                                              ----          ----


Net income ...........................................      $ 1,331       $  558

Other comprehensive income (loss) -
  currency translation adjustment, net of tax ........         (198)       3,709
                                                            -------       ------

      Comprehensive income ...........................      $ 1,133       $4,267
                                                            =======       ======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2003

                                 (In thousands)

                                                             2002         2003
                                                             ----         ----

Cash flows from operating activities:
  Net income .........................................    $  1,331     $    558
  Depreciation and amortization ......................       3,080        3,424
  Deferred income taxes ..............................       1,010         (357)
  Other, net .........................................        (258)          56
                                                          --------     --------
                                                             5,163        3,681
  Change in assets and liabilities:
    Accounts receivable ..............................      (1,377)      (1,885)
    Inventories ......................................       1,794        1,409
    Accounts payable and accrued liabilities .........        (963)      (1,457)
    Accounts with affiliates .........................          57         (252)
    Income taxes .....................................        (233)         607
    Other, net .......................................          73         (582)
                                                          --------     --------

      Net cash provided by operating activities ......       4,514        1,521
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................      (3,699)      (2,036)
  Other, net .........................................        --             56
                                                          --------     --------

      Net cash used by investing activities ..........      (3,699)      (1,980)
                                                          --------     --------

Cash flows from financing activities:
  Indebtedness:
     Additions .......................................        --          1,000
     Principal payments ..............................         (13)          (6)
     Deferred financing costs paid ...................        --           (417)
  Dividends ..........................................      (1,888)      (1,889)
                                                          --------     --------

      Net cash used by financing activities ..........      (1,901)      (1,312)
                                                          --------     --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......      (1,086)      (1,771)
  Currency translation ...............................         420          496
Cash and cash equivalents at beginning of period .....      33,309       12,407
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $ 32,643     $ 11,132
                                                          ========     ========

Supplemental disclosures:
  Cash paid for:
    Interest .........................................    $    581     $    494
    Income taxes .....................................         173          175

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2003

                                 (In thousands)

                                                                      Accumulated
                                                                         other
                                                                     comprehensive
                                                Additional            income (loss)-               Total
                                  Common Stock   paid-in    Retained    currency    Treasury   stockholders'
                                Class A  Class B capital    earnings   translation    stock       equity

Balance at December 31, 2002 ..   $62     $100   $119,387   $ 44,049    $(10,304)   $(11,315)   $ 141,979

Net income ....................    --      --        --          558        --          --            558

Other comprehensive income, net    --      --        --         --         3,709        --          3,709

Cash dividends ................    --      --        --       (1,889)       --          --         (1,889)
                                  ---     ----   --------   --------    --------    --------    ---------

Balance at March 31, 2003 .....   $62     $100   $119,387   $ 42,718    $ (6,595)   $(11,315)   $ 144,357
                                  ===     ====   ========   ========    ========    ========    =========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2002 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 2002 Annual Report.

     The Company is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. At March 31, 2003, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

     Stock options. As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 was not significant during the first three months of 2002 or 2003.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                              Three months ended
                                                                   March 31,
                                                                 2002      2003
                                                                 ----      ----
                                                                 (In thousands)

Net income, as reported .............................          $ 1,331    $ 558
Deduct:  Total stock-based employee
 compensation expense related to stock options
 determined under fair value based method for all
 awards, net of related tax effects..................             (391)    (219)
                                                               -------    -----

Pro forma net income ................................          $   940    $ 339
                                                               =======    =====

Earnings per share - basic and diluted:
  As reported .......................................          $   .09    $ .04
                                                               =======    =====

  Pro forma .........................................          $   .06    $ .02
                                                               =======    =====


Note 2 - Business segment information:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company has three operating segments - CompX Security Products, CompX Waterloo and CompX Regout. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Regout segment, with facilities in the Netherlands, both manufacture and/or distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications and ergonomic computer support systems for office furniture. Because of the similar economic characteristics between the CompX Waterloo and CompX Regout segments and due to the identical products, customer types, production processes and distribution methods shared by these two segments, they have been aggregated into a single reportable segment for segment reporting purposes. Three months ended March 31,

                                                           2002           2003
                                                           ----           ----
                                                              (In thousands)

Net sales:
  CompX Waterloo/CompX Regout ......................     $ 30,388      $ 32,591
  CompX Security Products ..........................       18,181        18,429
                                                         --------      --------

    Total net sales ................................     $ 48,569      $ 51,020
                                                         ========      ========

Operating income (loss):
  CompX Waterloo/CompX Regout ......................     $    411      $   (402)
  CompX Security Products ..........................        2,109         2,231
                                                         --------      --------

    Total operating income .........................        2,520         1,829

Interest expense ...................................         (683)         (341)
Other general corporate income (expense), net ......          311          (491)
                                                         --------      --------

  Income before income taxes .......................     $  2,148      $    997
                                                         ========      ========

Note 3 -       Inventories:

                                                    December 31,         March 31,
                                                        2002               2003
                                                    ------------         ---------
                                                              (In thousands)

Raw materials ............................            $ 6,573            $ 6,235
Work in process ..........................             12,602             12,334
Finished products ........................              9,532              9,499
Supplies .................................                169                157
                                                      -------            -------

                                                      $28,876            $28,225
                                                      =======            =======


Note 4 -       Accounts payable and accrued liabilities:

                                                       December 31,      March 31,
                                                           2002            2003
                                                       ------------      ---------
                                                               (In thousands)

Accounts payable ...............................         $ 9,106         $ 8,504
Accrued liabilities:
  Employee benefits ............................           7,065           6,271
  Insurance ....................................             478             427
  Royalties ....................................             246             202
  Restructuring ................................             540            --
  Deferred gain on sale/leaseback ..............             805             831
  Other ........................................           3,078           4,258
                                                         -------         -------

                                                         $21,318         $20,493
                                                         =======         =======

     In 2001, a charge of $2.7 million was recorded related to a consolidation and rationalization of CompX's European operations. This restructuring effort included headcount reductions of about 35 employees at the Company's Maastricht, the Netherlands facility, substantially all of which had been implemented by December 31, 2001. As adjusted for changes in currency exchange rates, approximately $3.0 million was paid through March 31, 2003, which satisfied the Company's obligations related to this restructuring.

Note 5 - Indebtedness:

                                                      December 31,      March 31,
                                                         2002             2003
                                                      ------------      ---------
                                                             (In thousands)

Revolving bank credit facility .................         $31,000         $32,000
Other ..........................................               6            --
                                                         -------         -------

                                                          31,006          32,000
Less current maturities ........................               6            --
                                                         -------         -------

                                                         $31,000         $32,000
                                                         =======         =======

Note 6 - Other general corporate income (expense), net:

                                                             Three months ended
                                                                  March 31,
                                                             2002         2003
                                                             ----         ----
                                                                (In thousands)

Interest income ......................................       $ 184        $  50
Foreign currency transactions, net ...................        (290)        (595)
Defined benefit pension plan settlement gain .........         677         --
Other, net ...........................................        (260)          54
                                                             -----        -----

                                                             $ 311        $(491)
                                                             =====        =====

Note 7 - Provision for income taxes:

                                                             Three months ended
                                                                  March 31,
                                                             2002          2003
                                                             ----          ----
                                                                (In thousands)

Expected tax expense .................................       $ 752        $ 349
Non-U.S. tax rates ...................................         (87)         (67)
Incremental U.S. tax on earnings of foreign
 subsidiaries ........................................          48          217
State income taxes ...................................          17           26
Other, net ...........................................          87          (86)
                                                             -----        -----

                                                             $ 817        $ 439
                                                             =====        =====

Note 8 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under SFAS No. 133. At December 31, 2002, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. Such contracts matured through January 2003. At March 31, 2003, the Company did not hold any such contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

     The Company reported net income of $.6 million in the first quarter of 2003, a decrease of 58% from net income of $1.3 million for the first quarter of 2002.

     CompX anticipates continuing its focus on opportunities to rationalize its cost structure throughout 2003. As part of this initiative, CompX is consolidating its two Kitchener, Ontario plants into a single facility and expects substantial completion of this action during the second quarter of 2003. Expenses relating to this consolidation were approximately $400,000 in the first three months of 2003 and are included in cost of goods sold. The remaining consolidation expenses, expected to be incurred in the second quarter of 2003, should be less than such expenses incurred in the first quarter of 2003 and consist primarily of the cost to move machinery and equipment. No significant cost related to the disposal of fixed assets is currently expected. Benefits associated with such consolidation are expected to begin to be realized in the second half of 2003. Additional cost evaluations are under review which could result in charges for asset impairment, including goodwill, and other costs in future quarters.

Results of Operations

                                                Three months ended
                                                      March 31,
                                                ------------------           %
                                                2002          2003        Change
                                                ----          ----        ------
                                                   (In millions)

Net sales:
  CompX Waterloo/CompX Regout ...........      $30,388      $ 32,591         +7%
  CompX Security Products ...............       18,181        18,429         +1%
                                               -------      --------

    Total net sales .....................      $48,569      $ 51,020         +5%
                                               =======      ========

Operating income (loss):
  CompX Waterloo/CompX Regout ...........      $   411      $   (402)      -198%
  CompX Security Products ...............        2,109         2,231         +6%
                                               -------      --------

    Total operating income ..............      $ 2,520      $  1,829        -27%
                                               =======      ========



     Sales for the respective product lines in the first quarter of 2002 and 2003 are as follows:

                                                  Three months ended
                                                        March 31,
                                                    ----------------           %
                                                    2002        2003        Change
                                                    ----        ----        ------
                                                     (In thousands)

Precision ball-bearing slides ..............      $20,538      $23,169      +13%
Security products ..........................       18,181       18,429      +1%
Ergonomic computer support systems .........        7,818        6,788      -13%
Other products .............................        2,032        2,634      +30%
                                                  -------      -------

                                                  $48,569      $51,020      +5%
                                                  =======      =======

     Net sales. Net sales increased $2.5 million, or 5%, to $51.0 million in the first quarter of 2003 from $48.6 million in the first quarter of 2002. Favorable fluctuations in currency exchange rates accounted for $1.7 million of the increase. Excluding the effects of changes in currency exchange rates, the increase is principally due to increases in sales volume and selling prices for precision ball-bearing slide products partially offset by sales volume decreases of ergonomic computer support systems.

     Cost of goods sold. The Company's cost of goods sold increased 9% in the first quarter of 2003 compared to 2002 while net sales increased 5% during the same period. The Company's gross margin percentage decreased from 20% in 2002 to 17% in 2003. The disproportionate change in cost of goods sold and its effect on gross margins was primarily due to lower revenues from sales of higher-margin ergonomic products as well as the expenses incurred in the first quarter of 2003 related to consolidation of the Company's two Canadian facilities into one facility, discussed above. Fluctuations in currency exchange rates also negatively impacted cost of goods sold.

     Operating income. Operating income in the first quarter of 2003 was $1.8 million compared to $2.5 million for the first quarter of 2002, decreasing 27% from the first quarter of 2002. As a percentage of net sales, operating income was 4% for the first quarter of 2003 compared to 5% for the first quarter of 2002. Despite the positive effects of continued cost reductions and certain price increases, operating income in the first quarter of 2003 declined as compared to the first quarter of 2002 due to the unfavorable effects of changes in the sales mix (particularly at the CompX Waterloo/CompX Regout segment), unfavorable relative changes in currency exchange rates and expenses associated with the consolidation of the Company's Canadian facilities.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted the Company's sales comparisons with the corresponding period of the prior year (principally with respect to slide products) and exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted the Company's operating income comparisons for the corresponding periods.

     The following table summarizes the effect of currency exchange rate fluctuations for the three month periods ended March 31, 2002 and 2003:

                                                            Percentage change -
                                                            three months ended
                                                          March 31, 2002 vs. 2003
                                                        Including         Excluding
                                                        effects of       effects of
                                                         currency         currency
                                                       fluctuations     fluctuations

Net sales:
  CompX Waterloo/CompX Regout ..................             7%              1%
  CompX Security Products ......................             1%              1%

    Total net sales ............................             5%              2%

Operating income:
  CompX Waterloo/CompX Regout ..................          (198%)           (46%)
  CompX Security Products ......................             6%              6%

    Total operating income .....................           (27%)            (3%)

     Outlook. The current weak economic cycle is expected to continue to negatively impact CompX's results for the remainder of 2003. Given the uncertainty of overall economic conditions and that a significant portion of CompX's revenue is derived from the office furniture industry, which tends to lag in its recovery behind the rest of the economy, CompX continues to emphasize its focus on business opportunities outside of the office furniture industry. Rationalization initiatives begun in 2002 and continuing through the first half of 2003, along with prudent management of capital expenditures and working capital, should strengthen the Company's financial position and favorably position the Company in future quarters.

General Corporate and other items

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, foreign currency transaction gains and losses, gains and losses on disposals of other assets and a settlement gain relating to CompX's terminated defined benefit pension plan in 2002. Interest income decreased in the first quarter of 2003 as compared to the corresponding period in 2002 primarily due to a lower level of funds available for investment.

     Interest expense. Interest expense declined in the first quarter of 2003 compared to the first quarter of 2002 due primarily to lower average levels of outstanding indebtedness on CompX's Revolving Bank Credit Agreement offset, in part, by higher interest rates on the Company's outstanding indebtedness. Interest expense is expected to be similarly lower in the second quarter of 2003, as compared to the same period in 2002. For the second half of 2003, interest expense is expected to be slightly higher than the same period in 2002 due to higher interest rates charged on the Company's new Revolving Bank Credit Agreement entered into in January 2003.

     Provision for income taxes. The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 7 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (county and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Net cash provided by operating activities excluding changes in assets and liabilities totaled $5.2 million and $3.7 million in the first quarter of 2002 and 2003, respectively, compared to net income of $1.3 million and $.6 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $3.7 million and $2.0 million in the first quarter of 2002 and 2003, respectively.

     The capital expenditures for 2003 relate primarily to equipment additions designed to utilize new technologies thereby increasing automation and improving manufacturing efficiencies at the Company's facilities. Capital expenditures for 2003 are estimated at approximately $11 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at March 31, 2003 approximated $1.6 million.

     Financing activities. Net cash used by financing activities totaled $1.9 million and $1.3 million in the first quarter of 2002 and 2003, respectively. The Company paid its regular quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2003.

     In January 2003, the Company replaced its expiring $100 million unsecured Revolving Senior Credit Facility with a new $47.5 million secured Revolving Bank Credit Agreement. Under this facility, $15.5 million was available for future borrowing at March 31, 2003. The new credit agreement is collateralized by substantially all of the Company's United States assets and at least 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Credit Agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

     CompX's board of directors has authorized CompX to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through March 31, 2003, the Company had purchased 1.1 million shares pursuant to such authorization for an aggregate of $11.3 million. None of such shares were purchased during 2003.

     Management believes that cash generated from operations and borrowing availability under the Company's Revolving Bank Credit Agreement, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that the Company's actual operating results or other developments differ from the Company's expectations, CompX's liquidity could be adversely affected. In this regard, during 2002 and the first quarter of 2003, the Company's quarterly common stock dividend of $.125 per share exceeded the Company's earnings per share. Depending upon the Company's future operations and requirements for cash, it is possible the Company may decide to reduce or suspend its quarterly dividend.

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

Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to the following:

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

Non-GAAP Financial Measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

o The Company discloses percentage changes in its sales and operating income excluding the effects of foreign currency translation, so that such changes can be analyzed without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons.

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

ITEM 6. Exhibits and Reports on Form 8-K.

   (a)    Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)    Reports on Form 8-K

          Reports on Form 8-K for the quarter ended March 31, 2003.

             February 13, 2003 - Reported item 9.

             February 27, 2003 - Reported item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                       -----------------------------
                                              (Registrant)





Date May 8, 2003                  By /s/ Darryl R. Halbert
     ---------------                 ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                      and Controller

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8, 2003

/s/ David A. Bowers
-----------------------------------------
David A. Bowers
Vice Chairman of the Board, President
 and Chief Executive Officer

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8, 2003

/s/ Darryl R. Halbert
---------------------------------------
Darryl R. Halbert
Vice President, Chief Financial Officer
 and Controller