Form 10-K/A
period 2002-06-23
COMPX INTERNATIONAL INC
filed 2003-06-23
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2002

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

The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2002 approximated $62.7 million.

As of March 7, 2003, 5,115,780 shares of Class A common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002 as set forth below and in the pages attached hereto:

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.
         ----------------------------------------

          Exhibit No. 99.1, Annual Report of the CompX Contributory Retirement Plan (Form 11-K) for the year ended December 31, 2002 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

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



                                         COMPX INTERNATIONAL INC.
                                      -----------------------------
                                               (Registrant)



Dated:  June 23, 2003         By:      /s/Darryl R. Halbert
                                       ----------------------------
                                       Darryl R. Halbert
                                       Vice President, Chief
                                       Financial Officer and Controller

                                  CERTIFICATION

I, David A. Bowers, the Vice Chairman of the Board, President and Chief Executive Officer of CompX International Inc., certify that:

1) I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of CompX International Inc.; and

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date:  June 23, 2003

/s/ David A. Bowers
---------------------------------------------
David A. Bowers
Vice Chairman of the Board, President
 and Chief Executive Officer

                                  CERTIFICATION

I, Darryl R. Halbert, the Vice President, Chief Financial Officer and Controller of CompX International Inc., certify that:

1) I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of CompX International Inc.; and

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date:  June 23, 2003

/s/ Darryl R. Halbert
--------------------------------------------
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller