Form 10-Q
period 2003-06-30
COMPX INTERNATIONAL INC
filed 2003-08-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2003            Commission file number 1-13905
                      -------------                                   -------




                            COMPX INTERNATIONAL INC.
----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     --------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No --- X

Number of shares of common stock outstanding on August 1, 2003:
        Class A:   5,124,780
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2002
                  and June 30, 2003                                      3-4

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2002 and 2003                                  5

                 Consolidated Statements of Comprehensive Income -
                  Three months and six months ended
                  June 30, 2002 and 2003                                  6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2002 and 2003                 7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2003                          8

                 Notes to Consolidated Financial Statements              9-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  13-18

  Item 4.        Controls and Procedures.                               18-19

Part II.         OTHER INFORMATION

  Item 4.        Submission of Matters to a Vote of Security
                  Holders.                                               20

  Item 6.        Exhibits and Reports on Form 8-K.                       20

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                    December 31,     June 30,
                                                            2002          2003
                                                        ------------     --------

Current assets:
  Cash and cash equivalents ........................      $ 12,407      $ 13,557
  Accounts receivable, net .........................        22,924        24,443
  Income taxes receivable from affiliates ..........           352           582
  Refundable income taxes ..........................         1,378         1,085
  Inventories ......................................        28,876        30,621
  Prepaid expenses and other .......................         3,422         3,622
  Deferred income taxes ............................         1,983         1,880
                                                          --------      --------

      Total current assets .........................        71,342        75,790
                                                          --------      --------

Other assets:
  Goodwill .........................................        40,729        41,906
  Other intangible assets ..........................         2,183         2,064
  Prepaid rent .....................................           426          --
  Other ............................................           233           401
                                                          --------      --------

      Total other assets ...........................        43,571        44,371
                                                          --------      --------

Property and equipment:
  Land .............................................         4,344         4,692
  Buildings ........................................        29,452        30,831
  Equipment ........................................       102,347       113,569
  Construction in progress .........................         3,548         3,341
                                                          --------      --------

                                                           139,691       152,433

  Less accumulated depreciation ....................        54,512        65,428
                                                          --------      --------

      Net property and equipment ...................        85,179        87,005
                                                          --------      --------

                                                          $200,092      $207,166
                                                          ========      ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,     June 30,
                                                          2002            2003
                                                       ------------     --------

Current liabilities:
  Current maturities of long-term debt .............    $       6     $    --
  Accounts payable and accrued liabilities .........       21,318        22,847
  Deferred income taxes ............................          408           459
  Income taxes .....................................          419           532
                                                        ---------     ---------

      Total current liabilities ....................       22,151        23,838
                                                        ---------     ---------

Noncurrent liabilities:
  Long-term debt ...................................       31,000        30,000
  Deferred income taxes ............................        4,469         3,813
  Deferred gain on sale/leaseback ..................          493             2
                                                        ---------     ---------

      Total noncurrent liabilities .................       35,962        33,815
                                                        ---------     ---------

Stockholders' equity:
  Preferred stock ..................................         --            --
  Class A common stock .............................           62            62
  Class B common stock .............................          100           100
  Additional paid-in capital .......................      119,387       119,437
  Retained earnings ................................       44,049        43,026
  Accumulated other comprehensive income (loss)
   - currency translation ..........................      (10,304)       (1,797)
  Treasury stock ...................................      (11,315)      (11,315)
                                                        ---------     ---------

      Total stockholders' equity ...................      141,979       149,513
                                                        ---------     ---------

                                                        $ 200,092     $ 207,166
                                                        =========     =========





Commitments and contingencies (Note 1)

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                       Three months ended      Six months ended
                                                            June 30,               June 30,
                                                       ------------------      ----------------
                                                         2002       2003       2002      2003
                                                         ----       ----       ----      ----

Net sales ..........................................   $51,017   $ 49,706    $99,586   $100,726
Cost of goods sold .................................    41,266     41,800     80,128     83,997
                                                       -------   --------    -------   --------

                                                         9,751      7,906     19,458     16,729

Selling, general and administrative ................     7,072      7,038     14,259     14,031
                                                       -------   --------    -------   --------

    Operating income ...............................     2,679        868      5,199      2,698

Other general corporate expense (income), net ......       456         (3)       145        488
Interest expense ...................................       655        322      1,338        663
                                                       -------   --------    -------   --------

    Income before income taxes .....................     1,568        549      3,716      1,547

Provision for income taxes .........................       737        242      1,554        681
                                                       -------   --------    -------   --------

    Net income .....................................   $   831   $    307    $ 2,162   $    866
                                                       =======   ========    =======   ========

Basic and diluted earnings per common share ........   $   .05   $    .02    $   .14   $    .06
                                                       =======   ========    =======   ========

Cash dividends per share ...........................   $  .125   $   --      $   .25   $   .125
                                                       =======   ========    =======   ========

Shares used in the calculation of per share amounts:
   Basic earnings per common share .................    15,105     15,120     15,104     15,118
   Dilutive impact of outstanding
    stock options ..................................        17       --           15       --
                                                       -------   --------    -------   --------

   Diluted common shares ...........................    15,122     15,120     15,119     15,118
                                                       =======   ========    =======   ========

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                          Three months ended    Six months ended
                                               June 30,             June 30,
                                          ------------------    ----------------
                                             2002      2003      2002      2003
                                             ----      ----      ----      ----


Net income .............................    $  831    $  307    $2,162    $  866

Other comprehensive income -
  Currency translation adjustment,
  net of tax ...........................     6,212     4,798     6,014     8,507
                                            ------    ------    ------    ------

      Comprehensive income .............    $7,043    $5,105    $8,176    $9,373
                                            ======    ======    ======    ======

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2002 and 2003

                                 (In thousands)

                                                            2002          2003
                                                            ----          ----

Cash flows from operating activities:
  Net income .........................................    $  2,162     $    866
  Depreciation and amortization ......................       6,466        7,051
  Deferred income taxes ..............................         (62)        (829)
  Other, net .........................................        (408)         228
                                                          --------     --------

                                                             8,158        7,316
  Change in assets and liabilities:
    Accounts receivable ..............................        (598)         (84)
    Inventories ......................................         869           (9)
    Accounts payable and accrued liabilities .........        (320)         195
    Accounts with affiliates .........................         (47)        (230)
    Income taxes .....................................        (393)       1,000
    Other, net .......................................         104          183
                                                          --------     --------

      Net cash provided by operating activities ......       7,773        8,371
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................      (7,519)      (4,222)
  Other, net .........................................        --             64
                                                          --------     --------

      Net cash used by investing activities ..........      (7,519)      (4,158)
                                                          --------     --------

Cash flows from financing activities:
  Indebtedness:
     Additions .......................................        --          1,000
     Principal payments ..............................     (19,025)      (2,006)
     Deferred financing costs paid ...................        --           (416)
  Dividends ..........................................      (3,776)      (1,889)
                                                          --------     --------

      Net cash used by financing activities ..........     (22,801)      (3,311)
                                                          --------     --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (22,547)         902
  Currency translation ...............................         378          248
Cash and cash equivalents at beginning of period .....      33,309       12,407
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $ 11,140     $ 13,557
                                                          ========     ========

Supplemental disclosures:
  Cash paid for:
    Interest .........................................    $  1,252     $    809
    Income taxes .....................................       2,317        1,258

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2003

                                 (In thousands)

                                                                    Accumulated
                                                                       other
                                                                   comprehensive
                                               Additional          income (loss)-                Total
                                Common Stock    paid-in    Retained   currency     Treasury  stockholders'
                              Class A  Class B  capital    earnings translation     stock       equity
                              -------  ------- ---------  --------  -----------   ---------    --------

Balance at December 31, 2002 ..   $62   $100   $119,387   $ 44,049    $(10,304)   $(11,315)   $ 141,979

Net income ....................    --    --        --          866        --          --            866

Other comprehensive income, net    --    --        --         --         8,507        --          8,507

Issuance of common stock ......    --    --          50       --          --          --             50

Cash dividends ................    --    --        --       (1,889)       --          --         (1,889)
                                  ---   ----   --------   --------    --------    --------    ---------

Balance at June 30, 2003 ......   $62   $100   $119,437   $ 43,026    $ (1,797)   $(11,315)   $ 149,513
                                  ===   ====   ========   ========    ========    ========    =========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2002 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

     Basic earnings per share of common stock is based upon the weighted-average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 2002 Annual Report.

     The Company is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. At June 30, 2003, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

     Stock options. As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 was not significant during the first six months of 2002 or 2003.

     The following table illustrates the effect on net income and earnings per share for the periods presented if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                          Three months ended   Six months ended
                                                June 30,            June 30,
                                          ------------------   ----------------
                                             2002      2003      2002      2003
                                             ----      ----      ----      ----
                                         (In thousands, except per share data)

Net income, as reported ..................   $ 831    $ 307    $ 2,162    $ 866

Deduct:  Total stock-based employee
 compensation expense related to
 stock options determined under
 fair value based method for all
 awards, net of related tax effects ......    (395)    (219)      (786)    (437)
                                             -----    -----    -------    -----

Pro forma net income .....................   $ 436    $  88    $ 1,376    $ 429
                                             =====    =====    =======    =====

Earnings per share - basic and diluted:
  As reported ............................   $ .05    $ .02    $   .14    $ .06
                                             =====    =====    =======    =====

  Pro forma ..............................   $ .03    $ .01    $   .09    $ .03
                                             =====    =====    =======    =====

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

                                   Three months ended        Six months ended
                                         June 30,                 June 30,
                                   ------------------        ----------------
                                    2002        2003        2002         2003
                                    ----        ----        ----         ----
                                                  (In thousands)

Net sales:
  CompX Waterloo/CompX Regout .   $ 31,725    $ 30,871    $ 62,113    $  63,462
  CompX Security Products .....     19,292      18,835      37,473       37,264
                                  --------    --------    --------    ---------

    Total net sales ...........   $ 51,017    $ 49,706    $ 99,586    $ 100,726
                                  ========    ========    ========    =========

Operating income (loss):
  CompX Waterloo/CompX Regout .   $    303    $ (1,600)   $    714    $  (1,993)
  CompX Security Products .....      2,376       2,468       4,485        4,691
                                  --------    --------    --------    ---------

    Total operating income ....      2,679         868       5,199        2,698

Interest expense ..............       (655)       (322)     (1,338)        (663)
Other general corporate income
 (expense), net ...............       (456)          3        (145)        (488)
                                  --------    --------    --------    ---------

  Income before income taxes ..   $  1,568    $    549    $  3,716    $   1,547
                                  ========    ========    ========    =========

Note 3 -       Inventories:

                                                   December 31,          June 30,
                                                       2002                2003
                                                       ----                ----
                                                             (In thousands)

Raw materials ............................            $ 6,573            $ 8,155
Work in process ..........................             12,602             12,149
Finished products ........................              9,532             10,182
Supplies .................................                169                135
                                                      -------            -------

                                                      $28,876            $30,621
                                                      =======            =======


Note 4 -       Accounts payable and accrued liabilities:

                                                      December 31,      June 30,
                                                          2002            2003
                                                          ----            ----
                                                              (In thousands)

Accounts payable ...............................         $ 9,106         $10,528
Accrued liabilities:
  Employee benefits ............................           7,331           7,396
  Insurance ....................................             478             358
  Royalties ....................................             246             142
  Restructuring ................................             540            --
  Deferred gain on sale/leaseback ..............             805             881
  Other ........................................           2,812           3,542
                                                         -------         -------

                                                         $21,318         $22,847
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

Note 5 - Indebtedness:

                                                      December 31,      June 30,
                                                          2002            2003
                                                          ----            ----
                                                             (In thousands)

Revolving bank credit facility .................         $31,000         $30,000
Other ..........................................               6            --
                                                         -------         -------

                                                          31,006          30,000
Less current maturities ........................               6            --
                                                         -------         -------

                                                         $31,000         $30,000
                                                         =======         =======

Note 6 - Other general corporate income (expense), net:

                                          Three months ended    Six months ended
                                               June 30,              June 30,
                                          ------------------    ----------------
                                             2002     2003      2002      2003
                                             ----     ----      ----      ----
                                                      (In thousands)

Interest income ........................    $ 111     $  35     $ 295     $  86
Foreign currency transactions, net .....     (640)      (29)     (930)     (624)
Defined benefit pension plan
 settlement gain .......................     --        --         677      --
Other, net .............................       73        (3)     (187)       50
                                            -----     -----     -----     -----

                                            $(456)    $   3     $(145)    $(488)
                                            =====     =====     =====     =====


Note 7 - Provision for income taxes:

                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                        ------------------     ----------------
                                            2002      2003       2002       2003
                                            ----      ----       ----       ----
                                                      (In thousands)

Expected tax expense ...................   $ 549    $   192    $ 1,301    $ 541
Non-U.S. tax rates .....................    (116)      --         (203)     (67)
Incremental U.S. tax on earnings of
 foreign subsidiaries ..................     735        119        783      336
State income taxes .....................      (7)        83         10      109
Other, net .............................    (424)      (152)      (337)    (238)
                                           -----    -------    -------    -----

                                           $ 737    $   242    $ 1,554    $ 681
                                           =====    =======    =======    =====

Note 8 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked to market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under SFAS No. 133. At December 31, 2002, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. Such contracts matured through January 2003. At June 30, 2003, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $4.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.34 to Cdn. $1.38 per U.S. dollar. Such contracts mature through August 2003.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS                                                                     -
-------------------------------------------------------------------------------

Overview

     The Company reported net income of $.3 million in the second quarter of 2003, a decrease of 63% from net income of $.8 million for the second quarter of 2002. The Company reported net income of $.9 million in the first six months of 2003, a 60% decrease from net income of $2.2 million in the first six months of 2002.

     CompX anticipates continuing its focus on opportunities to rationalize its cost structure throughout 2003. As part of this initiative, CompX has consolidated its two Kitchener, Ontario plants into a single facility. Expenses relating to this consolidation were approximately $.8 million in the first six months of 2003 ($.4 million in the three months ended June 30, 2003) and are included in cost of goods sold. Cost benefits associated with such consolidation are expected to begin to be realized in the second half of 2003. In addition, other cost evaluations are also under review at all locations, particularly with respect to the CompX Regout operations. Such evaluations could result in further headcount reductions and other charges for asset impairment, including goodwill, in the last half of 2003, which could be material.

Results of Operations

                                Three months ended               Six months ended
                                     June 30,             %            June 30,               %
                                ------------------              ------------------
                                  2002       2003      Change     2002        2003       Change
                                  ----       ----      ------     ----        ----       ------
                                  (In thousands)                  (In thousands)


Net sales:
  CompX Waterloo/CompX Regout   $31,725    $ 30,871       -3%   $62,113    $  63,462      2%
  CompX Security Products ...    19,292      18,835       -2%    37,473       37,264     -1%
                                -------    --------             -------    ---------

    Total net sales .........   $51,017    $ 49,706       -3%   $99,586    $ 100,726      1%
                                =======    ========             =======    =========

Operating income (loss):
  CompX Waterloo/CompX Regout   $   303    $ (1,600)    -628%   $   714    $  (1,993)    -379%
  CompX Security Products ...     2,376       2,468         4%    4,485        4,691      5%
                                -------    --------             -------    ---------

    Total operating income ..   $ 2,679    $    868      -68%   $ 5,199    $   2,698     -48%
                                =======    ========     =====   =======    =========     ==

Operating income margin:
  CompX Waterloo/CompX Regout         1%         -5%                 1%          -3%
  CompX Security Products ...        12%         13%                12%          13%

    Total operating income
     margin .................         5%          2%                 5%           3%

     Sales for the respective product lines in the second quarter of 2002 and 2003 are as follows:

                               Three months ended             Six months ended
                                     June 30,         %            June 30,         %
                               ------------------             ----------------
                                  2002     2003  Change       2002       2003    Change
                                  ----     ----  ------       ----       ----    ------
                                 (In thousands)              (In thousands)


Precision ball-bearing slides   $22,239   $21,340   -4%    $ 42,777   $ 44,509     4%
Security products ...........    19,292    18,835   -2%      37,473     37,264    -1%
Ergonomic computer support
 systems ....................     7,430     7,101   -4%      15,267     13,889    -9%
Other products ..............     2,056     2,430    18%      4,069      5,064    24%
                                -------   -------          --------   --------

                                $51,017   $49,706   -3%    $ 99,586   $100,726     1%
                                =======   =======          ========   ========


     Net sales. Net sales decreased $1.3 million, or 3%, to $49.7 million in the second quarter of 2003 from $51.0 million in the second quarter of 2002. Net sales increased $1.1 million or 1% in the first six months of 2003 from $99.6 million in the first six months of 2002. Favorable fluctuations in currency exchange rates had a positive impact of $1.9 million and $3.6 million in the second quarter and first six months of 2003, respectively. Excluding the effects of changes in currency exchange rates, the decrease in sales in the second quarter of 2003 is principally due to unit sales volume decreases of precision ball-bearing slides. The decrease in precision ball-bearing slides sales volume is primarily due to the continued softness in demand for office furniture and such decline is consistent with the report of the Business and Institutional Furniture Manufacturer's Association (BIFMA), which indicated that North American office furniture shipments were down 8.5% for the first five months of 2003. Sales for the first six months of 2003 would have decreased 3% as compared to the first six months of 2002, if the effects of currency exchange rates had been excluded. Such decrease is primarily due to sales volume decreases of ergonomic computer support systems which are also impacted by soft demand for office furniture as well as ongoing weakness in the overall economic environment.

     Cost of goods sold. The Company's cost of goods sold increased 1% in the second quarter of 2003 compared to 2002 while net sales decreased 3% during the same period. Cost of goods sold increased 5% in the first six months of 2003 compared to 2002, while net sales increased 1%. The Company's gross margin percentage decreased from 19% in the second quarter of 2002 to 16% in the second quarter of 2003 and decreased from 20% to 17% in the first six months of 2003 as compared to the first six months of 2002. The disproportionate change in cost of goods sold and its effect on gross margins was primarily due to fluctuations in currency exchange rates that negatively impacted cost of goods sold by approximately $2.5 million and $4.3 million for the three and six month periods ended June 30, 2003, respectively. Lower revenues from the decline in unit sales of higher-margin ergonomic products as well as the expenses incurred in the first six months of 2003 related to consolidation of the Company's two Canadian facilities also negatively impacted cost of goods sold. In addition, CompX Regout was negatively impacted in the second quarter of 2003 by continued softening of the European economy which resulted in lower sales and manufacturing inefficiencies due to reduced levels of capacity utilization.

     Operating income. Operating income in the second quarter of 2003 was $.9 million compared to $2.7 million for the second quarter of 2002, decreasing 68% from the second quarter of 2002. Similarly, operating income in the first six months of 2003 decreased 48% from $5.2 million in the first six months of 2002. As a percentage of net sales, operating income was 2% for the second quarter of 2003 compared to 5% for the second quarter of 2002 and 3% for the first-six months of 2003 compared to 5% for the same period in 2002. Despite the positive effects of continued cost reductions and certain price increases, operating income in the second quarter of 2003 declined as compared to the second quarter of 2002 due to the unfavorable effects of changes in the sales mix (particularly at the CompX Waterloo/CompX Regout segment), unfavorable relative changes in currency exchange rates, expenses associated with the consolidation of the Company's Canadian facilities and weak demand due to continued declines in the overall European economy.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the second quarter and first six months of 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted the Company's sales comparisons with the corresponding period of the prior year (principally with respect to slide products) and exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted the Company's operating income comparisons for the corresponding periods.

     The following table summarizes the effect of currency exchange rate fluctuations for the three and six month periods ended June 30, 2002 and 2003:

                                                       Percentage change -                   Percentage change -
                                                       three months ended                      six months ended
                                                     June 30, 2002 vs. 2003                 June 30, 2002 vs. 2003
                                                     ----------------------                 ----------------------
                                                  Including           Excluding          Including         Excluding
                                                  effects of         effects of         effects of         effects of
                                                   currency           currency           currency           currency
                                                 fluctuations       fluctuations       fluctuations       fluctuations

Net sales:
  CompX Waterloo/CompX Regout                         -3%                 -9%                 2%                -4%
  CompX Security Products                             -2%                 -2%                -1%                -1%

    Total net sales                                   -3%                 -6%                 1%                -3%

Operating income (loss):
  CompX Waterloo/CompX Regout                       -628%               -201%              -379%              -110%
  CompX Security Products                              4%                  4%                 5%                 5%

    Total operating income                           -68%                -19%               -48%               -11%



     Outlook. While signs of recovery are beginning to surface in the overall economy, the Company has not experienced a strengthening in customer orders as of the end of the second quarter of 2003. For the remainder of the year, the Company does not expect this situation to change significantly since a majority of CompX's customers are in the office furniture industry, which tends to lag behind the overall economy in a recovery. Additionally, the European office furniture industry experienced continued economic decline in the spring that has put added pressure on operating results. In response to the current economic conditions, CompX continues to focus on improving lean manufacturing efficiency and cost improvement initiatives as well as pursuit of business opportunities for its products outside of the office furniture industry. Additionally, due to the continued challenges of the European economy, the Company is currently undergoing an analysis of cost savings initiatives and strategic alternatives with respect to its European operations. This analysis, which is expected to be completed by the end of the third quarter of 2003, may result in charges for asset impairment, including goodwill, and other restructuring charges during the second half of 2003. The Company believes its balance sheet, which has enabled spending on growth and profitability improvement initiatives despite the difficulties of the market environment, continues to provide the ability to take advantage of new business opportunities as they arise.

General Corporate and Other Items

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, foreign currency transaction gains and losses, gains and losses on disposals of other assets and a settlement gain relating to CompX's terminated defined benefit pension plan in 2002. Interest income decreased in the second quarter and first six months of 2003 as compared to the corresponding periods in 2002 primarily due to a lower level of funds available for investment.

     Interest expense. Interest expense declined in the second quarter and first six months of 2003 compared to the corresponding periods in 2002 due primarily to lower average levels of borrowing under CompX's Revolving Bank Credit Agreement offset, in part, by higher interest rates on the Company's outstanding indebtedness. For the second half of 2003, interest expense is expected to be slightly higher than the same period in 2002 due to higher interest rates charged under the Company's new Revolving Bank Credit Agreement entered into in January 2003.

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

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Net cash provided by operating activities, excluding changes in assets and liabilities, totaled $8.2 million and $7.3 million in the first six months of 2002 and 2003, respectively, compared to net income of $2.2 million and $.9 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing activities. Net cash used by investing activities totaled $7.5 million and $4.2 million in the first six months of 2002 and 2003, respectively, and substantially consisted of capital expenditures.

     Capital expenditures for 2003 relate primarily to equipment additions designed to increase automation and improve manufacturing efficiencies at the Company's facilities. Capital expenditures for the remainder of 2003 are estimated at approximately $4 million to $5 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at June 30, 2003 approximated $1.4 million.

     Financing activities. Net cash used by financing activities totaled $22.8 million and $3.3 million in the first six months of 2002 and 2003, respectively. The Company paid a quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2003 and suspended its regular quarterly dividend starting in the second quarter of 2003. Depending upon the Company's future operations and requirements for cash, it is possible the Company may decide to reinstate its quarterly dividend.

     Under the terms of the Company's $47.5 million secured Revolving Bank Credit Agreement, $17.5 million was available for future borrowing at June 30, 2003. The credit agreement is collateralized by substantially all of the Company's United States assets and at least 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Credit Agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults such as failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

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

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using its then available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to the following:

o    Future supply and demand for the Company's products,
o Changes in costs of raw materials and other operating costs (such as energy costs),
o    General global economic and political conditions,
o    Demand for office furniture,
o    Service industry employment levels,
o    The possibility of labor disruptions,
o The ability to implement headcount reduction in a cost effective manner within the constraints of non-U.S. governmental regulations,
o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
o    Substitute products,
o    Customer and competitor strategies,
o    The introduction of trade barriers,
o    The impact of pricing and production decisions,
o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
o    Potential difficulties in integrating completed acquisitions,
o    Uncertainties associated with new product development,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    The ultimate outcome of income tax audits,
o    The impact of current or future government regulations,
o    Possible future litigation and
o    Other risks and uncertainties.

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


ITEM 4. Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of  Stockholders  on May 19, 2003. Paul
M. Bass, Jr., David A. Bowers, Keith R. Coogan, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 98% of the approximately 105.1 million votes eligible to be voted at the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the Commission or its staff upon request.

        10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2003.


        31.1   Certification.

        31.2   Certification.

        32.1   Certification.

        32.2   Certification.

        (b)    Reports on Form 8-K

                 Reports on Form 8-K for the quarter ended June 30, 2003:

                      April 24, 2003 - Reported item 9.

                      May 20, 2003 - Reported item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                      -----------------------------
                                              (Registrant)





Date August 4, 2003               By /s/ Darryl R. Halbert
     ------------------              ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                               and Controller

Exhibit 31.1

                                  CERTIFICATION

I, David A. Bowers, the Vice Chairman of the Board, President and Chief Executive Officer of CompX International Inc., certify that:

1)   I have reviewed this quarterly  report on Form 10-Q of CompX  International
     Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 4, 2003

/s/ David A. Bowers
---------------------------------------
David A. Bowers
Vice Chairman of the Board, President
 and Chief Executive Officer

 Exhibit 31.2

                                  CERTIFICATION

I, Darryl R. Halbert, the Vice President, Chief Financial Officer and Controller of CompX International Inc., certify that:

1)   I have reviewed this quarterly  report on Form 10-Q of CompX  International
     Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to could adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 4, 2003

/s/ Darryl R. Halbert
---------------------------------------
Darryl R. Halbert
Vice President, Chief Financial Officer
 and Controller

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CompX International Inc. (the Company) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David A. Bowers, Vice Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  David A. Bowers
----------------------------------------------
David A. Bowers
Vice Chairman of the Board, President and Chief Executive Officer
August 4, 2003






Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of CompX International Inc. (the Company) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Darryl R. Halbert, Vice President, Chief Financial Officer and Controller of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Darryl R. Halbert
-----------------------------------------
Darryl R. Halbert
Vice President, Chief Financial Officer
 and Controller
August 4, 2003





Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.