Form 10-Q/A
period 2003-06-30
COMPX INTERNATIONAL INC
filed 2003-08-06
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

CompX International Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") with the Securities and Exchange Commission on August 5, 2003. This amendment No. 1 to the Form 10-Q is being filed to include certain certifications as separate Exhibits No. 31.1, 31.2, 32.1 and 32.2. At the time of original filing, the Company's software had not been updated to allow these certifications to be filed as separate exhibits, and such certifications were originally filed as a part of the Form 10-Q itself. The Company's software has now been updated, and such certifications are hereby filed as separate exhibits to the Company's Form 10-Q. For the convenience of the reader, the Company is re-filing the entire Form 10-Q. No modifications have been made to the Form 10-Q except as described above.

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