Form 10-Q
period 2003-09-30
COMPX INTERNATIONAL INC
filed 2003-10-30
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 2003         Commission file number 1-13905
                      ------------------                                -------




                            COMPX INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
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

Number of shares of common stock outstanding on October 28, 2003:
        Class A:   5,124,780
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                       Page
                                                                      number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 2002
             and September 30, 2003                                    3-4

            Consolidated Statements of Operations -
             Three months and nine months ended
             September 30, 2002 and 2003                                5

            Consolidated Statements of Comprehensive Income -
             Three months and nine months ended
             September 30, 2002 and 2003                                6

            Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2002 and 2003              7

            Consolidated Statement of Stockholders' Equity -
             Nine months ended September 30, 2003                       8

            Notes to Consolidated Financial Statements                 9-13

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                     14-19

  Item 4.   Controls and Procedures.                                  19-20

Part II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K.                          21

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                    December 31,   September 30,
                                                            2002           2003
                                                        -----------    -------------
Current assets:
  Cash and cash equivalents ........................      $ 12,407      $ 17,758
  Accounts receivable, net .........................        22,924        26,028
  Income taxes receivable from affiliates ..........           352          --
  Refundable income taxes ..........................         1,378         1,075
  Inventories ......................................        28,876        28,649
  Prepaid expenses and other .......................         3,422         2,671
  Deferred income taxes ............................         1,983         1,918
                                                          --------      --------
      Total current assets .........................        71,342        78,099
                                                          --------      --------

Other assets:
  Goodwill .........................................        40,729        42,138
  Other intangible assets ..........................         2,183         2,007
  Prepaid rent .....................................           426          --
  Other ............................................           233           361
                                                          --------      --------

      Total other assets ...........................        43,571        44,506
                                                          --------      --------

Property and equipment:
  Land .............................................         4,344         4,750
  Buildings ........................................        29,452        30,610
  Equipment ........................................       102,347       112,951
  Construction in progress .........................         3,548         3,672
                                                          --------      --------

                                                           139,691       151,983

  Less accumulated depreciation ....................        54,512        67,440
                                                          --------      --------

      Net property and equipment ...................        85,179        84,543
                                                          --------      --------

                                                          $200,092      $207,148
                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                                                   (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  December 31,    September 30,
                                                         2002             2003
                                                      ------------    -------------

Current liabilities:
  Current maturities of long-term debt .............    $       6     $    --
  Accounts payable and accrued liabilities .........       21,318        24,118
  Income taxes payable to affiliates ...............         --             230
  Deferred income taxes ............................          408           460
  Income taxes .....................................          419           171
                                                         --------      --------

      Total current liabilities ....................       22,151        24,979
                                                         --------      --------

Noncurrent liabilities:
  Long-term debt ...................................       31,000        30,000
  Deferred income taxes ............................        4,469         2,429
  Deferred gain on sale/leaseback ..................          493             2
                                                         --------      --------

      Total noncurrent liabilities .................       35,962        32,431
                                                         --------      --------

Stockholders' equity:
  Preferred stock ..................................         --            --
  Class A common stock .............................           62            62
  Class B common stock .............................          100           100
  Additional paid-in capital .......................      119,387       119,437
  Retained earnings ................................       44,049        42,633
  Accumulated other comprehensive income (loss)
   - currency translation ..........................      (10,304)       (1,179)
  Treasury stock ...................................      (11,315)      (11,315)
                                                         --------      --------

      Total stockholders' equity ...................      141,979       149,738
                                                         --------      --------

                                                        $ 200,092     $ 207,148
                                                        =========     =========




Commitments and contingencies (Note 1)

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                 Three months ended     Nine months ended
                                                    September 30,         September 30,
                                                ---------------------  --------------------
                                                   2002        2003        2002      2003
                                                ---------  ----------  ----------  --------

Net sales ...................................   $ 48,839    $ 52,534    $148,425   $153,260
Cost of goods sold ..........................     41,172      42,871     121,300    126,868
                                                --------    --------    --------   --------

    Gross margin ............................      7,667       9,663      27,125     26,392

Selling, general and administrative .........      6,407       6,452      20,666     20,483
Restructuring expense .......................       --         3,528        --        3,528
                                                --------    --------    --------   --------

    Operating income (loss) .................      1,260        (317)      6,459      2,381

Other general corporate expense (income), net        (99)         84          46        572
Interest expense ............................        291         300       1,629        963
                                                --------    --------    --------   --------

    Income (loss) before income taxes .......      1,068        (701)      4,784        846

Provision for income taxes (benefit) ........        826        (308)      2,380        373
                                                --------    --------    --------   --------

    Net income (loss) .......................   $    242    $   (393)   $  2,404   $    473
                                                ========    ========    ========   ========
Basic and diluted earnings (loss) per
 common share ...............................   $    .02    $   (.03)   $    .16   $    .03
                                                ========    ========    ========   ========

Cash dividends per share ....................   $   .125    $   --      $   .375   $   .125
                                                ========    ========    ========   ========

Shares used in the calculation of per
 share amounts:
   Basic earnings (loss) per common share ...     15,116      15,125      15,108     15,120
   Dilutive impact of outstanding
    stock options ...........................       --          --            15       --
                                                --------    --------    --------   --------


   Diluted common shares ....................     15,116      15,125      15,123     15,120
                                                ========    ========    ========   ========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                            Three months ended   Nine months ended
                                               September 30,        September 30,
                                            -------------------  -----------------
                                               2002      2003     2002      2003
                                            --------  ---------  -------  --------


Net income (loss) ........................   $   242    $(393)   $2,404   $  473

Other comprehensive income (loss) -
  Currency translation adjustment,
  net of tax .............................    (2,670)     618     3,344    9,125
                                             -------    -----    ------   ------

      Comprehensive income (loss) ........   $(2,428)   $ 225    $5,748   $9,598
                                             =======    =====    ======   ======

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2002 and 2003

                                 (In thousands)

                                                             2002         2003
                                                            ------      -------

Cash flows from operating activities:
  Net income .........................................    $  2,404     $    473
  Depreciation and amortization ......................       9,899       10,577
  Deferred income taxes ..............................        (817)      (2,319)
  Other, net .........................................        (416)         668
  Change in assets and liabilities:
    Accounts receivable ..............................        (432)      (1,467)
    Inventories ......................................         507        2,052
    Accounts payable and accrued liabilities .........      (2,469)       1,289
    Accounts with affiliates .........................          18          582
    Income taxes .....................................         903        1,206
    Other, net .......................................        (203)       1,016
                                                          --------      -------

      Net cash provided by operating activities ......       9,394       14,077
                                                          --------      -------

Cash flows from investing activities:
  Capital expenditures ...............................      (9,900)      (7,914)
  Other, net .........................................        --            695
                                                          --------      -------

      Net cash used by investing activities ..........      (9,900)      (7,219)
                                                          --------      -------

Cash flows from financing activities:
  Indebtedness:
     Additions .......................................       1,000        1,000
     Principal payments ..............................     (19,037)      (2,006)
     Deferred financing costs paid ...................        --           (416)
  Dividends ..........................................      (5,665)      (1,889)
  Issuance of common stock ...........................         120         --
                                                          --------      -------

      Net cash used by financing activities ..........     (23,582)      (3,311)
                                                          --------      -------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (24,088)       3,547
  Currency translation ...............................         857        1,804
Cash and cash equivalents at beginning of period .....      33,309       12,407
                                                          --------      -------

Cash and cash equivalents at end of period ...........    $ 10,078     $ 17,758
                                                          ========     ========

Supplemental disclosures - cash paid for:
    Interest .........................................    $  1,593     $  1,083
    Income taxes .....................................       2,320        1,903

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2003

                                 (In thousands)

                                                                    Accumulated
                                                                        other
                                                                    comprehensive
                                              Additional             income (loss)-             Total
                                 Common Stock   paid-in   Retained     currency   Treasury  stockholders'
                               Class A Class B  capital   earnings   translation   stock       equity

Balance at December 31, 2002 ..   $62   $100   $119,387   $ 44,049    $(10,304)   $(11,315)   $ 141,979

Net income ....................    --    --        --          473        --          --            473

Other comprehensive income, net    --    --        --         --         9,125        --          9,125

Issuance of common stock ......    --    --          50       --          --          --             50

Cash dividends ................    --    --        --       (1,889)       --          --         (1,889)
                                  ---   ----   --------   --------    --------    --------    ---------
Balance at September 30, 2003 .   $62   $100   $119,437   $ 42,633    $ (1,179)   $(11,315)   $ 149,738
                                  ===   ====   ========   ========    ========    ========    =========

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2002 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

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

     The Company is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. At September 30, 2003, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

     Stock options. As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 was not significant during the 2002 or 2003 interim periods.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the periods presented if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                           Three months ended    Nine months ended
                                              September 30,       September 30,
                                           ------------------  -------------------
                                              2002     2003      2002      2003
                                           --------  --------  --------  ---------
                                            (In thousands, except per share data)

Net income (loss), as reported ...........   $ 242    $(393)   $ 2,404    $ 473

Deduct:  Total stock-based employee
 compensation expense related to
 stock options determined under
 fair value based method for all
 awards, net of related tax effects ......    (393)    (219)    (1,179)    (656)
                                             -----    -----    -------    -----

Pro forma net income (loss) ..............   $(151)   $(612)   $ 1,225    $(183)
                                             =====    =====    =======    =====

Earnings (loss) per share - basic
 and diluted:
  As reported ............................   $ .02    $(.03)   $   .16    $ .03
                                             =====    =====    =======    =====
  Pro forma ..............................   $(.01)   $(.04)   $   .08    $(.01)
                                             =====    =====    =======    =====

Note 2 -       Business segment information:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company has three operating segments - CompX Security Products, CompX Waterloo and CompX Regout. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the CompX Regout segment, with facilities in the Netherlands, both manufacture and/or distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications and ergonomic computer support systems for office furniture. Previously, the Company has aggregated the CompX Waterloo and CompX Regout operating segments into a single reportable segment because of the similar economic characteristics, products, customer types, production processes, and distribution methods. Due to the continued weakness in the European office furniture  market  and  the  divergence  in  operating  income  between  the two segments, the Company has determined that these two segments no longer have similar economic characteristics, and accordingly the Company no longer aggregates the CompX Waterloo and CompX Regout operating segments. Aggregated segment amounts reported for CompX Waterloo / CompX Regout in previous periods have been reclassified to conform to the current presentation.

                                                           Three months ended               Nine months ended
                                                              September 30,                   September 30,
                                                           -------------------            ---------------------
                                                           2002           2003            2002             2003
                                                           ----           ----            ----             ----
                                                                              (In thousands)

Net sales:
  CompX Waterloo                                            $22,735       $25,303         $ 70,017         $ 72,001
  CompX Security Products                                    19,006        18,790           56,479           56,054
  CompX Regout                                                7,098         8,441           21,929           25,205
                                                            -------       -------         --------         --------

    Total net sales                                         $48,839       $52,534         $148,425         $153,260
                                                            =======       =======         ========         ========
Operating income (loss):
  CompX Waterloo                                            $  (836)      $   337          $    (3)         $   211
  CompX Security Products                                     2,217         2,859            6,702            7,550
  CompX Regout                                                 (121)       (3,513)            (240)          (5,380)
                                                            -------       -------         --------         --------

    Total operating income (loss)                             1,260          (317)           6,459            2,381

Interest expense                                               (291)         (300)          (1,629)            (963)
Other general corporate income
 (expense), net                                                  99           (84)             (46)            (572)
                                                            -------       -------         --------         --------

  Income (loss) before income taxes                         $ 1,068       $  (701)         $ 4,784          $   846
                                                            =======       =======          =======          =======

Note 3 -       Inventories:

                                                   December 31,       September 30,
                                                       2002               2003
                                                   ------------       --------------
                                                             (In thousands)

Raw materials ............................            $ 6,573            $ 6,480
Work in process ..........................             12,602             11,948
Finished products ........................              9,532             10,079
Supplies .................................                169                142
                                                      -------            -------
                                                      $28,876            $28,649
                                                      =======            =======


Note 4 -       Accounts payable and accrued liabilities:

                                                       December 31,    September 30,
                                                          2002             2003
                                                       ------------   ---------------
                                                              (In thousands)

Accounts payable ...............................         $ 9,106         $ 8,289
Accrued liabilities:
  Employee benefits ............................           7,331           7,610
  Insurance ....................................             478             353
  Royalties ....................................             246             164
  Restructuring ................................             540           3,619
  Deferred gain on sale/leaseback ..............             805             665
  Other ........................................           2,812           3,418
                                                         -------         -------
                                                         $21,318         $24,118
                                                         =======         =======

     Due to continued operating losses at the Company's Regout subsidiary in Europe resulting from the continued downturn in the European office furniture market, the Company commenced a strategic analysis of the Regout segment during the third quarter of 2003. As part of the ongoing analysis of the operations, the Company determined that it should significantly reduce headcount in the operations in order to be competitive. Prior to the end of September, the Company finalized and communicated to the employees a restructuring plan detailing the cost to terminate approximately 100 employees, and accordingly the Company recognized a $3.5 million restructuring charge in the third quarter of 2003 related to the headcount reduction. The $3.5 million represents severance to be paid to the terminated employees, which is expected to be paid through the end of the second quarter of 2004. No amounts have been paid pursuant to this restructuring as of September 30, 2003.

     In 2001, the Company recognized a charge of $2.7 million related to headcount reductions of about 35 employees at the CompX Regout facility, substantially all of which had been implemented by December 31, 2001. As adjusted for changes in currency exchange rates, approximately $3.0 million was paid through March 31, 2003 (including $.6 million in 2003), which satisfied the Company's obligations related to this restructuring.

Note 5 - Indebtedness:

                                                      December 31,     September 30,
                                                         2002              2003
                                                      ------------     -------------
                                                              (In thousands)

Revolving bank credit facility .................         $31,000         $30,000
Other ..........................................               6            --
                                                         -------         -------
                                                          31,006          30,000
Less current maturities ........................               6            --
                                                         -------         -------
                                                         $31,000         $30,000
                                                         =======         =======

Note 6 - Other general corporate income (expense), net:

                                            Three months ended  Nine months ended
                                               September 30,       September 30,
                                            ------------------  -----------------
                                              2002     2003      2002       2003
                                            -------  ---------  -------   -------
                                                          (In thousands)

Interest income ..........................    $ 41     $ 40     $ 336     $ 126
Foreign currency transactions, net .......      45      (67)     (885)     (691)
Defined benefit pension plan
 settlement gain .........................     --       --        677      --
Other, net ...............................      13      (57)     (174)       (7)
                                              ----     ----     -----     -----
                                              $ 99     $(84)    $ (46)    $(572)
                                              ====     ====     =====     =====

Note 7 - Provision for (benefit from) income taxes:

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2002      2003       2002     2003
                                          --------   -------   --------  -------
                                                       (In thousands)

Expected tax expense ...................   $ 373    $  (245)   $ 1,674    $ 296
Non-U.S. tax rates .....................     (30)       (18)      (233)     (85)
Incremental U.S. tax on earnings of
 foreign subsidiaries ..................     318        (46)     1,101      290
State income taxes .....................     112        (85)       122       24
Other, net .............................      53         86       (284)    (152)
                                           -----    -------    -------    -----
                                           $ 826    $  (308)   $ 2,380    $ 373
                                           =====    =======    =======    =====

Note 8 - Foreign currency forward contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked to market with any resulting gain or loss recognized in income currently. These contracts are not designated or accounted for as hedging instruments under SFAS No. 133. At December 31, 2002, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. Such contracts matured through January 2003. At September 30, 2003, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $4.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.35 to Cdn. $1.41 per U.S. dollar. The exchange rate was Cdn. $1.35 per U.S. dollar at September 30, 2003. Such contracts mature through November 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported a net loss of $.4 million in the third quarter of 2003, down from net income of $.2 million for the third quarter of 2002. The third quarter 2003 results include a pre-tax $3.5 million restructuring charge, as discussed below. The Company reported net income of $.5 million in the first nine months of 2003, an 80% decrease from net income of $2.4 million in the first nine months of 2002.

     CompX anticipates continuing its focus on opportunities to rationalize its cost structure throughout 2003 and into 2004. Due to continued operating losses at the Company's Regout subsidiary in Europe resulting from the continued downturn in the European office furniture market, the Company commenced a strategic analysis of the Regout segment during the third quarter of 2003. As part of the ongoing analysis of these operations, the Company determined that it should significantly reduce headcount in the operations in order to be competitive. Prior to the end of September, the Company finalized and communicated to the employees a restructuring plan detailing the cost to terminate approximately 100 employees, and accordingly the Company recognized a $3.5 million restructuring charge in the third quarter of 2003 related to the headcount reduction. The $3.5 million represents severance to be paid to the terminated employees, which is expected to be paid through the end of the second quarter of 2004. The Company expects the restructuring to result in annual cost savings of approximately $3.5 to $4 million which is expected to begin to positively impact financial results in the second quarter of 2004.

     Also, CompX has completed the consolidation of its two Kitchener, Ontario plants into a single facility during 2003. Expenses relating to this consolidation were approximately $.9 million in the first nine months of 2003 ($.1 million in the three months ended September 30, 2003) and are included in cost of goods sold. Cost benefits associated with the consolidation are beginning to be realized in the second half of 2003 and are expected to be fully realized in the first quarter of 2004 following the pending sale of the surplus facility in December 2003.

Results of Operations

                                                 Three months ended                     Nine months ended
                                                    September 30,                         September 30,
                                               ----------------------        %         -------------------        %
                                                 2002           2003      Change       2002          2003       Change
                                               -------        -------                  -----         -----
                                                   (In thousands)                        (In thousands)

Net sales:
  CompX Waterloo                               $22,735        $25,303        11%    $ 70,017      $ 72,001          3%
  CompX Security Products                       19,006         18,790        -1%      56,479        56,054         -1%
  CompX Regout                                   7,098          8,441        19%      21,929        25,205         15%
                                               -------        -------               --------      --------
    Total net sales                            $48,839        $52,534         8%    $148,425      $153,260          3%
                                               =======        =======               ========      ========
Operating income (loss):
  CompX Waterloo                               $  (836)       $   337        nm     $    (3)      $    211         nm
  CompX Security Products                        2,217          2,859        29%      6,702          7,550         13%
  CompX Regout                                    (121)        (3,513)       nm        (240)        (5,380)        nm
                                               -------        -------               --------      --------
    Total operating income (loss)              $ 1,260        $  (317)       nm     $ 6,459       $  2,381        -63%
                                               =======        =======               ========      ========
Operating income (loss) margin:
  CompX Waterloo                                    -4%            1%                     *%            *%
  CompX Security Products                           12%           15%                    12%           13%
  CompX Regout                                      -2%          -42%                    -1%          -21%

    Total operating income
(loss)margin                                         3%           -1%                     4%            2%

     * less than 1%
       n.m. = not meaningful

     Net sales for the respective product lines in the 2002 and 2003 interim periods are as follows:

                               Three months ended          Nine months ended
                                  September 30,              September 30,
                               -------------------  %      -----------------      %
                                  2002      2003  Change     2002      2003     Change
                               --------   --------         --------  -------
                                 (In thousands)             (In thousands)

Net sales:
Precision ball-bearing slides   $20,395   $24,282   19%   $ 63,171   $ 68,791    9%
Security products ...........    19,006    18,790   -1%     56,479     56,054   -1%
Ergonomic computer support
 Systems ....................     7,186     6,667   -7%     22,454     20,556   -8%
Other products ..............     2,252     2,795   24%      6,321      7,859   24%
                                -------   -------         --------   --------
         Total net sales ....   $48,839   $52,534    8%   $148,425   $153,260    3%
                                =======   =======         ========   ========


     Net sales. Net sales increased $3.7 million, or 8%, to $52.5 million in the third quarter of 2003 from $48.8 million in the third quarter of 2002. Net sales increased $4.8 million, or 3%, in the first nine months of 2003 from $148.4 million in the first nine months of 2002. Favorable fluctuations in currency exchange rates had a positive impact on net sales of $2.0 million and $6.3 million in the third quarter and first nine months of 2003, respectively, as discussed below. In addition to the favorable impact of changes in currency exchange rates, sales increased in the third quarter of 2003 as compared to the third quarter of 2002 due principally to higher sales volumes of precision ball-bearing slides. Offsetting the favorable effect of changes in currency exchange rates during the first nine months of 2003 as compared to the same period of 2002, sales were negatively impacted by lower sales volumes of ergonomic computer support systems which are impacted by the continued soft demand for office furniture as well as ongoing weakness in the overall economic environment.

     Cost of goods sold. The Company's cost of goods sold increased 4% in the third quarter of 2003 compared to 2002 while net sales increased 8% during the same period. Cost of goods sold increased 5% in the first nine months of 2003 compared to 2002, while net sales increased 3%. The Company's gross margin as a percent of net sales increased from 16% in the third quarter of 2002 to 18% in the third quarter of 2003 and decreased from 18% to 17% in the first nine months of 2003 as compared to the first nine months of 2002. Fluctuations in currency exchange rates negatively impacted cost of goods sold by approximately $2.6 million and $7.6 million for the three and nine month periods ended September 30, 2003, respectively. The gross margin percent improvement in the third quarter of 2003 as compared to the same quarter of the prior year is primarily due to cost improvement initiatives, such as improving facility efficiency, partially offset by the negative currency impact and costs to complete the Canadian facilities consolidation. Gross margin as a percent of net sales declined for the nine months ended September 30, 2003 versus the same period last year as the negative currency impact, facilities consolidation expenses, and a downturn in the European office furniture market exceeded the positive impact of the cost improvement initiatives. The Company currently expects continued improvement in gross margins as a percent of net sales resulting from those cost improvement initiatives, but such improvements could be offset by potential adverse changes in foreign currency exchange rates.

     Operating income. Operating loss in the third quarter of 2003 was $.3 million compared to operating income of $1.3 million for the third quarter of 2002. Similarly, operating income in the first nine months of 2003 decreased to $2.4 million for the first nine months of 2003 from $6.5 million in the first nine months of 2002. As a percentage of net sales, operating income was -1% for the third quarter of 2003 compared to 3% for the third quarter of 2002 and 2% for the first-nine months of 2003 compared to 4% for the same period in

2002. Despite the positive effects of continued cost reductions and certain price increases, operating income in the third quarter of 2003 declined as compared to the third quarter of 2002 due to the $3.5 million restructuring charge, unfavorable effects of changes in the sales mix, unfavorable relative changes in currency exchange rates, expenses associated with the consolidation of the Company's Canadian facilities and weak demand due to a continued decline in the overall European economy.

     Currency. CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter and first nine months of 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted the Company's sales comparisons with the corresponding period of the prior year (principally with respect to slide products), and exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted the Company's operating income comparisons for the corresponding periods.

     Net sales were positively impacted while operating income was negatively impacted by currency exchange rates in the following amounts by segment as compared to the currency exchange rates in effect during the corresponding period in the prior year:

                                                   Three months ended  Nine months ended
                                                   September 30, 2003  September 30, 2003
                                                   ------------------  ------------------
                                                             (In thousands)
Impact on net sales:
CompX Waterloo ...................................       $   867        $ 2,090
CompX Security Products ..........................          --             --
CompX Regout .....................................         1,100          4,231
                                                         -------        -------
Total impact on net sales ........................       $ 1,967        $ 6,321
                                                         =======        =======

Impact on operating income (loss):
CompX Waterloo ...................................       $  (885)       $(1,937)
CompX Security Products ..........................          --             --
CompX Regout .....................................          (436)          (677)
                                                         -------        -------
Total impact on operating income (loss) ..........       $(1,321)       $(2,614)
                                                         =======        =======

     Outlook. While signs of recovery are surfacing in the overall economy, the Company has not experienced a sustained strengthening in customer orders as of the end of the third quarter of 2003. For the remainder of the year, the Company does not expect this situation to change significantly since a majority of CompX's customers are in the office furniture industry, which tends to lag behind the overall economy in a recovery. Additionally, the European office furniture industry experienced continued economic decline in 2003 that put added pressure on operating results. In response to the current economic conditions, CompX continues to focus on improving lean manufacturing efficiency and cost improvement initiatives as well as pursuing business opportunities for its products in new market segments. The Company believes its balance sheet, which has enabled spending on growth and profitability improvement initiatives despite the difficulties of the market environment, continues to provide the ability to take advantage of new business opportunities as they arise. The Company currently expects to realize annual cost savings of $3.5 to $4 million as a result of the current Regout headcount reduction. However, the Company continues with its ongoing strategic analysis of the operations, and additional actions could be taken in the future that would negatively impact the Company's operating results.

General Corporate and Other Items

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, foreign currency transaction gains and losses, gains and losses on disposals of other assets and a settlement gain relating to CompX's terminated defined benefit pension plan in 2002. Interest income decreased in the third quarter and first nine months of 2003 as compared to the corresponding periods in 2002 primarily due to a lower level of funds available for investment.

     Interest expense. Interest expense increased in the third quarter of 2003 compared to the same period in 2002 due to higher interest rates charged under the Company's new Revolving Bank Credit Agreement entered into in January 2003. Interest expense declined in the first nine months of 2003 compared to the corresponding period in 2002 due primarily to lower average levels of borrowing under CompX's Revolving Bank Credit Agreement offset, in part, by higher interest rates on the Company's outstanding indebtedness.

     Provision for income taxes. The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 7 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (county, state and/or country), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate.

Liquidity and Capital Resources

  Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Net cash provided by operating activities, excluding changes in assets and liabilities, totaled $11.1 million and $9.3 million in the first nine months of 2002 and 2003, respectively, compared to net income of $2.4 million and $.5 million, respectively.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. The Company focuses significant effort on managing working capital to maximize cash flow from operations. In particular, the company has implemented lean manufacturing initiatives that have resulted in a reduction of days in inventory to 60.8 days as of September 30, 2003 from 62.7 days as of December 31, 2002. The change in inventory has generated more than $2 million of cash flow for the nine months ended September 30, 2003. The remaining changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

     Investing  activities.  Net cash used by investing  activities totaled $9.9
million  and  $7.2   million  in  the  first  nine  months  of  2002  and  2003, respectively, and substantially consisted of capital expenditures.

     Capital expenditures for 2003 relate primarily to equipment additions designed to increase automation and improve manufacturing efficiencies at the Company's facilities. Capital expenditures for the remainder of 2003 are estimated at approximately $1.5 million to $2.5 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at September 30, 2003 approximated $.5 million.

     Financing activities. Net cash used by financing activities totaled $23.6 million and $3.3 million in the first nine months of 2002 and 2003, respectively. The Company paid a quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2003 and suspended its regular quarterly dividend starting in the second quarter of 2003. Depending upon the Company's future operations and requirements for cash, it is possible the Company may decide to resume a quarterly dividend.

     Under the terms of the Company's $47.5 million secured Revolving Bank Credit Agreement, $17.5 million was available for future borrowing at September 30, 2003. The credit agreement is collateralized by substantially all of the Company's United States assets and at least 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Credit Agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults such as failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

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

Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to the following:

o    Future supply and demand for the Company's products,
o Changes in costs of raw materials and other operating costs (such as energy costs),
o    General global economic and political conditions,
o    Demand for office furniture,
o    Service industry employment levels,
o    The possibility of labor disruptions,
o The ability to implement headcount reduction in a cost effective manner within the constraints of non-U.S. governmental regulations, and the timing and amount of any cost savings,
o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
o    Substitute products,
o    Customer and competitor strategies,
o    The introduction of trade barriers,
o    The impact of pricing and production decisions,
o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
o    Potential difficulties in integrating completed acquisitions,
o    Uncertainties associated with new product development,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    The ultimate outcome of income tax audits,
o    The impact of current or future government regulations,
o    Possible future litigation and
o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.



ITEM 4. Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

     The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the Commission or its staff upon request.

          10.1 First Amendment to $47,500,000 Credit Agreement between the Registrant, Wachovia Bank, National Association, as Agent and various lending institutions dated October 20, 2003.

          31.1 Certification.

          31.2 Certification.

          32.1 Certification.

          32.2 Certification.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2003:

                      August 6, 2003 - Reported item 9.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPX INTERNATIONAL INC.
                                       ------------------------
                                             (Registrant)





Date October 30, 2003             By /s/Darryl R. Halbert
     ------------------              ---------------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                      and Controller