Form 10-K
period 2003-12-31
COMPX INTERNATIONAL INC
filed 2004-03-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 - For the fiscal year ended December 31, 2003

                         Commission file number 1-13905

                            COMPX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0981653
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                     75240-2697
-----------------------------------------------           --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 448-1400
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
         Title of each class                           which registered
         -------------------                        ------------------------
         Class A common stock                       New York Stock Exchange
         ($.01 par value per share)


Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

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

The aggregate market value of the 4.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2003 approximated $26.1 million.

As of January 30, 2004, 5,124,780 shares of Class A common stock were outstanding.

                       Documents incorporated by reference
                       -----------------------------------

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

     CompX International Inc. (NYSE: CIX) is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. The Company's products are principally designed for use in medium to high-end product applications, where design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of precision ball bearing slides, security products consisting of cabinet locks and other locking mechanisms and ergonomic computer support systems. In 2003, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 45%, 37% and 14% of net sales, respectively. The remaining sales were generated from sales of other products.

     Valhi, Inc. and Valhi's wholly-owned subsidiary Valcor, Inc. owned approximately 69% of the Company's outstanding common stock at December 31, 2003. At December 31, 2003, Contran Corporation held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons is Chairman of the Board of each of Contran, Valhi and Valcor and may be deemed to control each of such companies and CompX.

     The Company was incorporated in Delaware in 1993 under the name National Cabinet Lock Inc. At that time, Valhi contributed the assets of its Cabinet Lock Division and the stock of Waterloo Furniture Components Limited to the Company. In 1996, the Company changed its name to CompX International Inc. In 1998, the Company issued approximately 6 million shares of its common stock in an initial public offering and CompX acquired two additional security products producers. CompX acquired two more slide producers in 1999 and another security products producer in January 2000.

     The Company maintains a website on the internet with the address of www.compxnet.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2003 and copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC") at such website. The general public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in materials filed with the Company's other filings with the SEC. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o Changes in costs of raw materials and other operating costs (such as energy costs),
o    General global economic and political conditions,
o    Demand for office furniture,
o    Service industry employment levels,
o    The possibility of labor disruptions,
o The ability to implement headcount reductions in a cost effective manner within the constraints of non-U.S. governmental regulations, and the timing and amount of any cost savings,
o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
o    Substitute products,
o    Customer and competitor strategies,
o    The introduction of trade barriers,
o    The impact of pricing and production decisions,
o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
o    Potential difficulties in integrating completed or future acquisitions,
o    Uncertainties associated with new product development,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    The ultimate outcome of income tax audits,
o    The impact of current or future government regulations,
o    Possible future litigation and
o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Industry Overview

     Historically, approximately three-fourths of the Company's products were sold to the office furniture manufacturing industry. As a result of strategic acquisitions in the security products industry in 1998 and 2000 and in the precision ball bearing slide industry in 1999, the Company has expanded its product offering and reduced its percentage of sales to the office furniture market. Currently, approximately 57% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, transportation, computers and related equipment, and other non-office furniture applications. Beginning in 2001 and continuing throughout 2003, the office furniture industry has experienced a contraction with consistently negative growth rates. Consequently, CompX's sales growth has been negatively affected. See Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, CompX's management believes that its emphasis on new product development, sales of its ergonomic computer support systems as well as slide and security products used in computer and other non-office furniture markets result in the potential for higher rates of growth and diversification of risk than the office furniture industry as a whole.

Products

     CompX manufactures and sells components in three major product lines: precision ball bearing slides, security products and ergonomic computer support systems.

     Sales for the respective product lines in 2001, 2002 and 2003 are as follows:

                                                                           Years ended December 31
                                                                 -----------------------------------------------
                                                                 2001                2002                 2003
                                                                 ----                ----                 ----
                                                                               ($ in thousands)

Precision ball bearing slides                                  $ 91,822            $ 84,446             $ 92,816
Security products                                                74,071              73,358               76,155
Ergonomic computer support systems                               36,383              29,945               28,102
Other products                                                    9,146               8,352               10,470
                                                               --------            --------             --------

                                                               $211,422            $196,101             $207,543
                                                               ========            ========             ========

     The Company's precision ball bearing slides and ergonomic computer support systems are sold under the CompX Waterloo, Waterloo Furniture Components, Thomas Regout and Dynaslide brand names and the Company's security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, STOCK LOCKS, KeSet and TuBar brand names. The Company believes that its brand names are well recognized in the industry.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, and other applications. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Butterfly Take Apart System, which is designed to easily disengage drawers from cabinets. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities, ease of movement and durability.

     Security products. The Company believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX provides security products to various industries including institutional furniture, banking, industrial equipment, vehicles, vending and computer. The Company's products can also be found in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented high security TuBar locking system.

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

     Ergonomic computer support systems. CompX is a leading manufacturer and innovator in ergonomic computer support systems and accessories. Unlike similar products targeting the residential market, which are more price sensitive with less emphasis on the overall value of products and service, the CompX line consists of more highly engineered products designed to provide ergonomic benefits for business and other sophisticated users.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices (which minimize adverse effects of dust and moisture) and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, the Company offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers.

     Other. CompX also manufactures, markets, and/or distributes a complete line of window furnishings hardware in European markets in addition to other furniture products.

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

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2001, 2002 and 2003, sales to the Company's ten largest customers accounted for approximately 36%, 30% and 38% of sales, respectively. In 2001, 2002 and 2003, sales to the Company's largest customer were less than 10% of the Company's total sales. In 2001, 2002 and 2003, eight of the Company's top ten customers were located in the United States.

Manufacturing and Operations

     At December 31, 2003, CompX operated eight manufacturing facilities: five in North America (two in Illinois and one in each of Canada, South Carolina and Michigan), one in the Netherlands and two in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, the Netherlands, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. The Company owns all of these facilities except for one of the Taiwan facilities and the Netherlands facility, which are leased. See also Item 2 - "Properties." CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

Raw Materials

     Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components and zinc are the principal raw materials used in the manufacture of security products. These raw materials are purchased from several suppliers and are readily available from numerous sources.

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices, provided that the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases such as rapidly increasing worldwide steel prices in 2002 and 2003. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

Patents and Trademarks

     The Company holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's major trademarks and brand names, including CompX, CompX Security Products, CompX Waterloo, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

Foreign Operations

     The Company has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada, the Netherlands and Taiwan. The majority of the Company's 2003 non-U.S. sales are to customers located in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations. The Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material  effect on its operations.  See Item 7 -  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

     As  of  December  31,  2003,  the  Company  employed   approximately  1,700
employees, including 655 in the United States, 570 in Canada, 300 in the Netherlands and 175 in Taiwan. Approximately 77% of the Company's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the life of the contract. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. The collective bargaining agreement expires in January 2006. The Company believes that its labor relations are satisfactory.

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

                                                                             Size
                              Business                                      (square
      Facility Name            Segment              Location                 feet)              Products Produced

Owned Facilities:
-----------------
  Manitou                          CW      Kitchener, Ontario               276,000           Slides/ergonomic
                                                                                              products

  Trillium                         CW      Kitchener, Ontario               110,000           N/A

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
------------------
  Thomas Regout                    TR      Maastricht,
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

  Dynaslide                        CW      Taipei, Taiwan                    25,000           Slides

  Dynaslide                        CW      Taipei, Taiwan                    11,000           Product distribution/
                                                                                          Warehouse

  Distribution Center             CSP      Rancho Cucamonga, CA              12,000           Product distribution

CW  - CompX Waterloo business segment
TR  - Thomas Regout business segment
CSP - CompX Security Products business segment

The Manitou,  Thomas  Regout,  Byron Center,  National and Fort  facilities  are
ISO-9001 registered. The Dynaslide-owned facility is ISO-9002 registered. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes. The Trillum facility is held for sale.

     A sale/leaseback transaction was executed on the Netherlands facility with the municipality of Maastricht in December 2001. See Note 10 to the Consolidated Financial Statements and see also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of January 30, 2004, there were approximately 26 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for CompX Class A common stock for 2002 and 2003 and dividends paid per share during such periods. On January 30, 2004 the closing price per share of CompX Class A common stock was $7.53.

                                                                                                     Dividends
                                                                      High             Low              paid
                                                                    --------         -------          ---------
Year ended December 31, 2002

  First Quarter                                                     $14.00           $11.00               $.125
  Second Quarter                                                     14.40            11.72                .125
  Third Quarter                                                      14.00             8.78                .125
  Fourth Quarter                                                      9.55             7.61                .125

Year ended December 31, 2003

  First Quarter                                                     $ 8.38           $ 5.93               $.125
  Second Quarter                                                      6.39             4.95                  -
  Third Quarter                                                       6.90             5.11                  -
  Fourth Quarter                                                      7.10             5.80                  -

     The Company suspended its regular quarterly dividend during the second quarter of 2003. The declaration and payment of future dividends and the amount thereof, if any, will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's operations are comprised of a 52 or 53-week fiscal year. Each of the years 1999 through 2003 consisted of a 52-week year. 2004 will be a 53-week year.

                                                                       Years ended December 31,
                                                               -----------------------------------------
                                                      1999         2000         2001          2002          2003
                                                      ----         ----         ----          ----          ----
                                                                ($ in millions, except per share data)
Income Statement Data

Net sales                                            $225.9       $253.3       $211.4       $196.1        $207.5


Operating income                                     $ 40.0       $ 37.3       $ 12.5       $  6.2        $  4.1

Income before income taxes and
  minority interest                                  $ 39.2       $ 35.5       $ 12.9       $  3.4        $  2.3
Income taxes                                           14.1         13.4          5.8          2.8           1.0
Minority interest in losses                             (.1)         -            -            -             -
                                                     ------       ------       ------       ------        ----

  Net income                                         $ 25.2       $ 22.1       $  7.1       $   .6        $  1.3
                                                     ======       ======       ======       ======        ======


Net income per basic and
 diluted share                                       $ 1.56       $ 1.37       $  .47       $  .04        $  .08
Cash dividends per share                             $ .125       $  .50       $  .50       $  .50        $ .125
Weighted average common shares
 outstanding                                           16.1         16.1         15.1         15.1          15.1

Balance Sheet Data
 (at year end):

  Cash and other current assets                      $ 72.5       $ 83.0       $ 94.9       $ 71.3        $ 80.2
  Total assets                                        200.4        223.7        222.9        200.1         209.5
  Current liabilities                                  26.8         28.9         24.5         22.2          24.5
  Long-term debt, including
   current maturities                                  22.3         40.6         49.1         31.0          26.0
  Stockholders' equity                                149.4        151.0        143.0        142.0         154.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     The Company reported net income of $1.3 million, or $.08 per diluted share, in 2003 compared to net income of $.6 million, or $.04 per diluted share, in 2002 and $7.1 million, or $.47 per diluted share, in 2001. As more fully described below, the Company's diluted earnings per share increased from 2002 to 2003 due primarily to the net effects of (i) lower operating income in 2003,
(ii) lower interest expense in 2003 and (iii) a lower effective income tax rate in 2003. The Company's diluted earnings per share decreased from 2001 to 2002 due primarily to the net effects of (i) lower operating income in 2002, (ii) a gain on the sale of a plant facility in 2001, (iii) lower interest expense in 2002 and (iv) a higher effective income tax rate in 2002.

     Fluctuations in currency exchange rates as compared to the prior year positively impacted sales by $8.9 million but negatively impacted cost of goods sold by $10.9 million and operating profit by $3.8 million. The impact on net sales is primarily due to the weakening U.S. dollar in relation to the euro and Canadian dollar. The impact on operating income is primarily from the Company's Canadian operations, where the majority of net sales are denominated in U.S. dollars while the majority of expenses are denominated in Canadian dollars. Fluctuations in foreign currency exchange rates did not significantly affect the Company's results in 2002 as compared to 2001.

     CompX is continuing its focus on opportunities to improve its cost structure.

     o In the fourth quarter of 2002, the Company retooled its Byron Center, Michigan precision slide facility to improve the efficiency of manufacturing several product lines. The Company began to realize the favorable benefit of this retooling in its operating results in the first quarter of 2003, and expects the improvement will continue during 2004 resulting from higher volumes and improved manufacturing efficiency.
     o In the first half of 2003, the Company consolidated its two Canadian plants into a single facility. The Company began to realize the favorable benefit of this consolidation and resulting reduced cost structure in its operating results in the fourth quarter of 2003.
     o During the third quarter of 2003, CompX initiated a restructuring of its Regout subsidiary in Europe and incurred a $3.3 million charge. The Company expects to begin realizing the favorable benefits from restructuring actions in its operating results by the second quarter of 2004.

     Cash provided by operating activities improved to $24.4 million in 2003 from $16.9 million in 2002. Working capital management was a significant contributor to the improvement in cash flow. Specifically, the Company continues to implement lean manufacturing initiatives which have reduced days in inventory from 63 at the beginning of 2003 to 52 at the end of the year, resulting in a positive cash flow from inventory of $5.1 million. This along with other measures have enabled the Company to pay down $5 million of debt in 2003 and an additional $12 million in January 2004.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates, as noted above, used in the preparation of its consolidated financial statements and are applicable to all of the Company's operating segments:

     o Allowance for uncollectible accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the current financial condition of the customers, the age of outstanding balances and the current economic environment when assessing the adequacy of the allowances. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required.
     o Inventory reserves. The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. The Company also considers the age and the quantity of inventory on hand in estimating the reserve. If actual market conditions are less favorable than those projected by management, increased inventory reserves may be required.
     o Net book value of long-lived assets. The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever it determines that recovery of the long-lived asset is not probable. The determination is made in accordance with applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

               Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2003, impairment indicators were present only with respect to the Company's Thomas Regout B.V. operations. The Company completed an impairment review of such net property and equipment and related net assets as of September 30, 2003. Such analysis indicated no impairment was present as the estimated future undiscounted cash flows associated with such segment exceeded the carrying value of such segment's net assets. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that such operations will achieve the future cash flows reflected in its projections.

               Based on the Company's latest annual impairment review of goodwill of the reporting units during the third quarter of 2003, no goodwill impairments were deemed to exist. Based on this review, the estimated fair value of the CompX Security Products segment exceeded the net carrying value by 110%, CompX Waterloo by 133%, and Thomas Regout by 14%. See Notes 1 and 4 to the Consolidated Financial Statements. The estimated fair value of these three reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating such cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that such operations will achieve the future cash flows reflected in its projections. In addition to its internal cash flow projections, the Company used a third-party valuation specialist in reviewing the net assets of its Thomas Regout B.V. operations, including goodwill and net property and equipment, for impairment.

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

Results of Operations

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company has three operating segments - CompX Security Products, CompX Waterloo and Thomas Regout. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the Thomas Regout segment, with facilities in the Netherlands, both manufacture and distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. Additionally, the CompX Waterloo segment manufactures and distributes ergonomic computer support systems for office furniture. Historically, the Company has aggregated the CompX Waterloo and Thomas Regout operating segments into a single reportable segment because of similar economic characteristics, products, customer types, production processes, and distribution methods. Due to the continued weakness in the European office furniture  market  and  the  divergence  in  operating  income  between  the two segments, the Company has determined that these two segments no longer have similar economic characteristics, and accordingly the Company no longer aggregates the CompX Waterloo and Thomas Regout operating segments. Aggregated segment amounts reported for CompX Waterloo/Thomas Regout in previous periods have been reclassified to conform to the current presentation. Intersegment sales are intercompany shipments from Thomas Regout to CompX Waterloo.

Net sales and operating income

                                             Years ended December 31,                      % Change
                                           --------------------------              ------------------------
                                          2001         2002        2003        2001 - 2002         2002 - 2003
                                          ----         ----        ----        -----------         -----------
                                                  (In millions)

Net sales:
  CompX Waterloo                        $105.1       $ 93.1      $ 97.5          -11%                  5%
  CompX Security Products                 74.1         73.4        76.2           -1%                  4%
  Thomas Regout                           33.3         31.2        35.3           -6%                 13%
  Intersegment sales                      (1.1)        (1.6)       (1.5)          45%                 -6%
                                        ------       ------      ------

    Total net sales                     $211.4       $196.1      $207.5           -7%                  6%
                                        ======       ======      ======

Operating income (loss):
  CompX Waterloo                        $  8.6       $ (1.2)     $   .4         -114%                 n.m.
  CompX Security Products                  7.3          8.1         9.7           10%                 21%
  Thomas Regout                           (3.4)        (0.7)       (6.0)          80%                 n.m.
                                        ------       ------      ------
    Total operating
     income                             $ 12.5       $  6.2      $  4.1          -50%                -34%
                                        ======       ======      ======

Operating income (loss)
 margin:
  CompX Waterloo                           8%          -1%           0%
  CompX Security Products                 10%          11%          13%
  Thomas Regout                          -10%          -2%         -17%
  Total operating income
   margin                                  6%           3%           2%

n.m. - not meaningful

     Year ended December 31, 2003 compared to year ended December 31, 2002

     Currency. CompX has substantial operations and assets located outside the United States (in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the CompX Waterloo and Thomas Regout segments, and do not materially affect the CompX Security Products segment. During 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted the Company's sales comparisons with 2002 (principally with respect to slide products), and negatively impacted the Company's operating income comparisons.

     Net sales were positively impacted while operating income was negatively impacted by currency exchange rates in the following amounts by segment as compared to the currency exchange rates in effect during 2002:

                                                                          CompX
                                                          CompX          Security         Thomas
                                                         Waterloo        Products         Regout           Total
                                                         --------        --------         ------           -----
Impact on net sales                                      $ 3,275          $  -            $5,600          $ 8,875
Impact on operating income                                (3,057)            -              (754)          (3,811)

     Net Sales. Net sales increased $11.4 million, or 6%, in 2003 compared to 2002 principally due to the strengthening of the euro and Canadian dollar in relation to the U.S. dollar, combined with a strong fourth quarter for Security Products. In addition to the favorable impact of changes in foreign currency exchange rates, net sales increased in 2003 as compared to 2002 due to higher sales volumes of security products, and precision slide products in North America partially offset by lower sales volumes of ergonomic products and lower sales volumes of precision slide products in Europe.

     Net sales of slide products in 2003 increased 10% as compared to 2002, while net sales of security products increased 4% and net sales of ergonomic products decreased 6% during the same period. The percentage changes in slide and ergonomic products includes the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Costs of Goods Sold. The Company's cost of goods sold increased 6% in 2003 compared to 2002 in line with the increase in net sales during the same period. Cost of goods sold as a percent of net sales was even with 2002 as cost improvement initiatives, such as improving facility efficiency, offset expenses of approximately $900,000 to consolidate the two Kitchener, Ontario plants into a single facility during 2003, the negative impact of the aforementioned changes in currency exchange rates and increases in the cost of steel, the primary raw material for the Company's products.

     Selling, general and administrative expense. Selling, general and administrative expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales. As a percentage of net sales, selling, general and administrative expense declined slightly from 14% of net sales in 2002 to 13% in 2003.

     2003 Restructuring Charge. Due to continued operating losses at the Company's Thomas Regout subsidiary in Europe resulting from the continued downturn in the European office furniture market, the Company commenced a strategic analysis of the Thomas Regout segment during the third quarter of 2003. As part of the ongoing analysis of these operations, the Company determined that it should significantly reduce headcount in the operations in order to be competitive. Prior to the end of September, the Company finalized and communicated to the employees a restructuring plan detailing the cost to terminate approximately 100 employees, and accordingly the Company has recognized a $3.3 million restructuring charge related to the headcount reduction. The $3.3 million represents severance to be paid to the terminated employees, which is expected to be paid through the end of the second quarter of 2004. The Company expects the restructuring to result in annual cost savings of approximately $3.5 million to $4 million which is expected to begin to positively impact financial results in the second quarter of 2004.

     2002 Charges. The Company recorded a pre-tax charge in the fourth quarter of 2002 of $1.6 million, the majority of which was non-cash in nature. The fourth quarter 2002 charge relates to a retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan and includes a $1.0 million loss on disposal of equipment, reflected in other general corporate income (expense), net in the consolidated statements of income. The remainder of the charge is reflected in cost of goods sold. An additional fourth quarter pre-tax charge of approximately $1.9 million was recorded to cost of goods sold to adjust for various changes in estimates with respect to obsolete and slow-moving inventory, inventory overhead absorption rates and other items. Approximately $1.3 million of this charge related to the CompX Waterloo segment with the remaining $.6 million relating to the CompX Security Products segment.

     Operating Income. Operating income for 2003 decreased $2.1 million, or 34% compared to 2002 and operating margins decreased to 2% in 2003 compared to 3% for 2002. Continued reductions in manufacturing, fixed overhead and other overhead costs combined with the impact of the fourth quarter 2002 charge partially offset the effects of the changes in currency exchange rates, changes in product mix, the cost of the European restructuring, and increases in certain raw material costs (primarily steel).

     Year ended December 31, 2002 compared to year ended December 31, 2001

     Currency. The effect of changes in currency exchange rates from 2001 to 2002 was not material to sales or operating income of the Company or any of its segments.

     Net Sales. Net sales decreased $15.3 million, or 7%, in 2002 compared to 2001 principally due to continued weak demand for the Company's component products sold to the office furniture market resulting from continued weak economic conditions in the manufacturing sector in North America and Europe. Net sales of slide products in 2002 decreased 8% as compared to 2001, while net sales of security products decreased 1% and net sales of ergonomic products decreased 18% during the same period.

     Cost of Goods Sold. The Company's cost of goods sold decreased only 3% in 2002 compared to 2001 despite the 7% decrease in net sales during the same period. Therefore, the Company's gross margin percentage decreased significantly from 21% in 2001 to 17% in 2002. The disproportionate change in cost of goods sold and its effect on gross margins was primarily due to lower revenues from sales of slide and ergonomic products and the resulting impact of spreading fixed factory costs over lower volume. In addition, steel cost increases following the steel tariff imposed by the United States government increased the Company's raw material cost, most of which was not immediately recoverable through sales price increases in 2002. Such steel cost increases resulted in additional 2002 raw material costs to CompX of approximately $1.2 million compared to 2001 steel raw material pricing. The CompX Waterloo segment was most significantly impacted by the steel cost increases, while the effects on the CompX Security Products segment were minimal.

     Selling, general and administrative expense. Selling, general and administrative expense consists primarily of salaries, commissions and advertising expenses directly related to product sales. As a percentage of net sales, selling, general and administrative expense was 13% in 2001 and 14% in 2002.

     2001 Charges. In the fourth quarter of 2001, the Company incurred a $2.7 million charge for headcount reductions of about 35 employees in CompX's European operations substantially all of which had been implemented by December 31, 2001. Of the $2.7 million charge, as adjusted for changes in currency exchange rates, approximately $.4 million was paid in 2001, $2.0 million was paid in 2002 and $.6 million was paid in January 2003. In addition, approximately $3.0 million in pre-tax charges were recorded in the fourth quarter of 2001. These charges are predominately comprised of $2.6 million related to various changes in estimates with respect to reserves for obsolete and slow-moving inventory, approximately $.1 million related to allowances for doubtful accounts, with the remainder related to other items. Of the $3.0 million charges, approximately $2.1 million related to the CompX Security Products segment, $750,000 related to the CompX Waterloo segment, and $150,000 related to the Thomas Regout segment.

     Operating Income. Operating income for 2002 decreased $6.3 million, or 50% compared to 2001 and operating margins decreased to 3% in 2002 compared to 6% for 2001. Continued reductions in manufacturing, fixed overhead and other overhead costs partially offset the effects of the decline in net sales in 2002 and the impact of the fourth quarter 2002 charge previously discussed. However, operating margins in 2002 continued to be adversely impacted by the decline in volume levels, unfavorable changes in the sales mix, increases in certain raw material costs (primarily steel) and general competitive pricing pressures.

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

         General

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel and plastic resins. Raw material costs represent approximately 48% of the Company's total cost of sales. During 2002 and 2003, worldwide steel prices  increased  following  the steel  tariff  imposed  by the  United  States
government.   The  Company   occasionally   enters  into  raw  material   supply
arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. The Company enters into such arrangements for zinc, coiled steel and plastic resins and anticipates further significant changes in the cost of these materials, primarily coiled steel, from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins may be affected by such raw material cost pressures.

     Other general corporate income (expense), net

     As summarized in Note 11 to the Consolidated Financial Statements, "other general corporate income (expense), net" primarily includes interest income, losses on disposal of property and equipment and net foreign currency transaction gain and loss. In 2002, loss on disposal of property and equipment included approximately $1.0 million related to the retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan. The remainder of the pre-tax charge, $.6 million, is reflected in cost of goods sold and related to the cost of moving and installing machinery and equipment as well as the disposal of obsolete inventory. Interest income decreased in 2002 compared to 2001 due primarily to lower interest rates earned on funds available for investment combined with a lower level of funds available for investment. In 2001, a curtailment gain of approximately $.1 million was included in other general corporate income, net. This curtailment gain, more fully described in
Note 7 to the Consolidated Financial Statements, relates to the cessation of benefits provided under CompX's defined benefit plan which covered substantially all full-time employees of Thomas Regout International B.V. As of December 31, 2001, certain obligations related to the terminated plan had not yet been fully settled and are reflected in accrued pension costs. In 2002, such obligations were settled and the Company reported a $.7 million settlement gain.

     Interest expense

     Interest expense declined $.6 million in 2003 compared to 2002 due primarily to lower average levels of borrowing on CompX's revolving bank credit facility, partially offset by higher interest rates. Interest expense declined $1.0 million in 2002 compared to 2001 due to lower average interest rates and lower levels of outstanding indebtedness. Interest expense in 2004 is expected to be lower compared to 2003 due to the reduction in the outstanding indebtedness.

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

     Other

     Reflected in the 2001 results of operations is a $2.2 million gain on the sale/leaseback of the Company's manufacturing facility in the Netherlands, which is discussed more fully below and in Note 10 to the Consolidated Financial Statements.

     Related party transactions

     CompX is a party to certain transactions with related parties. See Note 12 to the Consolidated Financial Statements.

     Outlook

     The Company expects that weak market conditions will continue in the office furniture market, the primary end-market for the Company's products, during 2004. While the Business and Institutional Furniture Manufacturer's Association (BIFMA) International has predicted a 6% growth in furniture shipments for 2004, the total volume of shipments is expected to be 33% below the highest annual volume set in 2000. If the prediction is correct, 2004 would be the first year of office furniture industry growth since 2000. However, competitive pricing pressures are expected to continue to be a challenge as foreign manufacturing, particularly in China, gains market share. The Company expects steel prices to continue to rise in 2004 as much as 20% to 30%, or more. The Company has initiated price increases on certain of its products and will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships with additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. The Company currently expects to realize annual cost savings of $3.5 to $4 million as the result of the current Thomas Regout headcount reduction. However, the Company continues with its ongoing strategic analysis of the operations, and additional actions could be taken in the future that could result in charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position the Company to more effectively concentrate on both new product and new customer opportunities to improve Company profitability.

Liquidity and Capital Resources

Summary.

     The Company's primary source of liquidity on an ongoing basis is its cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, the Company will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures. From time-to-time, the Company may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures.

     At December 31, 2003, the Company's indebtedness aggregated $26 million, all of which matures in January 2006. In January 2004, the Company repaid $12 million of such indebtedness, using available funds on hand. Because the maturity date of the indebtedness isn't until 2006, the Company does not expect it will be required to use any of its cash flow from operating activities generated during 2004 to repay indebtedness, although it may chose to do so.

     Cash provided by operating activities improved to $24.4 million in 2003 from $16.9 million in 2002. Working capital management was a significant contributor to the improvement in cash flow. Specifically, the Company continues to implement lean manufacturing initiatives which have reduced days in inventory from 63 at the beginning of 2003 to 52 at the end of the year, resulting in a positive cash flow from inventory of $5.1 million. This along with other measures have enabled the Company to pay down $5 million of debt in 2003 and an additional $12 million in January 2004.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2001, 2002 and 2003 have generally been similar to the trend in the Company's earnings. Depreciation and amortization expense increased in 2003 compared to 2002 due to an increased amount of assets put into service over the past year and a half relating to specific customer volume combined with the impact of changes in currency exchange rates but decreased in 2002 compared to 2001 due primarily to the cessation of amortization of goodwill. See Notes 1 and 4.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. In 2001, accounts receivable, inventory, and accounts payable all declined as a result of the decline in sales volume. In 2002, the declines in accounts receivable and accounts payable are again the result of the lower sales volumes, but the inventory decrease is relatively more significant as the Company began to realize some of the benefit of its lean manufacturing initiatives. For 2003, the increase in sales volumes resulted in higher accounts receivable and accounts payable balances while the Company continued to actively reduce inventory levels.

     Investing activities. Net cash used by investing activities totaled $2.7 million, $12.7 million, and $8.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. In 2001, $10.0 million in cash was provided from the sale/leaseback of the Company's plant facility in the Netherlands. Other cash flows from investing activities in each of the past three years related principally to capital expenditures. Capital expenditures in the past three years emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. Capital expenditures in 2001 through 2003 relate primarily to general equipment upgrades, modernization, and capacity increases relating to specific customer volume.

     Pursuant to the sale/leaseback of the Company's plant facility in Maastricht, the Netherlands, CompX sold the manufacturing facility for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for between 36 and 48 months depending on when the alternative location has cleared all regulatory hurdles. See Note 10 to the Consolidated Financial Statements. Pursuant to the agreement, CompX is also obligated to acquire up to 10 acres from the municipality for approximately $2.5 million within the next four years. Acquisition at this property is subject to the municipality meeting certain conditions which have not yet been met.

     Capital expenditures for 2004 are estimated at approximately $11 million, the majority of which relate to projects that emphasize improved production efficiency. Firm purchase commitments for capital projects in process at December 31, 2003 approximated $.6 million.

     Financing activities. Net cash used by financing activities totaled $1.8 million, $25.5 million, and $7.3 million in 2001, 2002 and 2003, respectively. Total cash dividends paid in each of 2001 and 2002 were $7.6 million ($.50 per share) and in 2003 was $1.9 million ($.125 per share). The Company suspended its regular quarterly dividend in the second quarter of 2003. The Company borrowed a net $8.4 million under its revolving bank credit facility in 2001, and repaid a net $18.1 million and $5.0 million under such facility during 2002 and 2003, respectively. In addition, in January 2004 the Company further reduced the outstanding balance under the revolving bank credit facility by $12 million.

     The Company's $47.5 million secured revolving bank credit facility is collateralized by substantially all of the Company's United States assets and at least 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Revolving Bank Credit Agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. See Note 6 to the Consolidated Financial Statements. Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

     Management believes that cash generated from operations and borrowing availability under the Credit Agreement, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service. To the extent that the Company's actual operating results or other developments differ from the Company's expectations, CompX's liquidity could be adversely affected.

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

     Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, the Company is obligated to make future payments under certain debt and lease agreements, and is a party to other commitments. The following table summarizes these obligations as of December 31, 2003.

                                                                            Payments due by period
                                                                       -----------------------------------
                                                                            Less than       1 - 3        4 - 5
                                                                 Total        1 year        years        years
                                                               ---------    ----------      -----        -----
                                                                                 (In thousands)

Long-term debt                                                 $26,000       $  -         $26,000      $  -
Capital lease obligations and other                               -             -            -            -
Operating leases                                                 2,072           851        1,049          172
Purchase obligations                                            11,763        11,435          328         -
Fixed asset acquisitions                                         3,070           570         -           2,500
                                                               -------       -------      -------      -------

Total contractual cash obligations                             $42,905       $12,856      $27,377      $ 2,672
                                                               =======       =======      =======      =======


     The purchase obligations consist of all open purchase orders and contractual obligations, primarily commitments to purchase raw materials. Fixed asset acquisitions include firm purchase commitments for capital projects and the obligation to purchase up to 10 acres from the municipality of Maastricht within the next four years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 2002 and 2003. See Note 1 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

     At December 31, 2002 and 2003, substantially all of the Company's outstanding indebtedness were variable rate borrowings. Such borrowings at December 31, 2003 related principally to $26 million ($31 million at December 31, 2002) in borrowings under the Company's secured Revolving Bank Credit Agreement. The outstanding balances at December 31, 2002 and 2003 (which approximate fair value) had a weighted-average interest rate of 2.5% and 3.2%, respectively. Amounts outstanding under the credit facility are due in January 2006. The remaining indebtedness outstanding at December 31, 2002 and 2003 is not material.

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

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2003 CompX held a series of short-term forward exchange contracts maturing through February 2004 to exchange an aggregate of $4.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. 1.33 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. The difference between the estimated fair value and the face value of all such outstanding forward contracts at December 31, 2003 is not material. At December 31, 2003, the actual exchange rate was Cdn. $1.31 per U.S. dollar. At December 31, 2002 CompX had entered into a series of short-term forward exchange contracts maturing through January 2003 to exchange an aggregate of $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedule" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
CompX  Proxy  Statement.   See  also  Note  12  to  the  Consolidated  Financial
Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated by reference to the CompX Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  and (d) Financial Statements and Schedule

          The Registrant

          The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended  December 31, 2003:
               October 30, 2003 - Reported items 9 and 12.

     (c)  Exhibits

          Included as exhibits are the items listed in the Exhibit Index. CompX will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to CompX of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request. CompX will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the Board of Directors on February 24, 2004, upon request. Such requests should be directed to the attention of CompX's Corporate Secretary at CompX's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

 Item No.      Exhibit Item
 --------      ------------

3.1            Restated   Certificate   of   Incorporation   of   Registrant   -
               incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

3.2 Amended and Restated Bylaws of Registrant, adopted by the Board of Directors August 31, 2002 - incorporated by reference to
               Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2003 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.2 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004.

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

 Item No.      Exhibit Item
 --------      ------------

10.6 Tax Sharing Agreement among the Registrant, Valcor, Inc. and Valhi, Inc. dated as of January 2, 1998 - incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

10.7 $47,500,000 Credit Agreement between the Registrant, Wachovia Bank, National Association, as Agent and various lending institutions dated January 22, 2003 - incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.8 First Amendment to Credit Agreement between Registrant, Wachovia Bank, and National Association, as Agent and various lending institutions dated October 20, 2003 - incorporated by reference to Exhibit 10.1 at the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9 Asset sale/leaseback agreement between Thomas Regout International BV and the municipality of Maastricht, the Netherlands dated December 21, 2001 (English translation from Dutch language document) - incorporated by reference to Exhibit
               10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.10*         Agreement and General Release between the Registrant and Brent A.
               Hagenbuch,  effective May 22, 2002 - incorporated by reference to
               Exhibit 10.12 of the Registrant's Annual Form 10-K for the year ended December 31, 2002.

10.11*         Agreement and General  Release  between the Registrant and Stuart
               M. Bitting, effective July 31, 2002 - incorporated by reference to Exhibit 10.12 of the Registrant's Annual Form 10-K for the year ended December 31, 2002.

10.12 Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corp., and Valhi, Inc. dated October 30, 2003.

21.1           Subsidiaries of the Registrant.

23.1           Consent of PricewaterhouseCoopers LLP.

31.1           Certification

31.2           Certification

32.1           Certification

32.2           Certification

99.1 Annual Report of the CompX Contributory Retirement Plan (Form 11-K) to be filed under Form 10-K to this Annual Report on Form 10-K within 180 days after December 31, 2003.





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

        Signature                          Title                  Date

/s/ Glenn R. Simmons              Chairman of the Board           March 3, 2004
-----------------------------
Glenn R. Simmons


/s/ David A. Bowers               Vice Chairman of the Board,     March 3, 2004
-----------------------------     President and Chief Executive
David A. Bowers                   Officer (Principal Executive
                                  Officer)


/s/ Darryl R. Halbert             Vice President,                 March 3, 2004
-----------------------------     Chief Financial Officer
Darryl R. Halbert                 and Controller
                                  (Principal Financial and
                                  Accounting Officer)


/s/ Paul M. Bass, Jr.             Director                        March 3, 2004
-----------------------------
Paul M. Bass, Jr.

/s/ Keith R. Coogan               Director                        March 3, 2004
-----------------------------
Keith R. Coogan

/s/ Edward J. Hardin              Director                        March 3, 2004
-----------------------------
Edward J. Hardin

/s/ Ann Manix                     Director                        March 3, 2004
-----------------------------
Ann Manix

/s/ Steven L. Watson              Director                        March 3, 2004
-----------------------------
Steven L. Watson

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedule


Financial Statements                                                 Page No.
                                                                     --------

  Report of Independent Auditors                                       F-2

  Consolidated Balance Sheets - December 31, 2002 and 2003             F-3

  Consolidated Statements of Income -
   Years ended December 31, 2001, 2002 and 2003                        F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2001, 2002 and 2003                        F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2001, 2002 and 2003                        F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2001, 2002 and 2003                        F-9

  Notes to Consolidated Financial Statements                           F-10



Financial Statement Schedule

  Report of Independent Auditors                                       S-1

  Schedule II - Valuation and Qualifying Accounts                      S-2



     Schedules I, III and IV are omitted because they are not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of CompX International Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.




                                  PricewaterhouseCoopers LLP



Dallas, Texas
February 23, 2004

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                        (In thousands, except share data)


              ASSETS                                                                     2002            2003
                                                                                         ----            ----

Current assets:
  Cash and cash equivalents                                                               $ 12,407      $  21,726
  Accounts receivable, less allowance for
   doubtful accounts of $812 and $1,075                                                     22,924         25,737
  Income taxes receivable from affiliates                                                      352            306
  Refundable income taxes                                                                    1,378          2,376
  Inventories                                                                               28,876         26,317
  Prepaid expenses and other current assets                                                  3,422          1,840
  Deferred income taxes                                                                      1,983          1,920
                                                                                          --------       --------

      Total current assets                                                                  71,342         80,222
                                                                                          --------       --------

Other assets:
  Goodwill                                                                                  40,729         43,325
  Other intangible assets                                                                    2,183          1,945
  Prepaid rent                                                                                 426              -
  Deferred income taxes                                                                          -            351
  Other                                                                                        233            422
                                                                                          --------       --------

      Total other assets                                                                    43,571         46,043
                                                                                          --------       --------

Property and equipment:
  Land                                                                                       4,344          4,746
  Buildings                                                                                 29,452         28,605
  Equipment                                                                                102,347        121,142
  Construction in progress                                                                   3,548            636
                                                                                          --------       --------
                                                                                           139,691        155,129
  Less accumulated depreciation                                                             54,512         71,940
                                                                                          --------       --------

      Net property and equipment                                                            85,179         83,189
                                                                                          --------       --------

                                                                                          $200,092       $209,454
                                                                                          ========       ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           December 31, 2002 and 2003

                        (In thousands, except share data)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2002           2003
                                                                                         ----           ----

Current liabilities:
  Current maturities of long-term debt                                                    $      6      $   -
  Accounts payable and accrued liabilities                                                  21,318        24,019
  Income taxes                                                                                 419             -
  Deferred income taxes                                                                        408           505
                                                                                          --------      --------

      Total current liabilities                                                             22,151        24,524
                                                                                          --------      --------

Noncurrent liabilities:
  Long-term debt                                                                            31,000        26,000
  Deferred income taxes                                                                      4,469         4,550
  Deferred gain on sale/leaseback                                                              493            21
                                                                                          --------      --------

      Total noncurrent liabilities                                                          35,962        30,571
                                                                                          --------      --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares
   authorized, none issued                                                                       -             -
  Class A common stock, $.01 par value;
   20,000,000 shares authorized; 6,219,680 and
   6,228,680 shares issued                                                                      62            62
  Class B common stock, $.01 par value;
   10,000,000 shares authorized, issued and outstanding                                        100           100
  Additional paid-in capital                                                               119,387       119,437
  Retained earnings                                                                         44,049        43,433
  Accumulated other comprehensive income -
   currency translation                                                                    (10,304)        2,642
  Treasury stock, at cost - 1,103,900 shares                                               (11,315)      (11,315)
                                                                                          --------      --------

      Total stockholders' equity                                                           141,979       154,359
                                                                                          --------      --------

                                                                                          $200,092      $209,454
                                                                                          ========      ========





Commitments and contingencies (Notes 1, 10 and 13)


          See accompanying notes to consolidated financial statements.
                                      F-4

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                      (In thousands, except per share data)


                                                                          2001          2002            2003
                                                                          ----          ----            ----

Net sales                                                               $211,422      $196,101       $207,543
Cost of goods sold                                                       167,884       163,181        172,843
                                                                        --------      --------       --------

      Gross margin                                                        43,538        32,920         34,700

Selling, general and administrative expense                               28,310        26,713         27,288
Restructuring charge                                                       2,742          -             3,303
                                                                        --------      --------       --------

      Operating income                                                    12,486         6,207          4,109

Gain on sale of plant facility                                             2,246          -              -
Other general corporate income (expense), net                              1,009          (910)          (532)
Interest expense                                                          (2,859)       (1,888)        (1,301)
                                                                        --------      --------       --------

      Income before income taxes                                          12,882         3,409          2,276

Provision for income taxes                                                 5,758         2,771          1,003
                                                                        --------      --------       --------

      Net income                                                        $  7,124      $    638       $  1,273
                                                                        ========      ========       ========


Basic and diluted earnings per common share                             $    .47      $    .04       $    .08
                                                                        ========      ========       ========

Cash dividends per share                                                $    .50      $    .50       $   .125
                                                                        ========      ========       ========

Shares used in the calculation of earnings per share amounts for:
  Basic earnings per share                                                15,144        15,110         15,121
  Dilutive impact of stock options                                             6             8           -
                                                                        --------      --------       -----

  Diluted earnings per share                                              15,150        15,118         15,121
                                                                        ========      ========       ========




          See accompanying notes to consolidated financial statements.
                                      F-5

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)



                                                                 2001              2002             2003
                                                                 ----              ----             ----

Net income                                                        $ 7,124          $   638           $ 1,273
                                                                  -------          -------           -------

Other comprehensive income - currency translation adjustment:
    Pre-tax amount                                                 (5,097)           5,643            13,080
    Less income taxes (benefit)                                      (207)             (66)              134
                                                                  -------          -------           -------

    Total other comprehensive income                               (4,890)           5,709            12,946
                                                                  -------          -------           -------

      Comprehensive income                                        $ 2,234          $ 6,347           $14,219
                                                                  =======          =======           =======








          See accompanying notes to consolidated financial statements.
                                      F-6

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                              2001          2002           2003
                                                                              ----          ----           ----

Cash flows from operating activities:
  Net income                                                                   $  7,124      $    638      $  1,273
  Depreciation and amortization                                                  14,769        13,004        14,780
  Deferred income taxes                                                           1,355          (750)         (444)
  Gain on sale of plant facility                                                 (2,246)            -             -
  Other, net                                                                        465           604         1,068
  Change in assets and liabilities:
    Accounts receivable                                                           6,112         1,301          (721)
    Inventories                                                                   4,075         3,052         5,103
    Accounts payable and accrued liabilities                                     (3,983)       (2,798)          874
    Accounts with affiliates                                                        (38)          (16)           46
    Income taxes                                                                    202         1,561           668
    Other, net                                                                     (172)          342         1,798
                                                                               --------      --------      --------

      Net cash provided by operating activities                                  27,663        16,938        24,445
                                                                               --------      --------      --------


Cash flows from investing activities:
  Capital expenditures                                                          (13,283)      (12,703)       (8,908)
  Proceeds from sale of plant facility                                           10,000             -             -
  Other, net                                                                        605            32           671
                                                                               --------      --------      --------

      Net cash used by investing activities                                      (2,678)      (12,671)       (8,237)
                                                                               --------      --------      --------


Cash flows from financing activities:
  Long-term debt:
    Borrowings                                                                   14,919         1,000         1,000
    Principal payments                                                           (6,511)      (19,050)       (6,006)
  Issuance of common stock                                                            -           120             -
  Dividends paid                                                                 (7,553)       (7,555)       (1,889)
  Common stock reacquired                                                        (2,650)            -             -
  Other                                                                            -             -             (426)
                                                                               --------      --------      --------

      Net cash used in financing activities                                      (1,795)      (25,485)       (7,321)
                                                                               --------      --------      --------

Net increase (decrease)                                                        $ 23,190      $(21,218)     $  8,887
                                                                               ========      ========      ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                              2001          2002          2003
                                                                              ----          ----          ----

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing
     activities                                                               $23,190       $(21,218)     $ 8,887
    Currency translation                                                          299            316          432
  Balance at beginning of year                                                  9,820         33,309       12,407
                                                                              -------       --------      -------

  Balance at end of year                                                      $33,309       $ 12,407      $21,726
                                                                              =======       ========      =======

Supplemental disclosures:
  Cash paid for:
    Interest                                                                  $ 3,238       $  1,877      $ 1,722
    Income taxes                                                                4,126          2,788        2,675








          See accompanying notes to consolidated financial statements.
                                      F-8

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                 Accumulated
                                                                    other
                                                                 comprehensive
                              Common stock  Additional             income -    ned           Total
                              ------------   paid-in   Retained    currency    Treasury   stockholders'
                            Class A  Class B capital   Earnings   translation    stock       equity
                            -------  ------- -------   --------   -----------  --------    ----------

Balance at December 31, 2000   $62   $100   $119,194   $ 51,395    $(11,123)   $ (8,665)   $ 150,963

Net income .................    --    --        --        7,124        --          --          7,124
Other comprehensive income .    --    --        --         --        (4,890)       --         (4,890)
Cash dividends .............    --    --        --       (7,553)       --          --         (7,553)
Issuance of common stock ...    --    --          30       --          --          --             30
Common stock reacquired ....    --    --        --         --          --        (2,650)      (2,650)
                               ---   ----   --------   --------    --------    --------    ---------

Balance at December 31, 2001    62    100    119,224     50,966     (16,013)    (11,315)     143,024

Net income .................    --    --        --          638        --          --            638
Other comprehensive income .    --    --        --         --         5,709        --          5,709
Cash dividends .............    --    --        --       (7,555)       --          --         (7,555)
Issuance of common stock ...    --    --         156       --          --          --            156
Other ......................    --    --           7       --          --          --              7
                               ---   ----   --------   --------    --------    --------    ---------

Balance at December 31, 2002    62    100    119,387     44,049     (10,304)    (11,315)     141,979

Net income .................    --    --        --        1,273        --          --          1,273
Other comprehensive income .    --    --        --         --        12,946        --         12,946
Cash dividends .............    --    --        --       (1,889)       --          --         (1,889)
Issuance of common stock ...    --    --          50       --          --          --             50
                               ---   ----   --------   --------    --------    --------    ---------

Balance at December 31, 2003   $62   $100   $119,437   $ 43,433    $  2,642    $(11,315)   $ 154,359
                               ===   ====   ========   ========    ========    ========    =========


          See accompanying notes to consolidated financial statements.
                                      F-9

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

     Organization. CompX International Inc. (NYSE: CIX) is 69% owned by Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. at December 31, 2003. The Company manufactures and sells component products (precision ball bearing slides, security products and ergonomic computer support systems). At December 31, 2003, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control each of such companies and the Company.

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

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of CompX International Inc. and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 2001, 2002 and 2003 each consisted of 52 weeks, and the year ended December 31, 2004 will be a 53-week year.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related applicable deferred income taxes. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency transaction gains and losses are recognized in income currently.

     Cash and cash equivalents. Cash equivalents consist principally of bank time deposits and government and commercial notes with original maturities of three months or less.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer. Shipping terms are generally F.O.B. shipping point, although in some instances, shipping terms are F.O.B. destination point (for which sales are recognized when the product is received by the customer). Amounts charged to customers for shipping and handling are not material. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and potential losses rising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. Inventories are based on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, shipping and handling, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.

     Goodwill and other intangible assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 20 years. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill was no longer subject to periodic amortization. Goodwill and other intangible assets are stated net of accumulated amortization. See Note 4.

     Other intangible assets, consisting of the estimated fair value of certain patents acquired, are amortized by the straight-line method over the lives of such patents (approximately 10 years remaining at December 31, 2003), with no assumed residual value at the end of the life of the patents. Other intangible assets are stated net of accumulated amortization of $1.2 million at December 31, 2002 and $1.5 million at December 31, 2003. Amortization expense of intangible assets was $229,000 in 2001, $240,000 in 2002 and $234,000 in 2003,
and is expected to be approximately $250,000 in each of 2004 through 2008.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill or other intangible assets may be impaired, an evaluation was performed to determine if an impairment existed. Such events or circumstances included, among other things, (i) a prolonged period of time during which the Company's net carrying value of its investment in subsidiaries whose common stocks are publicly traded was greater than quoted market prices for such stocks and (ii) significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors were considered in determining whether an impairment existed. If an impairment was determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, were written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company commenced assessing impairment of goodwill and other intangible assets in accordance with SFAS No. 142. See Note 4.

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

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company began assessing impairment of goodwill in accordance with SFAS No. 142, and the Company began assessing impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the fundamental provisions of prior GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company as of January 1, 2002. See Note 4.

     Self-insurance. The Company is partially self-insured for workers' compensation and certain employee health benefits and is self-insured for most environmental issues. Stop-loss coverage is purchased by the Company in order to limit its exposure to any significant levels of workers' compensation or employee health benefit claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's own historical claims experience.

     Derivatives and hedging activities. Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2003, the Company held a series of contracts to exchange an aggregate of U.S. $4.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. Such contracts mature through February 2004. The exchange rate was $1.31 per U.S. dollar at December 31, 2003. At December 31, 2002 the Company held contracts maturing through January 2003 to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. At December 31, 2002, the actual exchange rate was Cdn. $1.57 per U.S. dollar.

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

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $45 million at December 31, 2002 and $43.1 million at December 31, 2003.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 746,000 in 2001, 819,000 in 2002 and 713,000 in 2003.

     Stock options. At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 has not been significant in any of the past three years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                                  Years ended December 31,
                                                                              2001          2002          2003
                                                                              ----          ----          ----
                                                                                       (In thousands,
                                                                                   except per share data)

Net income, as reported                                                    $ 7,124       $   638       $1,273
Deduct:  Total stock-based employee
  compensation expense related to stock options
  determined under fair value based method
  for all awards, net of related tax effects                                (1,486)       (1,572)        (875)
                                                                           -------       -------       ------

Pro forma net income (loss)                                                $ 5,638       $  (934)      $  398
                                                                           =======       =======       ======

Earnings (loss) per share - basic and diluted:
  As reported                                                              $   .47       $   .04       $  .08
                                                                           =======       =======       ======

  Pro forma                                                                $   .37       $  (.06)      $  .03
                                                                           =======       =======       ======

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

     Other. Advertising costs, expensed as incurred, were $1,026,000 in 2001, $879,000 in 2002 and $588,000 in 2003. Research and development costs, expensed as incurred, were $510,000 in 2001, $659,000 in 2002, and $469,000 in 2003.

Note 2 - Business and geographic segments:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David Bowers, president and chief executive officer of the Company. The Company has three operating segments - CompX Security Products, CompX Waterloo and Thomas Regout. The CompX Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The CompX Waterloo segment, with facilities in Canada, Michigan and Taiwan, and the Thomas Regout segment, with facilities in the Netherlands, both manufacture and distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. Additionally, the CompX Waterloo segment manufacturers and distributes ergonomic computer support systems for office furniture. Previously, the Company had aggregated the CompX Waterloo and Thomas Regout operating segments into a single reportable segment because of similar economic characteristics, products, customer types, production processes, and distribution methods. Due to the continued weakness in the European office furniture market and the divergence in operating income between the two segments, the Company determined in the third quarter of 2003 that these two segments no longer have similar economic characteristics, and accordingly the Company no longer aggregates the CompX Waterloo and Thomas Regout operating segments. Aggregated segment amounts reported for CompX Waterloo/Thomas Regout in previous periods have been reclassified to conform to the current presentation. Intersegment sales are intercompany shipments from Thomas Regout to CompX Waterloo.

     The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes, and interest expense, exclusive of certain general corporate income and expense items (including interest income and foreign exchange transaction gains and losses) and certain non-recurring items (such as gains or losses on the disposition of business units and other long-lived assets outside the ordinary course of business). All corporate office operating expenses are allocated to the three reportable segments based upon the segments' net sales. The accounting policies of the reportable operating segments are the same as those described in
Note 1. Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations accounted for by the purchase method.

     Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash and cash equivalents. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2002 and 2003, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $82 million and $88 million, respectively.


                                                                                 Years ended December 31,
                                                                            2001          2002           2003
                                                                            ----          ----           ----
                                                                                      (In thousands)

Net sales:
  CompX Waterloo                                                            $105,135      $ 93,116       $ 97,518
  CompX Security Products                                                     74,071        73,358         76,155
  Thomas Regout                                                               33,303        31,278         35,331
  Intersegment sales                                                          (1,087)       (1,651)        (1,461)
                                                                            --------      --------       --------

    Total net sales                                                         $211,422      $196,101       $207,543
                                                                            ========      ========       ========

Operating income (loss):
  CompX Waterloo                                                            $  8,596      $ (1,213)      $    394
  CompX Security Products                                                      7,320         8,076          9,743
  Thomas Regout                                                               (3,430)         (656)        (6,028)
                                                                            --------      --------       --------

    Total operating income                                                    12,486         6,207          4,109

  Interest expense                                                            (2,859)       (1,888)        (1,301)
  Gain on sale of plant facility                                               2,246             -              -
  Other general corporate income (expense), net                                1,009          (910)          (532)
                                                                            --------      --------       --------

    Income before income taxes                                              $ 12,882      $  3,409       $  2,276
                                                                            ========      ========       ========

Depreciation and amortization:
  CompX Waterloo                                                            $  6,631      $  6,450       $  7,281
  CompX Security Products                                                      5,633         4,769          4,843
  Thomas Regout                                                                2,505         1,785          2,656
                                                                            --------      --------       --------

                                                                            $ 14,769      $ 13,004       $ 14,780
                                                                            ========      ========       ========

Capital expenditures:
  CompX Waterloo                                                            $  5,891      $  8,601       $  6,446
  CompX Security Products                                                      6,452         1,582          1,901
  Thomas Regout                                                                  940         2,520            561
                                                                            --------      --------       --------

                                                                            $ 13,283      $ 12,703       $  8,908
                                                                            ========      ========       ========

                                                                                 Years ended December 31,
                                                                            2001          2002           2003
                                                                            ----          ----           ----
                                                                                      (In thousands)

Net sales:
  Point of origin:
    Canada                                                                  $ 82,027      $ 71,462       $ 76,307
    United States                                                             88,567        86,722         94,298
    The Netherlands                                                           33,303        31,278         35,331
    Taiwan                                                                    11,665        14,688         13,405
    Eliminations                                                              (4,140)       (8,049)       (11,798)
                                                                            --------      --------       --------

                                                                            $211,422      $196,101       $207,543
                                                                            ========      ========       ========

  Point of destination:
    United States                                                           $130,534      $126,182       $127,032
    Canada                                                                    35,475        29,601         32,363
    Europe                                                                    37,097        33,115         37,483
    Other                                                                      8,316         7,203         10,665
                                                                            --------      --------       --------

                                                                            $211,422      $196,101       $207,543
                                                                            ========      ========       ========

                                                                                       December 31,
                                                                            2001          2002           2003
                                                                            ----          ----           ----
                                                                                      (In thousands)
Total assets:
  CompX Waterloo                                                            $ 90,348      $ 73,411       $ 90,457
  CompX Security Products                                                     92,503        87,795         79,619
  Thomas Regout                                                               38,154        37,860         36,322
  Corporate and eliminations                                                   1,871         1,026          3,056
                                                                            --------      --------       --------

                                                                            $222,876      $200,092       $209,454
                                                                            ========      ========       ========

Goodwill:
  CompX Waterloo                                                            $  4,901      $  4,846       $  4,986
  CompX Security Products                                                     23,743        23,743         23,743
  Thomas Regout                                                               10,238        12,140         14,596
                                                                            --------      --------       --------

                                                                            $ 38,882      $ 40,729       $ 43,325
                                                                            ========      ========       ========

Net property and equipment:
  United States                                                              $ 48,863      $ 46,251      $ 44,499
  Canada                                                                       23,420        23,046        23,341
  The Netherlands                                                               7,323        10,034         9,639
  Taiwan                                                                        5,430         5,848         5,710
                                                                             --------      --------      --------

                                                                             $ 85,036      $ 85,179      $ 83,189
                                                                             ========      ========      ========

Note 3 - Inventories:

                                                                                              December 31,
                                                                                          2002           2003
                                                                                          ----           ----
                                                                                             (In thousands)

Raw materials                                                                             $ 6,573        $ 6,170
Work in process                                                                            12,602         10,852
Finished products                                                                           9,532          9,166
Supplies                                                                                      169            129
                                                                                          -------        -------

                                                                                          $28,876        $26,317
                                                                                          =======        =======

Note 4 - Goodwill:

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

     The Company has assigned its goodwill to the three reporting units (as that term is defined in SFAS No. 142) which correspond to the three operating segments. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company uses appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the reporting units. The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. Starting in 2002, in accordance with the requirements of SFAS No. 142, the Company reviews goodwill for impairment during the third quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's impairment review completed during 2002 or 2003.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2001 if the goodwill amortization included in the Company's reported consolidated net income had not been recognized.

                                                                             Years ended December 31,
                                                                        2001            2002           2003
                                                                        ----            ----           ----
                                                                                 (In millions,
                                                                              except per share data)

Net income, as reported                                                 $7.1           $ .6            $1.3
Goodwill amortization                                                    2.3             -               -
Incremental income taxes                                                  -              -               -
                                                                        ----           ----            ---
  Adjusted net income                                                   $9.4           $ .6            $1.3
                                                                        ====           ====            ====

Basic and diluted net income per share,
 as reported                                                            $.47           $.04            $.08

Goodwill amortization                                                    .15             -               -
Incremental income taxes                                                  -              -               -
                                                                        ----           ----            ---
  Adjusted basic and diluted net
   income per share                                                     $.62           $.04            $.08
                                                                        ====           ====            ====

     Changes in the carrying  amount of goodwill  during the past three years is
presented  in  the  table  below.   Goodwill  was  generated   principally  from
acquisitions of certain business units during 1998, 1999 and 2000.

                                                                           CompX
                                                           CompX          Security         Thomas
                                                         Waterloo         Products         Regout          Total
                                                                              (In millions)

Balance at December 31, 2000                               $ 5.4            $25.1          $11.7            $42.2

Changes in currency
 exchange rates                                              (.2)             -              (.8)            (1.0)
Periodic amortization                                        (.3)            (1.4)           (.6)            (2.3)
                                                           -----            -----          -----            -----

Balance at December 31, 2001                                 4.9             23.7           10.3             38.9

Changes in currency
 exchange rates                                              -                -              1.8              1.8
                                                           -----            -----          -----            -----

Balance at December 31, 2002                                 4.9             23.7           12.1             40.7

Changes in currency
 exchange rates                                               .1              -              2.5              2.6
                                                           -----            -----          -----            -----

Balance at December 31, 2003                               $ 5.0            $23.7          $14.6            $43.3
                                                           =====            =====          =====            =====

Note 5 -       Accounts payable and accrued liabilities:

                                                               December 31,
                                                           2002           2003
                                                           ----           ----
                                                             (In thousands)

Accounts payable ...............................         $ 9,106         $ 8,597
Accrued liabilities:
  Employee benefits ............................           7,065           7,660
  Insurance ....................................             478             374
  Royalties ....................................             246             243
  Restructuring ................................             540           3,223
  Sales rebates ................................             845             805
  Deferred gain on sale/leaseback ..............             805             485
  Other ........................................           2,233           2,632
                                                         -------         -------

                                                         $21,318         $24,019
                                                         =======         =======

     Due to continued operating losses at the Company's Thomas Regout subsidiary in Europe resulting from the continued downturn in the European office furniture market, the Company commenced a strategic analysis of the Thomas Regout segment during the third quarter of 2003. As part of the ongoing analysis of the operations, the Company determined that it should significantly reduce headcount in the operations in order to be competitive. Prior to the end of September, the Company finalized and communicated to the employees a restructuring plan detailing the cost to terminate approximately 100 employees, and accordingly the Company recognized a $3.5 million restructuring charge in the third quarter of 2003 related to the headcount reduction. The charge represents severance to be paid to the terminated employees, which is expected to be paid through the end of the second quarter of 2004. In the fourth quarter of 2003, the Company lowered the charge by $225,000 as the result of changes in estimates and timing of individual severance benefits, and the Company paid $487,000 in severance benefits. Also in the fourth quarter of 2003, changes in the currency exchange rate between the U.S. dollar and the euro increased the translated U.S. dollar liability by $407,000. Substantially all of the remaining severance is expected to be paid during 2004.

     In 2001, the Company also recognized a charge of $2.7 million related to a consolidation and rationalization of CompX's European operations. This restructuring effort included headcount reductions of about 35 employees substantially all of which had been implemented by December 31, 2001. Due to adjustments for changes in currency exchange rates, through January 31, 2003 approximately $3.0 million has been paid (including approximately $.6 million during January 2003), and no amounts remain to be paid.

Note 6 - Indebtedness:

                                                                December 31,
                                                           2002           2003
                                                           ----           ----
                                                             (In thousands)

Revolving bank credit facility .................         $31,000         $26,000
Other ..........................................               6            --
                                                         -------         -------
                                                          31,006          26,000
Less current portion ...........................               6            --
                                                         -------         -------

                                                         $31,000         $26,000

     At December 31, 2003, the Company has a $47.5 million secured revolving bank credit facility maturing in January 2006 which bears interest, at the Company's option, at rates based on either the prime rate or LIBOR (resulting in a weighted-average interest rate of 3.2% at December 31, 2003). The credit facility is collateralized by substantially all of the Company's United States tangible assets and a pledge of at least 65% of the ownership interests in the Company's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or transfer all or substantially all of their assets to another entity. The facility also requires maintenance of specified levels of net worth (as defined). In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. At December 31, 2003, $21.5 million was available for borrowing under the terms of the facility. In January 2004, the Company repaid $12 million, using available cash on hand.

     The credit facility permits the Company to pay dividends and/or repurchase its common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $6.0 million plus 50% of aggregate net income over the term of the credit facility. At December 31, 2003, $7.6 million was available for dividends and/or repurchases of the Company's common stock under the terms of the facility.

     Amounts outstanding at December 31, 2002 under a prior unsecured bank credit facility, which matured in February 2003, were classified as a noncurrent liability because those borrowings were refinanced on a long-term basis under the terms of the new secured bank credit facility.

Note 7 - Employee benefit plans:

     Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $1,720,000 in 2001, $1,748,000 in 2002 and $1,832,000 in 2003.

     Defined benefit plans. Through January 1, 2001, the Company maintained a defined benefit pension plan covering substantially all full-time employees of Thomas Regout B.V. As of January 1, 2001, the Company ceased providing future benefits under the plan, thus reducing certain pension benefit obligations. In connection with this curtailment, the Company recognized a curtailment gain of approximately $116,000 in 2001. Certain obligations related to the terminated plan were not fully settled until 2002. At December 31, 2001, the projected benefit obligation for this plan was approximately $1.3 million, and the fair value of plan assets was approximately $1.0 million. During 2002, plan assets of approximately $1.3 million (including employer contributions of $240,000) were used to fully settle the remaining benefit obligations, at which time the Company recognized a settlement gain of $677,000. Net periodic pension cost (benefit) related to this plan, other than the curtailment and settlement gains discussed above, were not material during the past three years. See Note 11.

        Note 8 - Income taxes:

     The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                                                                 Years ended December 31,
                                                                            2001          2002           2003
                                                                            ----          ----           ----
                                                                                      (In thousands)
Components of pre-tax income (loss):
  United States                                                              $  (998)     $ (1,913)       $ 6,258
  Non-U.S.                                                                    13,880         5,322         (3,982)
                                                                             -------      --------        -------

                                                                             $12,882      $  3,409        $ 2,276
                                                                             =======      ========        =======



                                                                                 Years ended December 31,
                                                                            2001          2002           2003
                                                                            ----          ----           ----
                                                                                      (In thousands)

Provision for income taxes:
  Currently payable (refundable):
    U.S. federal and state                                                   $  (844)      $ 1,128        $   121
    Foreign                                                                    5,247         2,394          1,326
                                                                             -------       -------        -------

                                                                               4,403         3,522          1,447
                                                                             -------       -------        -------
  Deferred income taxes (benefit):
    U.S.                                                                       1,941          (114)         2,061
    Foreign                                                                     (586)         (637)        (2,505)
                                                                             -------       -------        -------

                                                                               1,355          (751)          (444)
                                                                             -------       -------        -------

                                                                             $ 5,758       $ 2,771        $ 1,003
                                                                             =======       =======        =======

Expected tax expense, at the U.S. federal
 statutory income tax rate of 35%                                            $ 4,509       $ 1,193        $   797
Non-U.S. tax rates                                                              (353)         (290)          (123)
Incremental U.S. tax on earnings of
 foreign subsidiary                                                              330         1,099            562
No tax benefit for goodwill amortization                                         693             -              -
State income taxes and other, net                                                579           769           (233)
                                                                             -------       -------        -------

                                                                             $ 5,758       $ 2,771        $ 1,003
                                                                             =======       =======        =======

Comprehensive provision (benefit) for income tax benefit allocable to:
  Pre-tax income                                                             $ 5,758       $ 2,771        $ 1,003
  Other comprehensive income -
   currency translation                                                         (207)          (66)           134
                                                                             -------       -------        -------

                                                                             $ 5,551       $ 2,705        $ 1,137
                                                                             =======       =======        =======

     The components of net deferred tax assets (liabilities) are summarized below.

                                                                                                December 31,
                                                                                            2002           2003
                                                                                            ----           ----
                                                                                               (In thousands)

Tax effect of temporary differences related to:
  Inventories                                                                               $   575        $    430
  Property and equipment                                                                     (8,510)        (10,562)
  Accrued liabilities and other deductible differences                                        2,087           1,252
  Tax loss and credit carryforwards                                                           5,769           8,953
  Other taxable differences                                                                  (2,815)         (2,857)
  Valuation allowance                                                                          -               -
                                                                                            -------        -----

                                                                                            $(2,894)       $ (2,784)
                                                                                            =======        ========

Net current deferred tax assets                                                             $ 1,983        $  1,920
Net noncurrent deferred tax assets                                                                -             351
Net current deferred tax liabilities                                                           (408)           (505)
Net noncurrent deferred tax liabilities                                                      (4,469)         (4,550)
                                                                                            --------       --------

                                                                                            $(2,894)       $ (2,784)
                                                                                            ========       ========

     At December 31, 2003, the Company has net operating loss ("NOL") carryforwards, which expire in 2007 through 2018, of approximately $8.4 million for U.S. federal income tax purposes. The NOL carryforwards arose from the acquisition of Thomas Regout USA, Inc. These losses may only be used to offset future taxable income of the acquired subsidiary and are not available to offset taxable income of other subsidiaries. Utilization of certain portions of the NOL carryforward is limited to approximately $400,000 annually. The Company utilized none of such NOL carryforward in 2001, 2002 or 2003. At December 31, 2003, the Company also has the equivalent of approximately $16.2 million of tax loss carryforwards in the Netherlands with no expiration date. The Company believes that it is more-likely-than-not that all such NOLs will be utilized to reduce future income tax liabilities. Consequently, no valuation allowance has been recorded to offset the deferred tax asset related to these NOLs.

Note 9 - Stockholders' equity:

                                              Shares of common stock
                                ---------------------------------------------------
                                               Class A                    Class B
                                ------------------------------------    -----------
                                                                        Issued and
                                 Issued       Treasury    Outstanding   outstanding
                                ---------     --------    -----------   -----------

Balance at December 31, 2000    6,204,680     (844,300)    5,360,380    10,000,000

Issued .....................        2,500         --           2,500          --
Reacquired .................         --       (259,600)     (259,600)         --
                               ----------   ----------    ----------    ----------

Balance at December 31, 2001    6,207,180   (1,103,900)    5,103,280    10,000,000

Issued .....................       12,500         --          12,500          --
                               ----------   ----------    ----------    ----------

Balance at December 31, 2002    6,219,680   (1,103,900)    5,115,780    10,000,000

Issued .....................        9,000         --           9,000          --
                               ----------   ----------    ----------    ----------

Balance at December 31, 2003    6,228,680   (1,103,900)    5,124,780    10,000,000
                               ==========   ==========    ==========    ==========

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

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                   price per             upon
                                                                    Shares            share            exercise
                                                                    ------         ----------          --------
                                                                               (In thousands, except
                                                                                 per share amounts)

Outstanding at December 31, 2000                                      722     $12.50 -$20.00             $13,781

Granted                                                               330      10.00 - 13.00               4,181
Canceled                                                             (196)      13.00 - 20.00             (3,691)
                                                                     ----      --------------            -------

Outstanding at December 31, 2001                                      856      10.00 - 20.00              14,271

Granted                                                                25      11.00 - 14.30                 328
Exercised                                                             (10)         12.06                    (120)
Canceled                                                             (107)     11.59 - 20.00              (1,484)
                                                                     ----     --------------             -------

Outstanding at December 31, 2002                                      764     $10.00 -$20.00             $12,995

Canceled                                                             (145)     11.00 - 20.00              (2,311)
                                                                     ----     --------------             -------
Outstanding at December 31, 2003                                      619     $10.00 -$20.00             $10,684
                                                                      ===     ==============             =======

     Outstanding options at December 31, 2003 represent approximately 4% of the Company's total outstanding shares of common shares at that date and expire through 2012 with a weighted-average remaining term of 6 years. At December 31, 2003, options to purchase 452,000 of the Company's shares were exercisable at prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $8.2 million, with a weighted-average exercise price of $18.21 per share. These exercisable options are exercisable through 2012. All of such exercisable options are exercisable at prices higher than the Company's December 31, 2003 market price of $6.40 per share. At December 31, 2003, options to purchase 73,000 shares are scheduled to become exercisable in 2004 and an aggregate of 633,000 shares were available for future grants.

     Other. The pro forma information included in Note 1, required by SFAS No. 123, Accounting for Stock-Based Compensation, is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998 (the first time the Company granted stock options). The weighted-average fair values of CompX options granted during 2001 and 2002 were $4.53 and $5.05, respectively (no options were granted in 2003). The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 37% to 45%, risk-free rates of return of 5.1% to 6.9%, dividend yields of nil to 5.0% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes stock option valuation model may not provide a reliable estimate of the fair value of employee stock options.

     For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic and dilutive earnings per share is not necessarily indicative of future effects on net income or earnings per share.

Note 10 - Gain on sale of plant facility:

     In 2001, the Company recorded a $2.2 million pre-tax gain related to the sale/leaseback of its manufacturing facility in the Netherlands. Pursuant to the sale/leaseback, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for between 36 and 48 months depending on when the alternative location has cleared all regulatory hurdles. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), was deferred and is being amortized into income over the expected leaseback period. CompX is recognizing rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period. Pursuant to the agreement, CompX is also obligated to acquire up to 10 acres from the municipality of Maastricht for approximately $2.5 million within the next four years. Acquisition of this property is subject to the municipality meeting certain conditions which have not yet been met.

Note 11 - Other general corporate income (expense), net:

                                                                                 Years ended December 31,
                                                                            2001          2002           2003
                                                                            ----          ----           ----
                                                                                      (In thousands)

Net foreign currency transaction gain (loss)                                 $  636        $ (865)        $ (667)
Interest income                                                                 574           381            188
Defined benefit plan curtailment gain                                           116             -              -
Defined benefit plan settlement gain                                            -             677              -
Loss on disposal of property and equipment                                     (126)       (1,193)          (166)
Other income (expense), net                                                    (191)           90            113
                                                                             ------        ------         ------

                                                                             $1,009        $ (910)        $ (532)
                                                                             ======        ======         ======

     In 2002, net losses on disposal of property and equipment included $1 million loss related to the retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan. The remainder of the charges for retooling are recorded as cost of goods sold and relate to the cost of moving and installing machinery and equipment as well as the disposal of obsolete inventory.

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

     Under the terms of various Intercorporate Service Agreements ("ISAs") with Contran, Valhi and NL Industries, Inc., a majority-owned subsidiary of Valhi, Contran, Valhi and NL have performed certain management, tax planning, financial and administrative services for the Company on a fee basis over the past three years. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Contran, Valhi or NL employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISAs are reviewed and approved by the applicable independent directors of the companies that are parties to the agreement. In addition, certain occupancy and related office services are provided based upon square footage occupied. Fees pursuant to these agreements aggregated $1,245,000 in 2001, $1,744,000 in 2002 and $2,138,000 in 2003.

     Tall Pines Insurance Company, Valmont Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi, and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines, Valmont and EWI were $889,000 in 2001, $1,094,000 in 2002 and $1,029,000 in 2003. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

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

     Concentration of credit risk. The Company's products are sold primarily in North America and Europe to original equipment manufacturers. The ten largest customers accounted for approximately 36%, 30% and 38% of sales in 2001, 2002 and 2003, respectively, with no single customer accounting for more than 10% of sales.

     Other.  Royalty expense was $672,000 in 2001, $708,000 in 2002 and $450,000 in 2003. Royalties relate principally to certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement that expired during 2003.

     Rent expense, principally for equipment, was $1,861,000 in 2001, $1,009,000 in 2002 and $792,000 in 2003. At December 31, 2003, future minimum rentals under noncancellable operating leases are approximately $851,000 in 2004, $632,000 in 2005, $417,000 in 2006, $172,000 in 2007 and none in 2008.

     Firm purchase commitments for capital projects in process at December 31, 2003 approximated $.6 million.

Note 14 - Quarterly results of operations (unaudited):

                                                                                Quarter ended
                                                             ---------------------------------------------------
                                                             March 31       June 30      Sept. 30        Dec. 31
                                                             --------       -------      --------        -------
                                                                   (In millions, except per share amounts)

2002:
  Net sales                                                    $48.6          $51.0        $48.8         $47.7
  Operating income (loss)                                        2.5            2.7          1.3           (.3)
  Net income (loss)                                              1.3             .8           .2          (1.8)

  Basic and diluted earnings (loss)
   per share                                                   $ .09          $ .05        $ .02         $(.12)

2003:
  Net sales                                                    $51.0          $49.7        $52.5         $54.3
  Operating income (loss)                                        1.8             .9          (.3)          1.7
  Net income (loss)                                               .6             .3          (.4)           .8

  Basic and diluted earnings (loss)
   per share                                                   $ .04          $ .02        $(.03)        $ .05


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

     o A $1.9 million pre-tax charge, recorded as cost of goods sold, related to various changes in estimates with respect to obsolete and slow-moving inventory, inventory overhead absorption rates and other items. Approximately $1.3 million of this charge related to the CompX Waterloo segment, with the remaining $.6 million relating to the CompX Security Products segment.

     The aggregate effect of these fourth quarter 2002 adjustments was a pre-tax charge of $3.5 million ($2.3 million, or $.15 per diluted share, net of income taxes).

     During the third quarter of 2003, the Company recorded a $3.5 million restructuring charge as an operating expense as discussed in Note 5. In the fourth quarter of 2003, the Company reduced the amount of the charge by approximately $225,000 to the same line item on the Statement of Operations, resulting in a net charge of $3.3 million in 2003.

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of CompX International Inc.:


     Our audits of the consolidated financial statements referred to in our report dated February 23, 2004, appearing on page F-2 of this 2003 Annual Report on Form 10-K of CompX International Inc., also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                 PricewaterhouseCoopers LLP


Dallas, Texas
February 23, 2004

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                    Additions
                                         Balance at charged to                        Balance
                                         beginning  costs and     Net      Currency   at end
           Description                    of year    expenses  deductions translation of year
       ------------------                ---------  ---------- ---------- ----------- -------


Year ended December 31, 2001:

  Allowance for doubtful accounts .......   $  487   $   636   $  (296)    $   14     $  841
                                            ======   =======   =======     ======     ======

  Amortization of goodwill ..............   $5,065   $ 2,304   $  --       $  (75)    $7,294
                                            ======   =======   =======     ======     ======

  Amortization of other intangible assets   $  785   $   229   $  --       $   (4)    $1,010
                                            ======   =======   =======     ======     ======

Year ended December 31, 2002:

  Allowance for doubtful accounts .......   $  841   $   458   $  (541)    $   54     $  812
                                            ======   =======   =======     ======     ======

  Amortization of goodwill ..............   $7,294   $  --     $  --       $  332     $7,626
                                            ======   =======   =======     ======     ======

  Amortization of other intangible assets   $1,010   $   240   $  --       $   (1)    $1,249
                                            ======   =======   =======     ======     ======

Year ended December 31, 2003:

  Allowance for doubtful accounts .......   $  812   $   257   $   (98)    $  104     $1,075
                                            ======   =======   =======     ======     ======

  Amortization of goodwill ..............   $7,626   $  --     $  --       $  407     $8,033
                                            ======   =======   =======     ======     ======

  Amortization of other intangible assets   $1,249   $   234   $  --       $   19     $1,502
                                            ======   =======   =======     ======     ======