Form 10-Q
period 2004-03-31
COMPX INTERNATIONAL INC
filed 2004-04-29
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2004            Commission file number 1-13905
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

Number of shares of common stock outstanding on April 15, 2004:
        Class A:   5,124,780
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2003
                  and March 31, 2004                                     3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2004              5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2003 and 2004              6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2004              7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2004                       8

                 Notes to Consolidated Financial Statements              9-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  13-17

  Item 4.        Controls and Procedures.                               17-18

Part II.         OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K.                       19

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                              December 31,           March 31,
                                                                                     2003                  2004
                                                                                 ------------           -----------

Current assets:
  Cash and cash equivalents                                                         $ 21,726             $ 12,365
  Accounts receivable, net                                                            25,737               27,387
  Income taxes receivable from affiliates                                                306                  256
  Refundable income taxes                                                              2,376                1,389
  Inventories                                                                         26,317               24,271
  Prepaid expenses and other                                                           1,840                1,955
  Deferred income taxes                                                                1,920                1,841
                                                                                    --------             --------

      Total current assets                                                            80,222               69,464
                                                                                    --------             --------

Other assets:
  Goodwill                                                                            43,325               42,934
  Other intangible assets                                                              1,945                1,883
  Deferred income taxes                                                                  351                   65
  Other                                                                                  422                  480
                                                                                    --------             --------

      Total other assets                                                              46,043               45,362
                                                                                    --------             --------

Property and equipment:
  Land                                                                                 4,746                4,796
  Buildings                                                                           28,605               28,492
  Equipment                                                                          121,142              120,174
  Construction in progress                                                               636                  637
                                                                                    --------             --------

                                                                                     155,129              154,099

  Less accumulated depreciation                                                       71,940               74,558
                                                                                    --------             --------

      Net property and equipment                                                      83,189               79,541
                                                                                    --------             --------

                                                                                    $209,454             $194,367
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                                             December 31,           March 31,
                                                                                     2003                  2004
                                                                                 ------------           ---------

Current liabilities:
  Accounts payable and accrued liabilities                                         $ 24,019             $ 21,388
  Current portion of long-term debt                                                       -                   37
  Deferred income taxes                                                                 505                  489
  Income taxes                                                                         -                      14
                                                                                   --------             --------

      Total current liabilities                                                      24,524               21,928
                                                                                   --------             --------

Noncurrent liabilities:
  Long-term debt                                                                     26,000               14,110
  Deferred income taxes                                                               4,550                3,828
  Other non-current liabilities                                                          21                   21
                                                                                   --------             --------

      Total noncurrent liabilities                                                   30,571               17,959
                                                                                   --------             --------

Stockholders' equity:
  Preferred stock                                                                         -                    -
  Class A common stock                                                                   62                   62
  Class B common stock                                                                  100                  100
  Additional paid-in capital                                                        119,437              119,437
  Retained earnings                                                                  43,433               44,993
  Accumulated other comprehensive income
   - currency translation                                                             2,642                1,203
  Treasury stock                                                                    (11,315)             (11,315)
                                                                                   --------             --------

      Total stockholders' equity                                                    154,359              154,480
                                                                                   --------             --------

                                                                                   $209,454             $194,367
                                                                                   ========             ========





Commitments and contingencies (Note 1)



          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2004

                      (In thousands, except per share data)


                                                                                     2003              2004
                                                                                     ----              ----

Net sales                                                                         $51,020           $53,130
Cost of goods sold                                                                 42,197            42,988
                                                                                  -------           -------

    Gross margin                                                                    8,823            10,142

Selling, general and administrative expense                                         6,994             7,413
                                                                                  -------           -------

    Operating income                                                                1,829             2,729

Other general corporate (income) expense, net                                         491              (217)
Interest expense                                                                      341               209
                                                                                  -------           -------

    Income before income taxes                                                        997             2,737

Provision for income taxes                                                            439             1,177
                                                                                  -------           -------

    Net income                                                                    $   558           $ 1,560
                                                                                  =======           =======


Basic and diluted earnings per common share                                       $   .04           $   .10
                                                                                  =======           =======

Cash dividends per share                                                          $ 0.125           $  -
                                                                                  =======           =======





Shares used in the calculation of basic and diluted earnings per share
                                                                                   15,116            15,125
                                                                                  =======           =======


          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                       2003              2004
                                                                                       ----              ----


Net income                                                                              $  558           $1,560

Other comprehensive income (loss) -
  currency translation adjustment, net of tax                                            3,709           (1,439)
                                                                                        ------           ------

      Comprehensive income                                                              $4,267           $  121
                                                                                        ======           ======















          See accompanying notes to consolidated financial statements.
                                     - 6 -

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)

                                                                                            2003             2004
                                                                                            ----             ----

Cash flows from operating activities:
  Net income                                                                               $   558          $  1,560
  Depreciation and amortization                                                              3,424             3,746
  Deferred income taxes                                                                       (357)             (562)
  Other, net                                                                                    56               102
  Change in assets and liabilities:
    Accounts receivable                                                                     (1,885)           (1,964)
    Inventories                                                                              1,409             1,782
    Accounts payable and accrued liabilities                                                (1,457)           (2,266)
    Accounts with affiliates                                                                  (252)               50
    Income taxes                                                                               607             1,038
    Other, net                                                                                (582)             (122)
                                                                                           -------          --------

      Net cash provided by operating activities                                              1,521             3,364
                                                                                           -------          --------

Cash flows from investing activities:
  Capital expenditures                                                                      (2,036)             (609)
  Other, net                                                                                    56                10
                                                                                           -------          --------

      Net cash used by investing activities                                                 (1,980)             (599)
                                                                                           -------          --------

Cash flows from financing activities:
  Indebtedness:
     Additions                                                                               1,000               252
     Principal payments                                                                         (6)          (12,064)
  Dividends                                                                                 (1,889)             -
  Other                                                                                       (417)              (28)
                                                                                           -------          --------

      Net cash used by financing activities                                                 (1,312)          (11,840)
                                                                                           -------          --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                                              (1,771)          (9,075)
  Currency translation                                                                          496             (286)
Cash and cash equivalents at beginning of period                                             12,407           21,726
                                                                                            -------         --------

Cash and cash equivalents at end of period                                                  $11,132         $ 12,365
                                                                                            =======         ========

Supplemental disclosures:
  Cash paid for:
    Interest                                                                                $   494          $   252
    Income taxes                                                                                175              521

          See accompanying notes to consolidated financial statements.
                                     - 7 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2004

                                 (In thousands)


                                                                                 Accumulated
                                                                                    other
                                                                                 comprehensive
                                    Common Stock        Additional               income (loss)-                          Total
                                   ---------------       paid-in      Retained      currency           Treasury       stockholders'
                                 Class A    Class B      capital      earnings     translation           stock           equity
                                 -------    -------     ---------     --------     -----------         ---------        --------

Balance at December 31, 2003       $62        $100       $119,437      $43,433       $  2,642           $(11,315)       $154,359

Net income                          -           -            -           1,560              -               -              1,560

Other comprehensive income, net     -           -            -            -            (1,439)              -             (1,439)
                                  ----        ----       --------      -------       --------           --------        --------

Balance at March 31, 2004          $62        $100       $119,437      $44,993       $  1,203           $(11,315)       $154,480
                                   ===        ====       ========      =======       ========           ========        ========





          See accompanying notes to consolidated financial statements.
                                     - 8 -

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2003 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. The impact of all outstanding stock options on diluted earnings per share was antidilutive.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 2003 Annual Report.

     At March 31, 2004, Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. owned an aggregate of 69% of the Company's outstanding common stock, and a wholly owned subsidiary of Titanium Metals Corporation, a less than majority affiliate of Valhi, owned an additional 8% of the Company's outstanding common stock. At March 31, 2004, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.

     Stock options. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 was not significant during the first three months of 2003 or 2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                                           Three months ended
                                                                                               March 31,
                                                                                           2003          2004
                                                                                           ----          ----
                                                                                             (In thousands)

Net income, as reported                                                                 $   558        $1,560
Deduct:  Total stock-based employee compensation expense
  related to stock options determined under fair value
  based method for all awards, net of related tax effects                                  (219)         (136)
                                                                                        -------        ------

Pro forma net income                                                                    $   339        $1,424
                                                                                        =======        ======

Earnings per share - basic and diluted:
  As reported                                                                           $   .04        $  .10
                                                                                        =======        ======

  Pro forma                                                                             $   .02        $  .09
                                                                                        =======        ======

Note 2 -       Business segment information:

                                                                                       Three months ended
                                                                                             March 31,

                                                                                     2003               2004
                                                                                     ----               ----
                                                                                         (In thousands)

Net sales:
  CompX Waterloo                                                                     $23,771             $24,732
  CompX Security Products                                                             18,429              18,764
  Thomas Regout                                                                        9,093               9,859
  Intersegment sales                                                                    (273)               (225)
                                                                                     -------             -------
    Total net sales                                                                  $51,020             $53,130
                                                                                     =======             =======

Operating income (loss):
  CompX Waterloo                                                                     $   452             $   348
  CompX Security Products                                                              2,231               2,349
  Thomas Regout                                                                         (854)                 32
                                                                                     -------             -------

    Total operating income                                                             1,829               2,729

Interest expense                                                                        (341)               (209)
Other general corporate income (expense), net                                           (491)                217
                                                                                     -------             -------

  Income before income taxes                                                         $   997             $ 2,737
                                                                                     =======             =======

Note 3 -       Inventories:

                                                                                  December 31,         March 31,
                                                                                      2003              2004
                                                                                  -----------          ----------
                                                                                         (In thousands)

Raw materials                                                                        $ 6,170             $ 6,144
Work in process                                                                       10,852              10,558
Finished products                                                                      9,166               7,426
Supplies                                                                                 129                 143
                                                                                     -------             -------

                                                                                     $26,317             $24,271
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                 December 31,         March 31,
                                                                                      2003              2004
                                                                                 -------------        -----------
                                                                                         (In thousands)

Accounts payable                                                                     $ 8,597             $ 8,751
Accrued liabilities:
  Employee benefits                                                                    7,660               6,397
  Insurance                                                                              374                 335
  Royalties                                                                              243                  92
  Restructuring                                                                        3,223               1,683
  Sales rebates                                                                          805                 687
  Deferred gain on sale/leaseback                                                        485                 234
  Other                                                                                2,632               3,209
                                                                                     -------             -------

                                                                                     $24,019             $21,388
                                                                                     =======             =======

     In 2003, the Company recorded a $3.3 million charge related to restructuring its Thomas Regout operations. The charge represents severance to be paid to approximately 100 terminated employees. In the first quarter of 2004, the Company paid $1.5 million in severance benefits. Substantially all of the remaining severance is expected to be paid during the second quarter of 2004.

Note 5 - Indebtedness:


                                                                                 December 31,         March 31,
                                                                                      2003               2004
                                                                                 ------------         ---------
                                                                                         (In thousands)

Revolving bank credit facility                                                       $26,000             $14,000
Capital lease obligations                                                                                    147
                                                                                      ------             -------
                                                                                      26,000              14,147
Less current portion                                                                       -                  37
                                                                                     -------          ----------

                                                                                     $26,000             $14,110
                                                                                     =======             =======

Note 6 - Other general corporate income (expense), net:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                         (In thousands)

Interest income                                                                       $  50               $  41
Currency exchange transactions, net                                                    (595)                143
Other, net                                                                               54                  33
                                                                                      -----               -----

                                                                                      $(491)              $ 217
                                                                                      =====               =====

Note 7 - Provision for income taxes:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                         (In thousands)

Expected tax expense                                                                 $  349              $  958
Non-U.S. tax rates                                                                      (67)                (31)
Incremental U.S. tax on earnings of foreign
 subsidiaries                                                                           217                 189
State income taxes                                                                       26                  27
Other, net                                                                              (86)                 34
                                                                                     ------              ------

                                                                                     $  439              $1,177
                                                                                     ======              ======

Note 8 -Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under GAAP. At December 31, 2003, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $4.2 million for Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. Such contracts matured through February 2004. The exchange rate was Cdn. $1.31 per U.S. dollar at December 31, 2003. At March 31, 2004, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $3.0 million for Canadian dollars at exchange rates of Cdn. $1.33 to Cdn. $1.34 per U.S. dollar. Such contracts matured through May 2004. The exchange rate was Cdn. $1.33 per U.S. dollar at March 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported net income of $1.6 million in the first quarter of 2004 compared to net income of $.6 million for the first quarter of 2003. Fluctuations in currency exchange rates as compared to the prior year positively impacted net sales by $2.5 million; however, the impact on net income was insignificant. The overall improvement in net income is primarily the result of the favorable impact of cost reduction initiatives undertaken in 2002 and 2003.

Results of Operations

                                                                      Three months ended
                                                                            March 31,
                                                                    -------------------------           %
                                                                    2003                2004          Change
                                                                    ----                ----          ------
                                                                        (In millions)

Net sales:
  CompX Waterloo                                                      $23,771         $24,732             +4%
  CompX Security Products                                              18,429          18,764             +2%
  Thomas Regout                                                         9,093           9,859             +8%
  Intersegment sales                                                     (273)           (225)           -18%
                                                                      -------         -------

    Total net sales                                                   $51,020         $53,130             +4%
                                                                      =======         =======

Operating income (loss):
  CompX Waterloo                                                      $   452         $   348            -23%
  CompX Security Products                                               2,231           2,349             +5%
  Thomas Regout                                                          (854)             32            n.m.
                                                                      -------         -------

    Total operating income                                            $ 1,829         $ 2,729            +49%
                                                                      =======         =======

n.m. = not meaningful

     Sales for the respective product lines in the first quarter of 2003 and 2004 are as follows:

                                                                      Three months ended
                                                                            March 31,
                                                                      -------------------               %
                                                                    2003             2004             Change
                                                                    ----             ----             ------
                                                                        (In thousands)

Precision ball-bearing slides                                         $23,169         $24,781              7%
Security products                                                      18,429          18,764              2%
Ergonomic computer support systems                                      6,788           6,562             -3%
Other products                                                          2,634           3,023             15%
                                                                      -------         -------
                                                                      $51,020         $53,130              4%
                                                                      =======         =======

     Currency. CompX has substantial operations and assets located outside the United States (in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the CompX Waterloo and Thomas Regout segments, and do not materially affect the CompX Security Products segment. During the first quarter of 2004, currency exchange rate fluctuations positively impacted the sales comparisons with 2003; however, the fluctuations did not have a significant impact on the Company's net income comparisons. Currency exchange rate fluctuations of the Canadian dollar positively impacted sales of the Waterloo segment by $1.1 million and currency exchange rate fluctuations of the euro positively impacted sales of the Thomas Regout segment by $1.4 million.

     Net sales. Net sales increased $2.1 million, or 4%, to $53.1 million in the first quarter of 2004 from $51.0 million in the first quarter of 2003 due primarily to the net effect of fluctuations in currency exchange rates (as discussed above), increased sales volumes at CompX Security Products, price increases on certain slide products and lower sales volumes of slide products at Thomas Regout.

     Cost of goods sold. The Company's cost of goods sold increased 2% in the first quarter of 2004 compared to 2003 while net sales increased 4% during the same period. The Company's gross margin percentage increased from 17% in the
2003 period to 19% in the 2004 period. This improvement resulted from the favorable impact of the cost reduction efforts undertaken in 2002 and 2003, including retooling of the Company's Byron Center, Michigan facility, consolidation of two Canadian facilities into one facility and restructuring of the Thomas Regout operations. Gross margin comparisons were also favorably impacted by price increases on certain products at CompX Waterloo, relative changes in product mix at CompX Security Products in the first quarter of 2004 as compared to the first quarter of 2003, and expenses of approximately $400,000 during the first quarter of 2003 associated with the consolidation of the two Canadian facilities.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 14% of net sales in 2003 and 2004.

     Operating income. Operating income in the first quarter of 2004 increased to $2.7 million compared to $1.8 million for the first quarter of 2003. As a percentage of net sales, operating income increased to 5% for the first quarter of 2004 from 4% for the first quarter of 2003 due to the improvement in gross margins discussed above.

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, currency exchange transaction gains and losses, and gains and losses on disposals of other assets. Net currency exchange transaction gains (losses) improved approximately $738,000 from the first quarter of 2003 to the first quarter of 2004 because the intra-quarter swings in currency exchange rates were less volatile in 2004.

     Interest expense. Interest expense declined in the first quarter of 2004 compared to the first quarter of 2003 due primarily to lower average levels of outstanding debt.

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

     Outlook. The Company expects that weak market conditions will continue in the office furniture market, the primary end-market for the Company's products, during 2004. Competitive pricing pressures are expected to continue to be a challenge as foreign manufacturing, particularly in China, gains market share. The Company has responded to the competitive pricing pressure in part by reducing production cost through product reengineering or improvement in manufacturing processes, moving production to lower-cost facilities and providing value-added customer support services that foreign manufacturers are generally unable to provide. However, in some cases the Company has determined to forgo unprofitable sales in response to the competitive pricing pressures. The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships with additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. The Company currently expects to realize annual cost savings of $3.5 million to $4 million as the result of the current Thomas Regout headcount reduction. However, the Company continues with its ongoing strategic analysis of the Thomas Regout operations, and additional actions could be taken in the future that could result in charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position the Company to more effectively concentrate on both new product and new market opportunities to improve Company profitability.

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

     At March 31, 2004, substantially all of the Company's indebtedness consisted of the $14 million outstanding under its revolving bank credit facility that matures in January 2006. Because the maturity date of the indebtedness isn't until 2006, the Company does not expect it will be required to use any of its cash flow from operating activities generated during 2004 to repay indebtedness, although it may choose to do so (as evidenced by the Company's repayment of a net $12 million under the revolving bank credit facility during the first quarter of 2004).

  Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $2.2 million in the first quarter of 2003 compared to a net use of cash of $1.5 million in the first quarter of 2004.

     Investing activities. Net cash used by investing activities totaled $2.0 million and $.6 million in the first quarter of 2003 and 2004, respectively.

     The capital expenditures for 2004 relate primarily to equipment additions designed to utilize new technologies thereby increasing automation and improving manufacturing efficiencies at the Company's facilities. Capital expenditures for 2004 are estimated at approximately $10 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at March 31, 2004 approximated $1.0 million.

     Financing activities. Net cash used by financing activities totaled $1.3 million and $11.8 million in the first quarter of 2003 and 2004, respectively. The Company paid a quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2003, but the Company suspended its regular quarterly dividend in the second quarter of 2003. During the first quarter of 2004, the Company repaid a net $12 million under its revolving bank credit facility.

     Provisions contained in the Company's revolving bank credit facility could result in the acceleration of such indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the credit agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the credit agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. Other than certain operating leases discussed in the 2003 Annual Report, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

     Management believes that cash generated from operations and borrowing availability under the Company's credit facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that the Company's actual operating results or other developments differ from the Company's expectations, CompX's liquidity could be adversely affected.

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

Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to the following:

     o    Future supply and demand for the Company's products,
     o Changes in costs of raw materials and other operating costs (such as energy costs),
     o    General global economic and political conditions,
     o    Demand for office furniture,
     o    Service industry employment levels,
     o    The possibility of labor disruptions,
     o The ability to implement headcount reductions in a cost effective manner within the constraints of non-U.S. governmental regulations, and the timing and amount of any cost savings,
     o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
     o    Substitute products,
     o    Customer and competitor strategies,
     o    The introduction of trade barriers,
     o    The impact of pricing and production decisions,
     o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
     o    Potential    difficulties   in   integrating   completed   or   future
          acquisitions,
     o    Uncertainties associated with new product development,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o The ability of the Company to renew or refinance its revolving bank credit facility,
     o    The ultimate outcome of income tax audits,
     o    The impact of current or future government regulations,
     o    Possible future litigation and
     o    Other risks and uncertainties.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                      31.1          Certification

                      31.2          Certification

                      32.1          Certification

                      32.2          Certification

                              The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. CompX will also furnish, without charge, a copy of its Code of Business Conduct and Ethics and its Audit Committee Charter, each as approved by the Board of Directors on February 24, 2004, upon request. Such requests should be directed to the attention of CompX's Corporate Secretary at CompX's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.


        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 2004.

               February 9, 2004 - Reported items 9 and 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   COMPX INTERNATIONAL INC.
                                   ------------------------
                                         (Registrant)





Date April 29, 2004               By /s/ Darryl R. Halbert
     -----------------               ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                      and Controller