Form 10-K/A
period 2003-12-31
COMPX INTERNATIONAL INC
filed 2004-06-25
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 - For the fiscal year ended December 31, 2003
                         Commission file number 1-13905

                            COMPX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            57-0981653
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                 75240 - 2697
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 448-1400

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2003 as set forth below and in the pages attached hereto:

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Item No.                   Exhibit Index

31.1      Certification

31.2      Certification

99.1 Annual Report of the CompX Contributory Retirement Plan (Form 11-K) for the year ended December 31, 2003.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPX INTERNATIONAL INC.
                                        (Registrant)



Dated:  June 25, 2004            By:      /s/Darryl R. Halbert
                                          -------------------------------------
                                          Darryl R. Halbert
                                          Vice President, Chief
                                          Financial Officer and
                                          Controller