Form 10-Q
period 2004-06-30
COMPX INTERNATIONAL INC
filed 2004-07-28
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2004            Commission file number 1-13905
                      -------------                                   -------




                            COMPX INTERNATIONAL INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     --------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ---    ---

Number of shares of common stock outstanding on July 15, 2004:
        Class A:   5,156,780
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2003
                  and June 30, 2004                                      3-4

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2003 and 2004                                  5

                 Consolidated Statements of Comprehensive Income -
                  Three and six months ended June 30, 2003 and 2004       6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2003 and 2004                 7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2004                          8

                 Notes to Consolidated Financial Statements              9-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  13-18

  Item 4.        Controls and Procedures.                               18-19

Part II.         OTHER INFORMATION

  Item 4.        Submission of Matters to a Vote of Security Holders      20

  Item 6.        Exhibits and Reports on Form 8-K.                        20

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                              December 31,           June 30,
                                                                                      2003                 2004
                                                                                  ------------           --------

Current assets:
  Cash and cash equivalents                                                         $ 21,726             $ 11,618
  Accounts receivable, net                                                            25,737               28,719
  Income taxes receivable from affiliates                                                306                    -
  Refundable income taxes                                                              2,376                   18
  Inventories                                                                         26,317               24,750
  Prepaid expenses and other                                                           1,840                1,076
  Deferred income taxes                                                                1,920                1,980
                                                                                    --------             --------

      Total current assets                                                            80,222               68,161
                                                                                    --------             --------

Other assets:
  Goodwill                                                                            43,325               42,957
  Other intangible assets                                                              1,945                1,822
  Deferred income taxes                                                                  351                  465
  Other                                                                                  422                  421
                                                                                    --------             --------

      Total other assets                                                              46,043               45,665
                                                                                    --------             --------

Property and equipment:
  Land                                                                                 4,746                4,574
  Buildings                                                                           28,605               26,339
  Equipment                                                                          121,142              121,308
  Construction in progress                                                               636                1,271
                                                                                    --------             --------

                                                                                     155,129              153,492

  Less accumulated depreciation                                                       71,940               78,553
                                                                                    --------             --------

      Net property and equipment                                                      83,189               74,939
                                                                                    --------             --------

                                                                                    $209,454             $188,765
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                                            December 31,            June 30,
                                                                                   2003                   2004
                                                                                ------------            ---------

Current liabilities:
  Accounts payable and accrued liabilities                                         $ 24,019             $ 23,150
  Current portion of long-term debt                                                       -                   37
  Income taxes payable to affiliates                                                      -                   90
  Deferred income taxes                                                                 505                  505
  Income taxes                                                                         -                     975
                                                                                   --------             --------

      Total current liabilities                                                      24,524               24,757
                                                                                   --------             --------

Noncurrent liabilities:
  Long-term debt                                                                     26,000                2,095
  Deferred income taxes                                                               4,550                4,204
  Other non-current liabilities                                                          21                   21
                                                                                   --------             --------

      Total noncurrent liabilities                                                   30,571                6,320
                                                                                   --------             --------

Stockholders' equity:
  Preferred stock                                                                         -                    -
  Class A common stock                                                                   62                   63
  Class B common stock                                                                  100                  100
  Additional paid-in capital                                                        119,437              119,845
  Retained earnings                                                                  43,433               48,271
  Accumulated other comprehensive income
   - currency translation                                                             2,642                  724
  Treasury stock                                                                    (11,315)             (11,315)
                                                                                   --------             --------

      Total stockholders' equity                                                    154,359              157,688
                                                                                   --------            ---------

                                                                                   $209,454             $188,765
                                                                                   ========             ========






Commitments and contingencies (Note 1)


          See accompanying notes to consolidated financial statements.
                                     - 4 -

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                   -----------------------       -----------------------
                                                                      2003           2004          2003            2004
                                                                   ---------        ------       -------          ------

Net sales                                                          $49,706         $56,741       $100,726      $109,871
Cost of goods sold                                                  41,800          43,544         83,997        86,532
                                                                   -------         -------       --------      --------

    Gross margin                                                     7,906          13,197         16,729        23,339

Selling, general and administrative expense                          7,038           7,593         14,031        15,006
                                                                   -------         -------       --------      --------

    Operating income                                                   868           5,604          2,698         8,333

Other general corporate (income) expense, net                           (3)           (293)           488          (510)
Interest expense                                                       322             147            663           356
                                                                   -------         -------        -------      --------

    Income before income taxes                                         549           5,750          1,547         8,487

Provision for income taxes                                             242           2,472            681         3,649
                                                                   -------         -------        -------      --------

    Net income                                                     $   307         $ 3,278        $   866      $  4,838
                                                                   =======         =======        =======      ========


Basic and diluted earnings per common share                        $   .02         $   .22        $   .06      $    .32
                                                                   =======         =======        =======      ========

Cash dividends per share                                           $  -            $  -           $  .125      $   -
                                                                   =======         =======        =======      ========




Shares used in the calculation of per share amounts:
Basic earnings per common share                                     15,120          15,134        15,118         15,130
Dilutive impact of outstanding stock options                          -                 20          -                10
                                                                   -------         -------       -------       --------

Diluted common shares                                               15,120          15,154        15,118         15,140
                                                                   =======         =======       =======       ========



          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                   ------------------------       ----------------------
                                                                      2003           2004           2003           2004
                                                                   ---------        -------       --------       -------

Net income                                                         $   307         $ 3,278         $   866       $ 4,838

Other comprehensive income (loss) -
 currency translation adjustment, net of tax                         4,798            (479)          8,507        (1,918)
                                                                   -------         --------        -------        ------

    Comprehensive income                                           $ 5,105         $ 2,799         $ 9,373       $ 2,920
                                                                   =======         =======         =======       =======





          See accompanying notes to consolidated financial statements.
                                     - 6 -

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)

                                                                                            2003             2004
                                                                                            ----             ----

Cash flows from operating activities:
  Net income                                                                               $   866          $  4,838
  Depreciation and amortization                                                              7,051             7,285
  Deferred income taxes                                                                       (829)             (682)
  Other, net                                                                                   228               218
  Change in assets and liabilities:
    Accounts receivable                                                                        (84)           (3,469)
    Inventories                                                                                 (9)            1,252
    Accounts payable and accrued liabilities                                                   195              (226)
    Accounts with affiliates                                                                  (230)              306
    Income taxes                                                                             1,000             3,397
    Other, net                                                                                 183               736
                                                                                           -------          --------

      Net cash provided by operating activities                                              8,371            13,655
                                                                                           -------          --------

Cash flows from investing activities:
  Capital expenditures                                                                      (4,222)           (1,806)
  Proceeds from sale of fixed assets                                                            64             2,119
                                                                                           -------          --------

      Net cash provided (used) by investing activities                                      (4,158)              313
                                                                                           -------          --------

Cash flows from financing activities:
  Indebtedness:
     Additions                                                                               1,000             2,252
     Principal payments                                                                     (2,006)          (26,078)
  Proceeds from issuance of common stock                                                         -               330
  Deferred financing costs paid                                                               (416)              (28)
  Dividends                                                                                 (1,889)             -
                                                                                           -------          ---------

      Net cash used by financing activities                                                 (3,311)          (23,524)
                                                                                           -------          --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                                                 902            (9,556)
  Currency translation                                                                          248              (552)
Cash and cash equivalents at beginning of period                                             12,407            21,726
                                                                                            -------          --------

Cash and cash equivalents at end of period                                                  $13,557          $ 11,618
                                                                                            =======          ========

Supplemental disclosures - cash paid for:
  Interest                                                                                  $   809          $    428
  Income taxes                                                                                1,258               477





          See accompanying notes to consolidated financial statements.
                                     - 7 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2004

                                 (In thousands)

                                                                                        Accumulated
                                                                                           other
                                                                                       comprehensive
                                          Common Stock        Additional               income (loss)-                   Total
                                    ---------------------      paid-in       Retained    currency        Treasury   stockholders'
                                    Class A       Class B      capital       earnings   translation        stock        equity
                                    -------       -------     ---------      --------   -----------      ---------   -----------

Balance at December 31, 2003          $62           $100       $119,437      $43,433      $  2,642       $(11,315)      $154,359

Net income                             -              -           -            4,838          -             -              4,838

Other comprehensive income, net        -              -           -             -           (1,918)         -             (1,918)

Issuance of common stock                1             -             408         -             -             -                409
                                      ---           ----       --------      -------      --------       --------       --------

Balance at June 30, 2004              $63           $100       $119,845      $48,271      $    724       $(11,315)      $157,688
                                      ===           ====       ========      =======      ========       ========       ========



          See accompanying notes to consolidated financial statements.
                                     - 8 -

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2003 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

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

     At June 30, 2004, Valhi, Inc. (NYSE: VHI) and Valhi's wholly-owned subsidiary Valcor, Inc. owned an aggregate of 68% of the Company's outstanding common stock, and a wholly owned subsidiary of Titanium Metals Corporation, a less than majority owned affiliate of Valhi, owned an additional 9% of the Company's outstanding common stock. At June 30, 2004, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and Valcor, may be deemed to control such companies and the Company.


     Stock options. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 was not significant during the interim periods of 2003 or 2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                     Three months ended               Six months ended
                                                                           June 30,                        June 30,
                                                                  ----------------------         -----------------------
                                                                    2003          2004             2003           2004
                                                                  -------        ------           ------         ------

Net income, as reported                                           $   307        $3,278           $  866         $4,838
Deduct:  Total stock-based employee
 compensation expense  related to stock
 options determined under fair value
 based method for all awards, net of related
 tax effects                                                         (219)         (136)            (437)          (272)
                                                                  -------        ------           ------         ------

Pro forma net income                                              $    88        $3,142           $  429         $4,566
                                                                  =======        ======           ======         ======

Earnings per share - basic and diluted:
  As reported                                                     $   .02        $  .22           $  .06         $  .32
                                                                  =======        ======           ======         ======

  Pro forma                                                       $   .01        $  .21           $  .03         $  .30
                                                                  =======        ======           ======         ======

Note 2 -       Business segment information:

                                                                      Three months ended               Six months ended
                                                                            June 30,                        June 30,
                                                                    ----------------------         -----------------------
                                                                       2003          2004             2003           2004
                                                                     -------        ------           ------         ------

Net sales:
  CompX Waterloo                                                      $22,926       $26,484        $ 46,697        $ 51,216
  CompX Security Products                                              18,835        19,685          37,264          38,449
  Thomas Regout                                                         8,221        10,738          17,314          20,597
  Intersegment sales                                                     (276)         (166)           (549)           (391)
                                                                      -------       -------        --------        --------
    Total net sales                                                   $49,706       $56,741        $100,726        $109,871
                                                                      =======       =======        ========        ========

Operating income (loss):
  CompX Waterloo                                                      $  (587)      $ 2,396         $  (127)        $ 2,744
  CompX Security Products                                               2,468         2,768           4,691           5,117
  Thomas Regout                                                        (1,013)          440          (1,866)            472
                                                                      -------       -------         -------         -------

    Total operating income                                                868         5,604           2,698           8,333

Interest expense                                                         (322)         (147)           (663)           (356)
Other general corporate income
(expense),  net                                                             3           293            (488)            510
                                                                      -------       -------         -------         -------

  Income before income taxes                                          $   549       $ 5,750         $ 1,547         $ 8,487
                                                                      =======       =======         =======         =======

Note 3 -       Inventories:

                                                                                  December 31,          June 30,
                                                                                      2003                2004
                                                                                 ------------           --------
                                                                                         (In thousands)

Raw materials                                                                        $ 6,170             $ 5,939
Work in process                                                                       10,852              10,331
Finished products                                                                      9,166               8,309
Supplies                                                                                 129                 171
                                                                                     -------             -------

                                                                                     $26,317             $24,750
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                   December 31,         June 30,
                                                                                      2003                2004
                                                                                   ------------         ---------
                                                                                         (In thousands)

Accounts payable                                                                     $ 8,597             $ 9,173
Accrued liabilities:
  Employee benefits                                                                    7,660               8,770
  Insurance                                                                              374                 403
  Royalties                                                                              243                  93
  Restructuring                                                                        3,223                 385
  Sales rebates                                                                          805                 722
  Deferred gain on sale/leaseback                                                        485                -
  Other                                                                                2,632               3,604
                                                                                     -------             -------

                                                                                     $24,019             $23,150
                                                                                     =======             =======

     In 2003, the Company recorded a $3.3 million charge related to restructuring its Thomas Regout operations. The charge represents severance to be paid to approximately 100 terminated employees. In the first six months of 2004, the Company paid $2.8 million in severance benefits. Substantially all of the remaining severance is expected to be paid during the third quarter of 2004.

Note 5 - Indebtedness:


                                                                                  December 31,         June 30,
                                                                                      2003               2004
                                                                                  -------------        ----------
                                                                                         (In thousands)

Revolving bank credit facility                                                       $26,000             $ 2,000
Capital lease obligations                                                                                    132
                                                                                      ------              ------
                                                                                      26,000               2,132
Less current portion                                                                       -                  37
                                                                                     -------              ------

                                                                                     $26,000             $ 2,095
                                                                                     =======             =======

Note 6 - Other general corporate income (expense), net:

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                      --------------------          --------------------=
                                                                      2003           2004           2003           2004
                                                                     ------          -----          ----           ----

Interest income                                                        $ 35          $  28           $  86          $  68
Currency transactions, net                                              (29)           172            (624)           315
Other, net                                                               (3)            93              50            127
                                                                       ----          -----           -----          -----

                                                                       $  3          $ 293           $(488)         $ 510
                                                                       ====          =====           =====          =====

Note 7 - Provision for income taxes:

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                      ---------------------         --------------------
                                                                      2003           2004            2003           2004
                                                                      ----           ------         ------          -----

Expected tax expense                                                  $ 192        $ 2,012           $ 541        $ 2,970
Non-U.S. tax rates                                                        -            (92)            (67)          (123)
Incremental U.S. tax on earnings of foreign
 subsidiaries                                                           119            415             336            604
State income taxes                                                       83            259             109            286
Other, net                                                             (152)          (122)           (238)           (88)
                                                                      -----         ------           -----         ------

                                                                      $ 242        $ 2,472           $ 681        $ 3,649
                                                                      =====        =======           =====        =======

Note 8 -Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under GAAP. At December 31, 2003, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $4.2 million for Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. Such contracts matured through February 2004. The exchange rate was Cdn. $1.31 per U.S. dollar at December 31, 2003. At June 30, 2004, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $2.9 million for Canadian dollars at exchange rates of Cdn. $1.35 to Cdn. $1.39 per U.S. dollar. Such contracts mature through August 2004. The exchange rate was Cdn. $1.35 per U.S. dollar at June 30, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported net income of $3.3 million in the second quarter of 2004 compared to net income of $307,000 for the second quarter of 2003. The Company reported net income of $4.8 million in the first six months of 2004 compared to net income of $866,000 for the first six months of 2003. The improvement in net income primarily resulted from the combination of improved precision slide product sales and the favorable effect of cost reduction initiatives undertaken in 2002 and 2003.

Results of Operations

                                               Three months ended                   Six months ended
                                                     June 30,                             June 30,
                                            -----------------------     %          --------------------         %
                                             2003             2004    Change       2003            2004       Change
                                             ----             ----    ------       ----            ----       ------
                                                       (In millions, except percentages)

Net sales:
  CompX Waterloo                             $22,926        $26,484     16%        $46,697      $ 51,216        10%
  CompX Security Products                     18,835         19,685      5%         37,264        38,449         3%
  Thomas Regout                                8,221         10,738     31%         17,314        20,597        19%
  Intersegment sales                            (276)          (166)   -40%           (549)         (391)      -29%
                                             -------        -------                -------      --------

    Total net sales                          $49,706        $56,741     14%       $100,726      $109,871         9%
                                             =======        =======               ========      ========

Operating income (loss):
  CompX Waterloo                             $  (587)       $ 2,396      n.m.      $  (127)     $  2,744         n.m.
  CompX Security Products                      2,468          2,768     12%          4,691         5,117         9%
  Thomas Regout                               (1,013)           440      n.m.       (1,866)          472         n.m.
                                             -------        -------                -------      --------

    Total operating income                   $   868        $ 5,604    546%        $ 2,698      $  8,333       209%
                                             =======        =======                =======      ========

n.m. = not meaningful

     Sales for the respective product lines for the interim periods of 2003 and 2004 are as follows:

                                               Three months ended                   Six months ended
                                                     June 30,                             June 30,
                                            -----------------------     %          --------------------         %
                                             2003             2004    Change       2003            2004       Change
                                             ----             ----    ------       ----            ----       ------
                                                       (In millions, except percentages)

Precision ball-bearing
 slides                                       $21,340     $27,270       28%       $44,509      $ 52,052       17%
Security products                              18,835      19,685        5%        37,264        38,449        3%
Ergonomic computer support
 systems                                        7,101       6,756       -5%        13,889        13,318       -4%
Other products                                  2,430       3,030       25%         5,064         6,052       20%
                                              -------     -------                 -------      --------

                                              $49,706     $56,741       14%      $100,726      $109,871        9%
                                              =======     =======                ========      ========

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

                                                               Three months ended           Six months ended
                                                                  June 30, 2004               June 30, 2004
                                                               ------------------           ---------------

Impact on net sales:
  CompX Waterloo                                                         $ 339                    $1,446
  CompX Security Products                                                    -                         -
  Thomas Regout                                                            608                     1,985
                                                                         -----                    ------

    Total impact on net sales                                            $ 947                    $3,431
                                                                         =====                    ======

Impact on operating income:
  CompX Waterloo                                                         $(117)                   $ (804)
  CompX Security Products                                                    -                         -
  Thomas Regout                                                             51                       110
                                                                         -----                    ------

    Total impact on operating income                                     $ (66)                   $ (694)
                                                                         =====                    ======

     Net sales. Net sales increased $7.0 million, or 14%, to $56.7 million in the second quarter of 2004 from $49.7 million in the second quarter of 2003. Net sales increased $9.1 million, or 9%, to $109.9 million for the first six months of 2004 from $100.7 million in the first six months of 2003. These increases are due primarily to the net effect of fluctuations in currency exchange rates (as discussed above), increased sales volumes of slide and security products, the effect of price increases for certain products at CompX Waterloo and Thomas Regout and slightly lower sales volumes of ergonomic products.

     Cost of goods sold. The Company's cost of goods sold increased 4% in the second quarter of 2004 compared to 2003 while net sales increased 14% during the same period. Cost of goods sold increased 3% in the first six months of 2004 compared to 2003, while net sales increased 9%. The Company's gross margin percentage increased from 16% in the second quarter of the 2003 period to 23% in the 2004 period and increased from 17% to 21% in the first six months of 2004 as compared to the first six months of 2003. This improvement resulted from the favorable impact of the cost reduction efforts undertaken in 2002 and 2003, including retooling of the Company's Byron Center, Michigan facility, consolidation of two Canadian facilities into one facility and restructuring of the Thomas Regout operations. Gross margin comparisons were also favorably impacted by price increases on certain products at CompX Waterloo, relative changes in product mix at CompX Security Products, and expenses of approximately $800,000 during the first six months of 2003 associated with the consolidation of the two Canadian facilities (approximately $400,000 in the second quarter of 2003). The Company has experienced an increase in the cost of raw material, principally steel which primarily impacted its precision slide products, during the first six-months of 2004. However, the impact on gross margin has been substantially mitigated through surcharges and price increases that have been passed on to customers.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 14% of net sales in the second quarter of 2003 and 13% in the second quarter of 2004. For the first six months of each year, selling, general, and administrative expense was 14% of net sales.

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, currency exchange transaction gains and losses, and gains and losses on disposals of other assets. Net currency exchange transaction gains (losses) improved approximately $201,000 from the second quarter of 2003 to the second quarter of 2004 and approximately $939,000 from the first six months of 2003 to the first six months of 2004 as the intra-quarter swings in currency exchange rates were less volatile in 2004.

     Interest expense. Interest expense declined in the interim periods of 2004 compared to 2003 due primarily to lower average levels of outstanding debt. The Company expects interest expense will continue to be lower during the second half of 2004 as compared to the second half of 2003 due to lower average levels of outstanding debt.

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

     Outlook. While demand has improved across most product segments certain customers are seeking lower cost Asian sources as alternatives to the Company's products. Although CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities, the recent increase in order rates may be moderated to a certain extent in the near term. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. The Company has responded to the competitive pricing pressure in part by reducing production cost through product reengineering or improvement in manufacturing processes, moving production to lower-cost facilities and providing value-added customer support services that foreign manufacturers are generally unable to provide. However, in some cases the Company has determined to forgo unprofitable future sales in response to the competitive pricing pressures.

     Additionally, the Company's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While the Company has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that the Company would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of the Company's customers to find less expensive products from foreign manufacturers. The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales particularly to the office furniture industry and to develop value-added customer relationships with an additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. The Company currently expects to realize annual cost savings of $3.5 million to $4 million as the result of the 2003 Thomas Regout headcount reduction. Although the Thomas Regout operating results are expected to improve, the Company is evaluating the strategic role of the Thomas Regout operations, including the possible sale of some or all of such operations, and additional actions could be taken in the future that could result in significant charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position the Company to expand more effectively on both new product and new market opportunities to improve Company profitability.

Liquidity and Capital Resources

Summary.

     The Company's primary source of liquidity on an ongoing basis is its cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, the Company will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures. From time-to-time, the Company may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business acquisitions.

     At June 30, 2004, substantially all of the Company's indebtedness consisted of the $2.0 million outstanding under its revolving bank credit facility that matures in January 2006. Because the maturity date of the indebtedness is not until 2006, the Company does not expect it will be required to use any of its cash flow from operating activities generated during 2004 to repay indebtedness, although it may choose to do so (as evidenced by the Company's repayment of a net $24.0 million under the revolving bank credit facility during the first six months of 2004).


     Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities provided cash of approximately $2.0 million in the first six months of 2004 compared to $1.1 million in the first six months of 2003.

     Investing activities. The capital expenditures for 2004 relate primarily to equipment additions designed to utilize new technologies thereby increasing automation and improving manufacturing efficiencies at the Company's facilities. Capital expenditures for 2004 are estimated at approximately $10 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at June 30, 2004 approximated $3.6 million.

     In June 2004, the Company received approximately $2.1 million from the sale of its surplus Trillium facility in Ontario, Canada, which approximated the net carrying value of such facility.

     Financing activities. The Company paid a quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2003, but the Company suspended its regular quarterly dividend in the second quarter of 2003. During the first six months of 2004, the Company repaid a net $24.0 million under its revolving bank credit facility.

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

     Management believes that cash generated from operations and borrowing availability under the Company's credit facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends (if declared). To the extent that the Company's actual operating results or other developments differ from the Company's expectations, CompX's liquidity could be adversely affected.

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

Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to the following:

     o    Future supply and demand for the Company's products,
     o Changes in costs of raw materials and other operating costs (such as energy and steel costs),
     o    General global economic and political conditions,
     o    Demand for office furniture,
     o    Service industry employment levels,
     o    The possibility of labor disruptions,
     o The ability to implement headcount reductions in a cost effective manner within the constraints of non-U.S. governmental regulations, and the timing and amount of any cost savings,
     o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
     o    Substitute products,
     o    Customer and competitor strategies,

     o    The introduction of trade barriers,
     o    The impact of pricing and production decisions,
     o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
     o    Potential    difficulties   in   integrating   completed   or   future
          acquisitions, o Decisions to sell operating assets other than in the ordinary course of business,
     o    Uncertainties associated with new product development,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o The ability of the Company to renew or refinance its revolving bank credit facility,
     o    The ultimate outcome of income tax audits,
     o    The impact of current or future government regulations,
     o    Possible future litigation and
     o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 4. Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of  Stockholders  on May 19, 2004. Paul
M. Bass, Jr., David A. Bowers, Keith R. Coogan, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 98% of the approximately 104.6 million votes eligible to be voted at the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               31.1 Certification

               31.2 Certification

               32.1 Certification

               32.2 Certification

                    The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. CompX will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, Corporate Governance Guidelines and Audit Committee Charter, each as approved by the Board of Directors, upon request. These documents are also available on CompX's website at www.compxnet.com. Requests for any of the above documents should be directed to the attention of CompX's Corporate Secretary at CompX's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2004.

               April 29, 2004 - Reported items 9 and 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  COMPX INTERNATIONAL INC.
                                       (Registrant)



Date July 27, 2004                By /s/ Darryl R. Halbert
     -----------------               ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                     and Controller