Form 10-Q
period 2004-09-30
COMPX INTERNATIONAL INC
filed 2004-10-27
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 2004        Commission file number 1-13905




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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Number of shares of common stock outstanding on October 22, 2004:
        Class A:   5,169,880
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2003
                  and September 30, 2004                                3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2003 and 2004                            5

                 Consolidated Statements of Comprehensive Income -
                  Three months and nine months ended
                  September 30, 2003 and 2004                            6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2004          7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2004                   8

                 Notes to Consolidated Financial Statements            9-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                 13-18

  Item 4.        Controls and Procedures.                              18-19

Part II.         OTHER INFORMATION


  Item 6.        Exhibits and Reports on Form 8-K.                      20

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                             December 31,        September 30,
                                                                                     2003                2004
                                                                                  ------------        -------------
 Current assets:
   Cash and cash equivalents                                                        $ 21,726             $ 16,071
   Accounts receivable, net                                                           25,737               28,181
   Income taxes receivable from affiliates                                               306                   65
   Refundable income taxes                                                             2,376                    -
   Inventories                                                                        26,317               26,594
   Prepaid expenses and other                                                          1,840                1,657
   Deferred income taxes                                                               1,920                1,598
                                                                                    --------             --------

       Total current assets                                                           80,222               74,166
                                                                                    --------             --------

 Other assets:
   Goodwill                                                                           43,325               43,022
   Other intangible assets                                                             1,945                1,762
   Deferred income taxes                                                                 351                  540
   Other                                                                                 422                  368
                                                                                    --------             --------

       Total other assets                                                             46,043               45,692
                                                                                    --------             --------

 Property and equipment:
   Land                                                                                4,746                4,563
   Buildings                                                                          28,605               26,359
   Equipment                                                                         121,142              121,462
   Construction in progress                                                              636                1,559
                                                                                    --------             --------

                                                                                     155,129              153,943

   Less accumulated depreciation                                                      71,940               80,499
                                                                                    --------             --------

       Net property and equipment                                                     83,189               73,444
                                                                                    --------             --------

                                                                                    $209,454             $193,302
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                          December 31,         September 30,
                                                                                   2003                  2004
                                                                               ------------         -------------

 Current liabilities:
   Accounts payable and accrued liabilities                                       $ 24,019              $ 23,668
   Current portion of long-term debt                                                     -                    38
   Deferred income taxes                                                               505                   758
   Income taxes                                                                       -                    2,151
                                                                                  --------              --------

       Total current liabilities                                                    24,524                26,615
                                                                                  --------              --------

 Noncurrent liabilities:
   Long-term debt                                                                   26,000                    91
   Deferred income taxes                                                             4,550                 3,393
   Other non-current liabilities                                                        21                    21
                                                                                  --------              --------

       Total noncurrent liabilities                                                 30,571                 3,505
                                                                                  --------              --------

 Stockholders' equity:
   Preferred stock                                                                       -                     -
   Class A common stock                                                                 62                    52
   Class B common stock                                                                100                   100
   Additional paid-in capital                                                      119,437               108,709
   Retained earnings                                                                43,433                52,160
   Accumulated other comprehensive income
    - currency translation                                                           2,642                 2,161
   Treasury stock                                                                  (11,315)                 -
                                                                                  --------              --------

       Total stockholders' equity                                                  154,359               163,182
                                                                                  --------              --------

                                                                                  $209,454              $193,302
                                                                                  ========              ========






Commitments and contingencies (Note 1)







          See accompanying notes to consolidated financial statements.
                                     - 4 -

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                   -----------------------       -----------------------
                                                                     2003            2004          2003           2004
                                                                   -------         -------       --------       --------

 Net sales                                                         $52,534         $55,987       $153,260       $165,858
 Cost of goods sold                                                 42,871          43,490        126,868        130,022
                                                                   -------         -------       --------       --------

     Gross margin                                                    9,663          12,497         26,392         35,836

 Selling, general and administrative expense                         6,452           6,505         20,483         21,511
 Restructuring expense                                               3,528            -             3,528           -
                                                                   -------         -------       --------       --------

     Operating income (loss)                                          (317)          5,992          2,381         14,325

 Other general corporate (income) expense, net                          84             175            572           (335)
 Interest expense                                                      300              86            963            442
                                                                   -------         -------       --------       --------

     Income (loss) before income taxes                                (701)          5,731            846         14,218

 Provision for income taxes (benefit)                                 (308)          1,842            373          5,491
                                                                   -------         -------       --------       --------

     Net income (loss)                                             $  (393)        $ 3,889       $    473       $  8,727
                                                                   =======         =======       ========       ========


 Basic and diluted earnings (loss) per common
  Share                                                            $  (.03)        $   .26       $    .03       $    .58
                                                                   =======         =======       ========       ========

 Cash dividends per share                                          $  -            $  -          $   .125       $   -
                                                                   =======         =======       ========       ========




 Shares used in the calculation of per share
  amounts:
 Basic earnings per common share                                    15,125          15,163         15,120         15,141
 Dilutive impact of outstanding stock options                         -                 24           -                15
                                                                   -------         -------       --------       --------

 Diluted common shares                                              15,125          15,187         15,120         15,156
                                                                   =======         =======       ========       ========






          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                 September 30,
                                                                   ----------------------          ---------------------
                                                                    2003            2004            2003           2004
                                                                   ------          ------          ------         ------

 Net income (loss)                                                 $(393)          $3,889          $  473         $8,727

 Other comprehensive income (loss) -
  currency translation adjustment, net of tax                        618            1,436           9,125           (481)
                                                                   -----           ------          ------         ------

     Comprehensive income                                          $ 225           $5,325          $9,598         $8,246
                                                                   =====           ======          ======         ======










          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)

                                                                                            2003              2004
                                                                                           -------          --------
 Cash flows from operating activities:
   Net income                                                                              $   473          $  8,727
   Depreciation and amortization                                                            10,577            10,621
   Deferred income taxes                                                                    (2,319)           (1,053)
   Other, net                                                                                  668               343
   Change in assets and liabilities:
     Accounts receivable                                                                    (1,467)           (2,486)
     Inventories                                                                             2,052              (249)
     Accounts payable and accrued liabilities                                                1,289              (192)
     Accounts with affiliates                                                                  582               241
     Income taxes                                                                            1,206             4,690
     Other, net                                                                              1,016               165
                                                                                           -------          --------

       Net cash provided by operating activities                                            14,077            20,807
                                                                                           -------          --------

 Cash flows from investing activities:
   Capital expenditures                                                                     (7,914)           (2,742)
   Proceeds from sale of fixed assets                                                            -             2,134
   Other, net                                                                                  695              -
                                                                                           -------          --------

       Net cash used by investing activities                                                (7,219)             (608)
                                                                                           -------          --------

 Cash flows from financing activities:
   Indebtedness:
      Additions                                                                              1,000             2,253
      Principal payments                                                                    (2,006)          (28,087)
      Deferred financing costs paid                                                           (416)              (28)
   Proceeds from issuance of common stock                                                        -               499
   Dividends                                                                                (1,889)             -
                                                                                           -------          --------

       Net cash used by financing activities                                                (3,311)          (25,363)
                                                                                           -------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                             3,547            (5,164)
   Currency translation                                                                      1,804              (491)
 Cash and cash equivalents at beginning of period                                           12,407            21,726

 Cash and cash equivalents at end of period                                                $17,758          $ 16,071
                                                                                           =======          ========

 Supplemental disclosures - cash paid for:
   Interest                                                                                $ 1,083          $    459
   Income taxes                                                                              1,903             1,501


          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2004

                                 (In thousands)

                                                                                      Accumulated
                                                                                         other
                                                                                     comprehensive
                                                         Additional                  income (loss)-                       Total
                                      Common Stock         paid-in       Retained       currency         Treasury     stockholders'
                                    Class A   Class B      capital       earnings      translation         stock         equity

Balance at December 31, 2003         $ 62       $100       $119,437      $43,433        $  2,642          $(11,315)     $154,359

Net income                             -          -            -           8,727             -                -            8,727

Other comprehensive income, net        -          -            -             -              (481)             -             (481)

Issuance of common stock                1         -             576          -               -                -              577

Retirement of treasury stock          (11)        -         (11,304)         -               -              11,315            -
                                     ----       ----       --------      -------        --------         ---------      --------

Balance at September 30, 2004        $ 52       $100       $108,709      $52,160        $  2,161         $   -          $163,182
                                     ====       ====       ========      =======        ========         =========      ========

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2004 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2003 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report"). Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. During the third quarter of 2004, the Company retired all of its shares of Class A common stock held by the Company as treasury shares.

     Commitments and contingencies are discussed in the 2003 Annual Report.

     At September 30, 2004, NL Industries, Inc. (NYSE: NL) owned an aggregate of 68% of the Company's outstanding common stock, and Titanium Metals Corporation ("TIMET") owned an additional 15% of the Company's outstanding common stock. Prior to September 2004, the shares of the Company's common stock held by NL were owned by Valhi, Inc. (NYSE: VHI) and a wholly-owned subsidiary of Valhi. Effective September 24, 2004, NL completed the acquisition of the shares of CompX common stock previously held by Valhi and its wholly-owned subsidiary. At September 30, 2004, (i) Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock, (ii) Valhi holds, directly or through a subsidiary, approximately 84% of NL's outstanding common stock and (iii) Valhi holds, directly or through subsidiaries, approximately 41% of TIMET's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and Vice Chairman of the Board of TIMET, may be deemed to control each of such companies and the Company.

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

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           ---------------------
                                                                     2003         2004             2003           2004
                                                                    ------       ------           ------         ------
                                                                          (In thousands, except per share amounts)
 Net income (loss), as reported                                     $ (393)      $3,889           $  473         $8,727
 Deduct:  Total stock-based employee
  compensation expense  related to stock
  options determined under fair value
  based method for all awards, net of related
  tax effects                                                         (219)        (135)            (656)          (407)
                                                                    ------       ------           ------         ------

 Pro forma net income                                               $ (612)      $3,754           $ (183)        $8,320
                                                                    ======       ======           ======         ======

 Earnings per share - basic and diluted:
   As reported                                                      $ (.03)      $  .26           $  .03         $  .58
                                                                    ======       ======           ======         ======

   Pro forma                                                        $ (.04)      $  .25           $ (.01)        $  .55
                                                                    ======       ======           ======         ======

Note 2 -       Business segment information:

                                                                       Three months ended              Nine months ended
                                                                         September 30,                   September 30,
                                                                      ---------------------        ------------------------
                                                                        2003         2004             2003           2004
                                                                      -------       ------          --------       --------
                                                                                          (In thousands)
 Net sales:
   CompX Waterloo                                                     $25,303       $27,115         $ 72,001       $ 78,331
   CompX Security Products                                             18,790        19,105           56,054         57,554
   Thomas Regout                                                        8,943         9,908           26,256         30,505
   Intersegment sales                                                    (502)         (141)          (1,051)          (532)
                                                                      -------       -------         --------       --------
     Total net sales                                                  $52,534       $55,987         $153,260       $165,858
                                                                      =======       =======         ========       ========

 Operating income (loss):
   CompX Waterloo                                                     $   337       $ 2,467          $   211       $  5,211
   CompX Security Products                                              2,859         2,540            7,550          7,657
   Thomas Regout                                                       (3,513)          985           (5,380)         1,457
                                                                      -------       -------         --------       --------

     Total operating income                                              (317)        5,992            2,381         14,325

 Interest expense                                                        (300)          (86)            (963)          (442)
 Other general corporate income
 (expense),  net                                                          (84)         (175)            (572)           335
                                                                      -------       -------         --------       --------

   Income before income taxes                                         $  (701)      $ 5,731          $   846       $ 14,218
                                                                      =======       =======         ========       ========

Note 3 -       Inventories:

                                                                                   December 31,        September 30,
                                                                                       2003                 2004
                                                                                   ------------        -------------
                                                                                          (In thousands)

 Raw materials                                                                       $ 6,170             $ 7,180
 Work in process                                                                      10,852              10,757
 Finished products                                                                     9,166               8,578
 Supplies                                                                                129                  79
                                                                                     -------             -------

                                                                                     $26,317             $26,594
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                   December 31,       September 30,
                                                                                       2003               2004
                                                                                   ------------       -------------
                                                                                          (In thousands)

 Accounts payable                                                                    $ 8,597             $ 9,827
 Accrued liabilities:
   Employee benefits                                                                   7,831               9,350
   Insurance                                                                             374                 325
   Royalties                                                                             243                  88
   Restructuring                                                                       3,223                   -
   Sales rebates                                                                         805                 939
   Deferred gain on sale/leaseback                                                       485                   -
   Other                                                                               2,461               3,139
                                                                                     -------             -------

                                                                                     $24,019             $23,668
                                                                                     =======             =======

     In 2003, the Company recorded a $3.3 million charge related to restructuring its Thomas Regout operations. The charge represents severance to be paid to approximately 100 terminated employees. As of September 30, 2004, all severance benefits had been paid by the Company.

Note 5 - Indebtedness:


                                                                                 December 31,       September 30,
                                                                                      2003               2004
                                                                                 ------------       -------------
                                                                                          (In thousands)

 Revolving bank credit facility                                                      $26,000                $  -
 Capital lease obligations                                                              -                    129
                                                                                     -------                ----
                                                                                      26,000                 129
 Less current portion                                                                   -                     38
                                                                                     -------                ----

                                                                                     $26,000                $ 91
                                                                                     =======                ====

Note 6 - Other general corporate income (expense), net:

                                                                       Three months ended             Nine months ended
                                                                         September 30,                  September 30,
                                                                       -------------------           --------------------
                                                                        2003         2004             2003           2004
                                                                       ------       ------           ------          ----
                                                                                       (In thousands)

 Interest income                                                       $ 40          $  15           $ 126           $ 83
 Currency transactions, net                                             (67)          (118)           (691)           198
 Other, net                                                             (57)           (72)             (7)            54
                                                                       ----          -----           -----           ----

                                                                       $(84)         $(175)          $(572)          $335
                                                                       ====          =====           =====           ====

Note 7 - Provision for income taxes:

                                                                       Three months ended              Nine months ended
                                                                         September 30,                   September 30,
                                                                      --------------------           ---------------------
                                                                       2003          2004             2003           2004
                                                                      ------        ------           ------         ------
                                                                                       (In thousands)

 Expected tax expense                                                 $(245)        $2,006           $   296       $4,976
 Non-U.S. tax rates                                                     (18)          (133)              (85)        (256)
 Incremental U.S. tax on earnings of foreign
  subsidiaries                                                          (46)           332               290          936
 State income taxes                                                     (85)             -                24          286
 Other, net                                                              86           (363)             (152)        (451)
                                                                      -----         ------           -------       ------

                                                                      $(308)        $1,842           $   373       $5,491
                                                                      =====         ======           =======       ======

Note 8 -Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under GAAP. At December 31, 2003, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $4.2 million for Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. Such contracts matured through February 2004. The exchange rate was Cdn. $1.31 per U.S. dollar at December 31, 2003. At September 30, 2004, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $3.1 million for Canadian dollars at exchange rates of Cdn. $1.29 to Cdn. $1.31 per U.S. dollar. Such contracts mature through November 2004. The exchange rate was Cdn. $1.28 per U.S. dollar at September 30, 2004. The financial impact of the outstanding currency forward contracts was not significant at September 30, 2004 and December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported net income of $3.9 million in the third quarter of 2004 compared to a net loss of $393,000 for the third quarter of 2003. The Company reported net income of $8.7 million in the first nine months of 2004 compared to net income of $473,000 for the first nine months of 2003. The improvement in net income primarily resulted from the combination of improved precision slide product sales and the favorable effect of cost reduction initiatives undertaken in 2002 and 2003. In addition, the Company recognized a $3.5 million restructuring charge related to Thomas Regout in the third quarter of 2003.

Results of Operations

                                              Three months ended                     Nine months ended
                                                 September 30,                         September 30,
                                            ----------------------      %         ----------------------      %
                                              2003           2004      Change       2003          2004       Change
                                            -------         ------     ------     -------        -------     ------
                                                       (In thousands, except percentages)
 Net sales:
   CompX Waterloo                            $25,303        $27,115      7%        $ 72,001      $ 78,331        9%
   CompX Security Products                    18,790         19,105      2%          56,054        57,554        3%
   Thomas Regout                               8,943          9,908     11%          26,256        30,505       16%
   Intersegment sales                           (502)          (141)     n.m.        (1,051)         (532)       n.m.
                                             -------        -------                --------      --------

     Total net sales                         $52,534        $55,987      7%        $153,260      $165,858        8%
                                             =======        =======                ========      ========

 Operating income (loss):
   CompX Waterloo                            $   337        $ 2,467      n.m.      $    211      $  5,211        n.m.
   CompX Security Products                     2,859          2,540    -11%           7,550         7,657        1%
   Thomas Regout                              (3,513)           985      n.m.        (5,380)        1,457        n.m.
                                             -------        -------                --------      --------

     Total operating income                  $  (317)       $ 5,992      n.m.      $  2,381      $ 14,325        n.m.
                                             =======        =======                ========      ========

n.m. = not meaningful

     Sales for the respective product lines for the interim periods of 2003 and 2004 are as follows:

                                              Three months ended                    Nine months ended
                                                September 30,                         September 30,
                                             --------------------        %        ---------------------     %
                                               2003        2004       Change        2003         2004       Change
                                             -------     --------     ------      -------      --------     ------
                                                      (In thousands, except percentages)

 Precision ball-bearing
  slides                                      $24,282     $26,885       11%       $ 68,791     $ 78,936       15%
 Security products                             18,790      19,105        2%         56,054       57,554        3%
 Ergonomic computer support
  systems                                       6,667       7,204        8%         20,556       20,522        *
 Other products                                 2,795       2,793        *           7,859        8,846       13%
                                              -------     -------                 --------     --------

                                              $52,534     $55,987        7%       $153,260     $165,858        8%
                                              =======     =======                 ========     ========

* within +1%

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

                                                               Three months ended           Nine months ended
                                                               September 30, 2003           September 30, 2003
                                                               ------------------           ------------------
                                                                    vs. 2004                     vs. 2004
                                                               ------------------           ------------------
                                                                                (In thousands)

 Impact on net sales:
   CompX Waterloo                                                       $  352                   $ 1,798
   CompX Security Products                                                   -                       -
   Thomas Regout                                                           729                     2,714
                                                                        ------                   -------

     Total impact on net sales                                          $1,081                   $ 4,512
                                                                        ======                   =======
 Impact on operating income:
   CompX Waterloo                                                       $ (219)                  $(1,024)
   CompX Security Products                                                   -                         -
   Thomas Regout                                                            65                       175
                                                                        ------                   -------

     Total impact on operating income                                   $ (154)                  $  (849)
                                                                        ======                   =======

     Net sales. Net sales increased $3.5 million, or 7%, to $56.0 million in the third quarter of 2004 from $52.5 million in the third quarter of 2003. Net sales increased $12.6 million, or 8%, to $165.9 million for the first nine months of 2004 from $153.3 million in the first nine months of 2003. These increases are due primarily to the net effect of fluctuations in currency exchange rates (as discussed above), increased sales volumes of slide and security products, and the effect of price increases for certain products at CompX Waterloo and Thomas Regout.

     Cost of goods sold. The Company's cost of goods sold increased 1% in the third quarter of 2004 compared to 2003 while net sales increased 7% during the same period. Cost of goods sold increased 2% in the first nine months of 2004 compared to 2003, while net sales increased 8%. The Company's gross margin percentage increased from 18% in the third quarter of the 2003 period to 22% in the 2004 period and increased from 17% to 22% in the first nine months of 2004 as compared to the first nine months of 2003. This improvement resulted from the favorable impact of the cost reduction efforts undertaken in 2002 and 2003, including retooling of the Company's Byron Center, Michigan facility, consolidation of two Canadian facilities into one facility and restructuring of the Thomas Regout operations. Gross margin comparisons were also favorably impacted by price increases on certain products at CompX Waterloo, relative changes in product mix at CompX Security Products, and expenses of approximately $900,000 during the first nine months of 2003 associated with the consolidation of the two Canadian facilities (approximately $100,000 in the third quarter of 2003). The Company has experienced an increase in the cost of raw materials, principally steel, which primarily impacted its precision slide products, during the first nine-months of 2004. However, the impact on gross margin has been substantially mitigated through surcharges and price increases that have been passed on to customers.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 12% of net sales in the third quarter of 2003 and 2004. For the first nine months of each year, selling, general, and administrative expense was 13% of net sales.

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, currency exchange transaction gains and losses, and gains and losses on disposals of other assets. Net currency exchange transaction gains (losses) improved approximately $889,000 from the first nine months of 2003 to the first nine months of 2004 primarily as a result of less volatility in currency exchange rates in 2004.

     Interest expense. Interest expense declined in the interim periods of 2004 compared to 2003 due primarily to lower average levels of outstanding debt. The Company expects interest expense will continue to be lower during the fourth quarter of 2004 as compared to the fourth quarter of 2003 due to lower average levels of outstanding debt.

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

     Outlook. While demand has improved across most product segments, certain customers are seeking lower cost Asian sources as alternatives to the Company's products. Although CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities, the recent increase in order rates may be moderated to a certain extent in the near term. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. The Company's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities including our own Asian based manufacturing facilities. The Company also has emphasized and focused on opportunities where it can provide value-added customer support services that foreign manufacturers are generally unable to provide. The combination of the Company's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of competitive pricing pressures.

     Additionally, the Company's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While the Company has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that the Company would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of the Company's customers to find less expensive products from foreign manufacturers. The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales particularly to the office furniture industry and to develop value-added customer relationships with an additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. Although the Thomas Regout operating results have improved and are expected to continue to improve, the Company is evaluating the strategic role of the Thomas Regout operations, including the possible sale of some or all of such operations, and additional actions could be taken in the future that could result in significant charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position the Company to expand more effectively on both new product and new market opportunities to improve Company profitability.

Liquidity and Capital Resources

Summary.

     The Company's primary source of liquidity on an ongoing basis is its cash flow from operating activities, which is generally used to (i) fund capital expenditures (ii) repay short-term or long-term indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, the Company will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures. From time-to-time, the Company may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business acquisitions.

Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities provided cash of approximately $2.2 million in the first nine months of 2004 compared to $4.7 million in the first nine months of 2003.

     Investing activities. The capital expenditures for 2004 relate primarily to equipment additions designed to utilize new technologies thereby increasing automation and improving manufacturing efficiencies at the Company's facilities. Capital expenditures for 2004 are estimated at approximately $7 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at September 30, 2004 approximated $3.5 million.

     In June 2004, the Company received approximately $2.1 million from the sale of its surplus Trillium facility in Ontario, Canada, which approximated the net carrying value of such facility.

     Financing activities. The Company paid a quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2003, but the Company suspended its regular quarterly dividend in the second quarter of 2003. During the first nine months of 2004, the Company repaid a net $26.0 million under its revolving bank credit facility. The Company has resumed the quarterly dividend of $1.9 million, or $.125 per share for the fourth quarter of 2004.

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

o The implementation of the requirements adopted by the Securities and Exchange Commission in response to the Sarbanes-Oxley Act of 2002 relating to the evaluation of the Company's internal control structure could result in required improvements to our internal control structure that could be costly to implement, divert attention of management and finance staff and may cause operating expenses to increase,
o    The introduction of trade barriers,
o    The impact of pricing and production decisions,
o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the euro, Canadian dollar and New Taiwan dollar),
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o The ability of the Company to renew or refinance its revolving bank credit facility,
o    The ultimate outcome of income tax audits,
o    The impact of current or future government regulations,
o    Possible future litigation and
o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 4. Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended September 30, 2004.

          July 28, 2004 - Reported items 9 and 12.

          September 16, 2004 - Reported 7.01 and 9.01.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  COMPX INTERNATIONAL INC.
                                        (Registrant)





Date October 26, 2004             By /s/ Darryl R. Halbert
                                     ---------------------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                     and Controller