Form 10-K
period 2004-12-31
COMPX INTERNATIONAL INC
filed 2005-03-30
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2004

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

The aggregate market value of the 3.4 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2004 approximated $51.0 million.

As of January 31, 2005, 5,178,880 shares of Class A common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

     CompX International Inc. (NYSE: CIX) is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. The Company's products are principally designed for use in medium to high-end product applications, where design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of precision ball bearing slides, security products consisting of cabinet locks and other locking mechanisms and ergonomic computer support systems. In 2004, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 43%, 42% and 15% of net sales related to continuing operations, respectively.

     On January 24, 2005 the registrant completed the disposition of all of the net assets of its Thomas Regout precision slide and window furnishing operations, conducted at its facility in the Netherlands, to members of Thomas Regout management for proceeds of approximately $22.6 million. At December 31, 2004, the assets and liabilities of Thomas Regout are classified as "held for sale" and the results of operations for the 2004 and prior periods are classified as results from "discontinued operations". See Note 10 to the Consolidated Financial Statements.

     At December 31, 2004, CompX is 83% owned by CompX Group, Inc., a majority owned subsidiary of NL Industries, Inc. (NYSE: NL). NL owns 82.4% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) ("TIMET") owns the remaining 17.6% of CompX Group. At December 31, 2004, (i) TIMET owns an additional 2% of CompX directly, (ii) Valhi, Inc. (NYSE: VHI) holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 41% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and Vice Chairman of the Board of TIMET, may be deemed to control each of such companies and the Company.

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

     The Company maintains a website on the internet with the address of www.compxnet.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004 and copies of the Company's Quarterly Reports on Form 10-Q for 2004 and 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC") at such website. Additional information regarding the Company, including the Company's Audit Committee Charter, the Company's Code of Business Conduct and Ethics and the Company's Corporate Governance Guidelines, may also be found at this website.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in materials filed with the Company's other filings with the SEC. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the following:

     o    Future supply and demand for the Company's products,
     o Changes in costs of raw materials and other operating costs (such as energy costs),
     o    General global economic and political conditions,
     o    Demand for office furniture,
     o    Service industry employment levels,
     o    The possibility of labor disruptions,
     o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
     o    Substitute products,
     o    Customer and competitor strategies,
     o    Costs  and   expenses   associated   with   compliance   with  certain
          requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of the Company's internal control over financial reporting,
     o    The introduction of trade barriers,
     o    The impact of pricing and production decisions,
     o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
     o    Potential    difficulties   in   integrating   completed   or   future
          acquisitions,
     o Decisions to sell operating assets other than in the ordinary course of business,
     o    Uncertainties associated with new product development,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o The ability of the Company to renew or refinance its revolving bank credit facility,
     o    The ultimate outcome of income tax audits,
     o    The impact of current or future government regulations,

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

Industry Overview

     Historically, approximately three-fourths of the Company's products were sold to the office furniture manufacturing industry. As a result of strategic acquisitions in the security products industry in 1998 and 2000 and in the precision ball bearing slide industry in 1999, the Company has expanded its product offering and reduced its percentage of sales to the office furniture market. Currently, approximately 55% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, recreational transportation, computers and related equipment, banking equipment, refrigerators, tool boxes and other non-office furniture applications. In 2004, the office furniture industry began to recover from a multi-year contraction marked by consistently negative growth rates. Consequently, CompX's historical sales growth has been negatively affected. See Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, CompX's management believes that its emphasis on new product development, sales of its products used in non-office furniture markets result in the potential for higher rates of growth and diversification of risk than the office furniture industry as a whole.

Products

     CompX manufactures and sells components in three major product lines: precision ball bearing slides, security products and ergonomic computer support systems.

     Sales for the respective product lines in 2002, 2003 and 2004 are as follows:

                                                                          Years ended December 31
                                                              2002                 2003                 2004
                                                              ----                 ----                 ----
                                                                              ($ in thousands)

Precision ball bearing slides                               $ 63,417             $ 69,709            $ 78,522
Security products                                             73,358               76,155              75,872
Ergonomic computer support systems                            29,896               28,102              28,237
                                                         -----------          -----------         -----------

                                                            $166,671             $173,966            $182,631
                                                            ========             ========            ========

     The Company's precision ball bearing slides are sold under the CompX Waterloo, Waterloo Furniture Components and Dynaslide brand names; the Company's security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, STOCK LOCKS, KeSet and TuBar brand names; and the ergonomic computer support systems are sold under the CompX ErgonomX brand name. The Company believes that its brand names are well recognized in the industry.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, refrigerators and other applications. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Butterfly Take Apart System, which is designed to easily disengage drawers from cabinets. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities, ease of movement and durability.

     Security products. The Company believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX provides security products to various industries including institutional furniture, banking, industrial equipment, recreational vehicles, vending and computer. The Company's products can also be found in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented high security TuBar locking system.

     The Company manufactures disc tumbler locking mechanisms at all of its security products facilities, which mechanisms provide moderate security and generally represent the lowest cost lock to produce. CompX also manufactures pin tumbler locking mechanisms, including its KeSet, ACE II and TuBar brand locks, which mechanisms are more costly to produce and are used in applications requiring higher levels of security. CompX Security Products' innovative eLock electronic lock provides stand alone security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, or keypad credentials. A substantial portion of the Company's sales consist of products with specialized adaptations to individual manufacturers' specifications. CompX, however, also has a standardized product line suitable for many customers. This standardized product line is offered through a North American distribution network through the Company's STOCK LOCKS distribution program as well as to factory centers and to large OEMs.

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

     A significant portion of the Company's sales are made through distributors. The Company has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on the Company's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and, to some extent, precision ball bearing slides. The Company also operates a small tractor/trailer fleet associated with its Canadian facilities to provide an industry-unique service response to major customers for those Canadian manufactured products.

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2002, 2003 and 2004, sales to the Company's ten largest customers accounted for approximately 38%, 44% and 43% of sales, respectively. In 2002 and 2003, sales to the Company's largest customer were less than 10% of the Company's total sales. In 2004, one customer accounted for 11% of sales. In each of 2002, 2003 and 2004, eight of the Company's top ten customers were located in the United States.

Manufacturing and Operations

     At December 31, 2004, CompX operated seven manufacturing facilities related to its continuing operations: five in North America (two in Illinois and one in each of Canada, South Carolina and Michigan) and two in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. The Company owns all of these facilities except for one of the Taiwan facilities, which is leased. See also Item 2 - "Properties." CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

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

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices, provided that the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases such as rapidly increasing worldwide steel prices in 2002 through 2004. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     The Company competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. The Company's security products compete with a variety of relatively small domestic and foreign competitors. The Company competes in the ergonomic computer support systems market primarily on the basis of product quality, features and price with one major producer and a number of smaller domestic unique manufacturers, and primarily on the basis of price with a number of foreign manufacturers. Although the Company believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced product has intensified in the current economic market and there can be no assurance that the Company will be able to continue to successfully compete in all existing markets in the future.

Patents and Trademarks

     The Company holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. The Company's patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from4 to 19 years at December 31, 2004. CompX's major trademarks and brand names, including CompX, CompX Security Products, CompX Waterloo, CompX ErgonomX, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

International Operations

     The Company has substantial operations and assets located outside the United States, principally slide and ergonomic product operations in Canada and slide product operations in Taiwan. The majority of the Company's 2004 non-U.S. sales are to customers located in Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations. The Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

Environmental Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of and exposure to hazardous and non-hazardous substances, materials and wastes

("Environmental Laws"). The Company's operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. The Company believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted the Company to date, and the Company has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future laws and regulations will not require the Company to incur significant additional expenditures or that such additional costs would not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or liquidity.

Employees

     As of December 31, 2004, the Company employed approximately 1,450 employees, including 800 in the United States, 470 in Canada and 180 in Taiwan. Approximately 76% of the Company's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the life of the contract. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. The collective bargaining agreement expires in January 2006. The Company believes that its labor relations are satisfactory.

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

                                                                             Size
                              Business                                      (square
      Facility Name            Segment              Location                 feet)              Products Produced

Owned Facilities:

   Waterloo                      PS/ERG    Kitchener, Ontario               276,000           Slides/ergonomic
                                                                                              Products

   Byron Center                    PS      Byron Center, MI                 143,000           Slides

   National                        SP      Mauldin, SC                      198,000           Security products

   Fort                            SP      River Grove, IL                  100,000           Security products

   Timberline                      SP      Lake Bluff, IL                    16,000           Security products

   Dynaslide                       PS      Taipei, Taiwan                    48,000           Slides

Leased Facilities:

  Thomas Regout                    *       Maastricht,
                                            the Netherlands                 270,000           Slides

  Dynaslide                        PS      Taipei, Taiwan                    25,000           Slides

  Dynaslide                        PS      Taipei, Taiwan                    11,000           Product distribution/
                                                                                               Warehouse

  Distribution Center              SP      Rancho Cucamonga, CA              12,000           Product distribution

PS - Precision Slides business segment
SP - Security Products business segment
ERG - Ergonomics business segment
* - Discontinued operation

The Waterloo, Byron Center, National and Fort facilities are ISO-9001 registered. The Dynaslide-owned facility is ISO-9002 registered. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes.

The business operated at the Thomas Regout facility was disposed of, including the leased facility, on January 24, 2005 and is classified as "discontinued operations" at December 31, 2004.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of January 31, 2005, there were approximately 18 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for CompX Class A common stock for 2003 and 2004 and dividends paid per share during such periods. On January 31, 2005, the closing price per share of CompX Class A common stock was $16.95.

                                                                                                      Dividends
                                                                      High             Low              paid
                                                                      ----             ---           ----------
 Year ended December 31, 2003

   First Quarter                                                     $ 8.38          $ 5.93               $.125
   Second Quarter                                                      6.39            4.95                  -
   Third Quarter                                                       6.90            5.11                  -
   Fourth Quarter                                                      7.10            5.80                  -

 Year ended December 31, 2004

   First Quarter                                                    $ 13.90          $ 6.35                  -
   Second Quarter                                                     16.95           13.00                  -
   Third Quarter                                                      17.60           13.97                  -
   Fourth Quarter                                                     16.82           14.90               $.125

     The Company suspended its regular quarterly dividend during the second quarter of 2003 and reinstated its regular quarterly dividend during the fourth quarter of 2004. However, the declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's operations are comprised of a 52 or 53-week fiscal year. Each of the years 2000 through 2003 consisted of a 52-week year. 2004 was a 53-week year. 2005 will be a 52-week year.

                                                                       Years ended December 31,
                                                               --------------------------------
                                                      2000         2001         2002          2003          2004
                                                      ----         ----         ----          ----          ----
                                                                ($ in millions, except per share data)
 Income Statement Data

 Net sales                                           $217.6       $179.7       $166.7       $174.0        $182.6

 Operating income                                    $ 33.5       $ 12.6       $  6.1       $  9.5        $ 15.7

 Provision for income taxes                          $ 12.5       $  6.4       $  3.0       $  3.4        $  7.8

 Income from continuing operations                   $ 21.0       $  8.8       $  0.9       $  5.8        $  9.5
 Discontinued operations                                1.1         (1.7)        (0.3)        (4.5)        (12.5)
                                                     -------      ------       ------       ------        ------

   Net income (loss)                                 $ 22.1       $  7.1       $   .6       $  1.3        $ (3.0)
                                                     ======       ======       ======       ======        ======

 Basic and
  diluted earnings (loss) per share
         Continuing operations                       $ 1.30       $  .58       $  .06       $  .38        $  .63
         Discontinued operations                        .07         (.11)        (.02)        (.30)         (.83)
                                                     ------       ------       ------       ------        ------

                                                     $ 1.37       $  .47       $  .04       $  .08        $ (.20)
                                                     ======       ======       ======       ======        ======

 Cash dividends per share                            $  .50       $  .50       $  .50       $ .125        $ .125
 Weighted average common shares
  Outstanding                                          16.1         15.1         15.1         15.1          15.2

 Balance Sheet Data
  (at year end):

   Cash and other current assets                     $ 83.0       $ 94.9       $ 71.3       $ 80.2        $ 77.7
   Total assets                                       223.7        222.9        200.1        210.7         185.7
   Current liabilities                                 28.9         24.5         22.2         24.5          25.4
   Long-term debt, including
    current maturities                                 40.6         49.1         31.0         26.0           0.1
   Stockholders' equity                               151.0        143.0        142.0        154.4         155.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     The Company reported income from continuing operations of $9.5 million, or $.63 per diluted share, in 2004 compared to income of $5.8 million, or $.38 per diluted share, in 2003 and $1.0 million, or $.06 per diluted share, in 2002. As more fully described below, the Company's diluted earnings per share from continuing operations increased from 2003 to 2004 due primarily to the net effects of (i) higher sales in 2004, (ii) improved margins in 2004 through cost reduction efforts, (iii) lower interest expense in 2004 and (iv) a higher effective income tax rate in 2004. The Company's diluted earnings per share from continuing operations increased from 2002 to 2003 due primarily to the net effects of (i) higher sales in 2003, (ii) improved margins in 2003 through cost reduction efforts, (iii) lower interest expense in 2003 and (iv) a higher effective income tax rate in 2002.

     Fluctuations in foreign currency exchange rates did not significantly affect the Company's results in 2004 as compared to 2003. Fluctuations in currency exchange rates in 2003 as compared to 2002 positively impacted sales by $3.3 million but negatively impacted cost of goods sold by $5.6 million and operating profit by $3.0 million. The impact on net sales is primarily due to the weakening U.S. dollar in relation to the Canadian dollar. The impact on operating income is primarily from the Company's Canadian operations, where the majority of net sales are denominated in U.S. dollars while the majority of expenses are denominated in Canadian dollars.

     Cash provided by operating activities improved to $30.2 million in 2004 from $24.4 million in 2003. Improvement in income from continuing operations was a significant contributor to the improvement in cash flow.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates, as noted above, used in the preparation of its consolidated financial statements and are applicable to all of the Company's operating segments:

     o Allowance for uncollectible accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the current financial condition of the customers, the age of outstanding balances and the current economic environment when assessing the adequacy of the allowances. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required.
     o Inventory reserves. The Company provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. The Company also considers the age and the quantity of inventory on hand in estimating the reserve. If actual market conditions are less favorable than those projected by management, increased inventory reserves may be required.
     o Net book value of long-lived assets. The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever it determines that recovery of the long-lived asset is not probable. The determination is made in accordance with applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

               Under applicable GAAP (SFAS no. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. Based on the Company's latest annual impairment review of goodwill of the reporting units during the third quarter of 2004, no goodwill impairments were deemed to exist. Based on this review, the estimated fair value of the Security Products reporting units exceeded the net carrying value by 124%, CompX Waterloo by 395%, and Thomas Regout by 61%. See Notes 1 and 4 to the Consolidated Financial Statements. The estimated fair values of these three reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating such cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that such operations will achieve the future cash flows reflected in its projections. In December 2004, the Company's Thomas Regout operations met the criteria under GAAP to be classified as "held for sale" and thus was required to be measured at the lower of its carrying amount or estimated fair value less cost to sell. At such time, the Company recognized a $14.4 million impairment of the goodwill related to such operations, as the carrying amount of the net assets exceed the estimated fair value less cost to sell of the operations. See Note 10 to the Consolidated Financial Statements.

               Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2004, no impairment indicators were present with respect to the Company's property and equipment.
     o Deferred income tax assets. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. It is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized. This would result in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate is made.

Results of Operations

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company currently has three operating segments - Security Products, Precision Slide and Ergonomics. The Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The Precision Slide segment, with facilities in Canada, Michigan and Taiwan, manufactures and distributes a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. The Ergonomics segment manufactures and distributes ergonomic computer support systems for office furniture from a facility in Canada that it shares with the Precision Slide segment. Previously, the Company has aggregated the Precision Slide and Ergonomics operating segments into a single reportable segment, CompX Waterloo, because of the integrated facility used by the two businesses and the similar economic characteristics, customer types, production processes, and distribution methods. During the fourth quarter of 2004, the Company began to measure the ergonomics business as a separate operating unit and develop appropriate allocations relating to certain shared expenses in order to disaggregate the 2004 operating results. Prior to 2004, disaggregated information is not available due to the impracticality of allocating certain historical expenses that are shared between the two segments. Therefore, aggregated segment amounts are reported for Precision Slides/ Ergonomics in current and previous periods as well as the disaggregated information for 2004.

Net sales and operating income


                                                                 Years ended December 31, 2004
                                                                         (In millions)

                                                        Net           Operating              Operating
                                                       sales            income             income margin
                                                     -------          ----------           -------------
 Precision Slides                                    $ 78.5             $ 1.4                    2%
 Security Products                                     75.9               9.3                   12%
 Ergonomics                                            28.2               5.0                   18%
                                                     ------             -----

     Total                                           $182.6             $15.7                    9%
                                                     ======             =====

                                             Years ended December 31,                      % Change
                                           --------------------------              -------------------------
                                          2002         2003        2004        2002 - 2003         2003 - 2004
                                          ----         ----        ----        -----------         -----------
                                                  (In millions)

 Net sales:
   Precision Slides/                    $ 93.3       $ 97.8      $106.7            5%                    9%
         Ergonomics
   Security Products                      73.4         76.2        75.9            4%                   (<1%)
                                        ------       ------      ------

     Total net sales                    $166.7       $174.0      $182.6            4%                    5%
                                        ======       ======      ======

 Operating income (loss):
   Precision Slides/                    $ (1.6)      $   -       $  6.4           n.m.                 n.m.
         Ergonomics
   Security Products                       7.7          9.5         9.3           23%                  (2%)
                                        ------       ------      ------
     Total operating
      income                            $  6.1       $  9.5      $ 15.7           55%                   65%
                                        ======       ======      ======

 Operating income (loss)
  margin:
   Precision Slides/                      (2%)           0%           6%
         Ergonomics
   Security Products                      10%           12%          12%
   Total operating income
    margin                                 4%            5%           9%

n.m. - not meaningful

     Year ended December 31, 2004 compared to year ended December 31, 2003

     Currency. CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the Precision Slides and Ergonomics segments, and do not materially affect the Security Products segment. During 2004, currency exchange rate fluctuations positively impacted the Company's sales comparisons with 2003, and negatively impacted the Company's operating income comparisons for the same periods.

     Net sales were positively impacted while operating income was negatively impacted by currency exchange rates in the following amounts by segment as compared to the currency exchange rates in effect during 2003:

                                                         Precision        Security
                                                           Slides         Products        Ergonomics         Total
                                                        ----------        ---------       ----------         ------
Impact on net sales                                       $ 1,992            $  -             $479          $ 2,471
Impact on operating income                                   (230)              -             (624)            (854)

     Net Sales. Net sales increased $8.6 million, or 5%, in 2004 compared to 2003 principally due to increases in product prices for precision slides and ergonomic products, which were primarily a pass through of steel cost increases to customers. Additionally, currency exchange rates favorably impacted sales within the precision slides and ergonomic product segments.

     Net sales of slide products in 2004 increased 13% as compared to 2003, while 2004 net sales of security products decreased less than 1% and net sales of ergonomic products increased 1% as compared to the same period. The percentage changes in slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Costs of Goods Sold. The Company's cost of goods sold was flat in 2004 compared to 2003, although net sales increased during the same period. The resulting improvement in gross margin was due to the full year impact of cost improvement initiatives completed during 2003 partially offset by the negative impact of the aforementioned changes in currency exchange rates and increases in the cost of steel, the primary raw material for the Company's products.

     Selling, General and Administrative Expense. Selling, general and administrative expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales. As a percentage of net sales, selling, general and administrative expense increased slightly from 12% of net sales in 2003 to 13% in 2004. A significant portion of the increase was due to costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     Operating Income. Operating income for 2004 increased $6.2 million, or 65% compared to 2003 and operating margins increased to 9% in 2004 compared to 5% for 2003. Continued reductions in manufacturing, fixed overhead and other overhead costs were partially offset by the effects of the changes in currency exchange rates and increases in certain raw material costs (primarily steel).

     Year ended December 31, 2003 compared to year ended December 31, 2002

     Currency. During 2003, currency exchange rate fluctuations of the Canadian dollar positively impacted the Company's sales comparisons with 2002 (principally with respect to slide products), and negatively impacted the Company's operating income comparisons.

     Net sales were positively impacted while operating income was negatively impacted by currency exchange rates in the following amounts as compared to 2002:

                                                       Precision
                                                        Slides/             Security
                                                       Ergonomics           Products          Total
                                                       ----------           --------        -------

Impact on net sales                                       $ 3,275             $  -          $ 3,275
Impact on operating income                                 (3,057)               -           (3,057)

     Net Sales. Net sales increased $7.3 million, or 4%, in 2003 compared to 2002 principally due to the strengthening of the Canadian dollar in relation to the U.S. dollar, combined with a strong fourth quarter for Security Products. In addition to the favorable impact of changes in foreign currency exchange rates, net sales increased in 2003 as compared to 2002 due to higher sales volumes of security products, and precision slide products in North America partially offset by lower sales volumes of ergonomic products.

     Net sales of slide products in 2003 increased 10% as compared to 2002, while net sales of security products increased 4% and net sales of ergonomic products decreased 6% during the same period. The percentage changes in slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Costs of Goods Sold. The Company's cost of goods sold increased 4% in 2003 compared to 2002, which was a lower rate of increase than the increase in net sales during the same period. Cost of goods sold as a percent of net sales was lower than 2002 as cost improvement initiatives, such as improving facility efficiency, were partially offset by expenses to consolidate the two Kitchener, Ontario plants into a single facility during 2003, the negative impact of the aforementioned changes in currency exchange rates and increases in the cost of steel, the primary raw material for the Company's products.

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales. As a percentage of net sales, selling, general and administrative expense declined slightly from 14% of net sales in 2002 to 12% in 2003.

     2002 Charges. The Company recorded a pre-tax charge in the fourth quarter of 2002 of $1.6 million, the majority of which was non-cash in nature. The fourth quarter 2002 charge relates to a retooling of the Company's precision slide manufacturing facility in Byron Center, Michigan and includes a $1.0 million loss on disposal of equipment, reflected in other general corporate income (expense), net in the consolidated statements of income. The remainder of the charge is reflected in cost of goods sold. An additional fourth quarter pre-tax charge of approximately $1.9 million was recorded to cost of goods sold to adjust for various changes in estimates with respect to obsolete and slow-moving inventory, inventory overhead absorption rates and other items. Approximately $1.3 million of this charge related to the CompX Precision Slides/Ergonomics segment with the remaining $.6 million relating to the CompX Security Products segment.

     Operating Income. Operating income for 2003 increased $3.4 million, or 55% compared to 2002 and operating margins improved to 5% in 2003 compared to 4% for 2002. Continued reductions in manufacturing, fixed overhead and other overhead costs combined with the impact of the fourth quarter 2002 charge partially offset the effects of the changes in currency exchange rates, changes in product mix, and increases in certain raw material costs (primarily steel).

         General

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel and plastic resins. Raw material costs represent approximately 46% of the Company's total cost of sales. During 2002, 2003 and 2004, worldwide steel prices increased significantly. The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. The Company enters into such arrangements for zinc, coiled steel and plastic resins and anticipates further significant changes in the cost of these materials, primarily coiled steel, from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins may be affected by such raw material cost pressures.

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

     Interest expense

     Interest expense declined $.8 million in 2004 compared to 2003 and declined $.6 million in 2003 compared to 2002 due primarily to lower average levels of borrowing on CompX's revolving bank credit facility, partially offset by higher interest rates. Interest expense in 2005 is expected to be lower compared to 2004 due to the reduction in the outstanding indebtedness.

     Provision for income taxes

     The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate. Net loss in 2004 was negatively impacted by an increase in the effective income tax rate primarily as a result of an increased proportion of foreign-sourced dividend income taxed at a higher effective tax rate.

     The Company expects to generate a $4.2 million tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon the completion of the sale of the Thomas Regout operations. However, the Company has determined that realization of such benefits does not currently meet the more-likely-than not recognition criteria and therefore, the deferred tax asset has been fully offset by a deferred income tax asset valuation allowance at December 31, 2004. The deferred income tax benefit and the offsetting valuation allowance are both reflected as a component of discontinued operations. See Note 8 to the Consolidated Financial Statements.

     Discontinued operations

     See Note 10 to the Consolidated Financial Statements.

     Related party transactions

     CompX is a party to certain transactions with related parties. See Note 12 to the Consolidated Financial Statements.

     Accounting principles not yet adopted

     See Note 14 to the Consolidated Financial Statements.

     Outlook

     While demand has stabilized across most product segments, certain customers are seeking lower cost Asian sources as alternatives to the Company's products. CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. The Company's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including our own Asian based manufacturing facilities. The Company also has emphasized and focused on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. The combination of the Company's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of competitive pricing pressures.

     Additionally, the Company's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While the Company has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that the Company would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of the Company's customers to find less expensive products from foreign manufacturers. The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. These actions, along with other activities to eliminate excess capacity, are designed to position the Company to expand more effectively on both new product and new market opportunities to improve Company profitability.

Liquidity and Capital Resources

Summary.

     The Company's primary source of liquidity on an ongoing basis is its cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, the Company will incur indebtedness, primarily for short-term working capital needs, or to fund capital expenditures or business combinations. In addition, from time-to-time, the Company may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

     At December 31, 2004, the Company had no amounts outstanding under its credit agreement, which expires in January 2006.

     Cash provided by operating activities improved to $30.2 million in 2004 from $24.4 million in 2003. The improvement in cash provided by operating activities is primarily attributable to the improvement in operating results.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2002, 2003 and 2004 have generally been similar to the trend in the Company's earnings. Depreciation and amortization expense decreased in 2004 compared to 2003 due to lower capital expenditures during 2003 and 2004 as the Company reduced is production capacity, but increased in 2003 compared to 2002 due to an increase in the amount of assets put into service during 2001 and 2002 relating to specific customer volumes combined with the impact of changes in currency exchange rates. See Notes 1 and 4.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. In 2002, the declines in accounts receivable and accounts payable are the result of the lower sales volumes, but the inventory decrease is relatively more significant as the Company began to realize some of the benefit of its lean manufacturing initiatives. For 2003, the increase in sales volumes resulted in higher accounts receivable and accounts payable balances while the Company continued to actively reduce inventory levels. In 2004, the lower accounts receivable was the result of higher than normal payments received during December due to focused collection efforts, the decrease in accrued liabilities was the result of payments relating to the 2003 Thomas Regout restructuring accrual and the positive cash flow from income taxes relating to the timing of refunds received during 2004 and an increase in accrued income taxes resulting from the improvement in taxable income.

     Investing activities. Net cash used by investing activities totaled $12.7 million, $8.2 million, and $3.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. Capital expenditures in the past three years emphasized manufacturing equipment which utilize new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. Capital expenditures in 2002 through 2004 relate primarily to general equipment upgrades, modernization, and capacity increases relating to specific customer volumes. In June 2004, the Company received approximately $2.1 million from the sale of its surplus Trillium facility in Ontario, Canada, which approximated the net carrying value of the facility.

     Capital expenditures for 2005 are estimated at approximately $15.3 million, the majority of which relates to projects that emphasize improved production efficiency including replacement of equipment that is being retired. Firm purchase commitments for capital projects in process at December 31, 2004 approximated $3.3 million.

     Financing activities. Net cash used by financing activities totaled $25.5 million, $7.3 million, and $27.1 million in 2002, 2003 and 2004, respectively. Total cash dividends paid in 2002 was $7.6 million ($.50 per share) and in each of 2003 and 2004 were $1.9 million ($.125 per share). The Company suspended its regular quarterly dividend in the second quarter of 2003 and reinstated the regular quarterly dividend in the fourth quarter of 2004. The Company repaid a net $18.0 million, $5.0 million and $26.0 million under its revolving bank credit facility during 2002, 2003 and 2004, respectively.

     The Company's $47.5 million secured revolving bank credit facility is collateralized by substantially all of the Company's United States assets and at least 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Revolving Bank Credit Agreement could result in the acceleration of the indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business, which provision was waived in conjunction with the Company's sale of its Thomas Regout operations. See Note 6 to the Consolidated Financial Statements. Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

     On January 24, 2005, CompX completed the disposition of all of the net assets of its Thomas Regout precision slide and window furnishing operations, conducted at its facility in the Netherlands, to members of Thomas Regout management for net proceeds of approximately $22.6 million. The proceeds consisted of cash (net of costs to sell) of approximately $18.4 million and a subordinated note for approximately $4.2 million. The subordinated note requires annual payments over a period of four years. Historically, the Thomas Regout European operations have not contributed significantly to net cash flows from operations. See Note 10 to the Consolidated Financial Statements.

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

     Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, the Company is obligated to make future payments under certain debt and lease agreements, and is a party to other commitments. The following table summarizes these obligations as of December 31, 2004.

                                                                            Payments due by period
                                                                       ---------------------------
                                                                            Less than       1 - 3         4 - 5
                                                                 Total        1 year        years         years
                                                                                 (In thousands)

 Long-term debt                                                $  -          $  -           $ -           $ -
 Capital lease obligations and other                              -             -             -             -
 Operating leases                                                1,214           613         601            -
 Purchase obligations                                           12,572        12,572          -             -
 Income taxes                                                    2,687         2,687          -             -
 Fixed asset acquisitions                                        3,301         3,301          -             -
                                                               -------       -------        ----          ---

 Total contractual cash obligations                            $19,774       $19,173        $601          $ -
                                                               =======       =======        ====          ===


     The  purchase   obligations   consist  of  all  open  purchase  orders  and
contractual obligations, primarily commitments to purchase raw materials. Fixed asset acquisitions include firm purchase commitments for capital projects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 2003 and 2004. See Note 1 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

     At December 31, 2004, the Company had no amounts outstanding under its secured Revolving Bank Credit Agreement. At December 31, 2003, substantially all of the Company's outstanding indebtedness was variable rate borrowings. Such borrowings at December 31, 2003 related principally to $26 million in borrowings under the Company's secured Revolving Bank Credit Agreement. The outstanding balances at December 31, 2003 (which approximate fair value) had a weighted-average interest rate of 3.2%. The credit facility expires in January 2006 and any amounts outstanding would be due at that time. The remaining indebtedness outstanding at December 31, 2003 and 2004 is not material.

     Foreign  currency  exchange  rates.  The  Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products outside the United States (principally Canada and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

     As already mentioned certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2004 CompX held a series of short-term forward exchange contracts maturing through March 2005 to exchange an aggregate of $7.2 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 to Cdn. 1.23 per U.S. dollar. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income. At December 31, 2003 CompX had entered into a series of short-term forward exchange contracts maturing through February 2004 to exchange an aggregate of $4.2 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. 1.33 per U.S. dollar. At December 31, 2003, the actual exchange rate was Cdn. $1.31 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2003 and 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

As permitted by regulations of the SEC, the Company's system of internal controls over financial reporting excludes internal controls over financial reporting related to the Company's financial statement schedules required by

Article 12 of Regulation S-X. See the index of financial statements and schedules on page F-1 of this Annual Report. There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

     The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of the Company's public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the year ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

     Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company's independent auditors will also be required to annually attest to the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2004, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with
Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources, that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2006 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2006, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with
Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2006 or whether it will be able to conclude that the Company's internal control over financial reporting is effective as of December 31, 2006.

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

 (b) Reports on Form 8-K

     Reports  on Form 8-K for the quarter ended December 31, 2004:
           October 27, 2004 - Reported items 7.01 and 9.01
           November 9, 2004 - Reported items 2.02, 7.01 and 9.01
           December 29, 2004 - Reported items 2.05, 2.06, 7.01 and 9.01.

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

    10.1 Share Purchase Agreement with Subordinated Loan schedule between the Registrant and Anchor Holding B.V. dated January 24, 2005. All related schedules and annexes will be provided to the SEC upon request.

    10.2 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

  Item No.     Exhibit Item
  --------     ------------

    10.6 Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004.

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

    10.9 Second Amendment to Credit Agreement between Registrant, Wachovia Bank, and National Association, as Agent and various lending institutions dated January 7, 2005.

    10.10 Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals
               Corp., and Valhi, Inc. dated October 30, 2003 - incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                  COMPX INTERNATIONAL INC.

                                  By: /s/ David A. Bowers
                                      ----------------------------------------
                                      David A. Bowers
                                      Vice Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Signature                                     Title                        Date
                  ---------                                     -----                        ----

/s/ Glenn R. Simmons                           Chairman of the Board                   March 30, 2005
-----------------------------
Glenn R. Simmons


/s/ David A. Bowers                            Vice Chairman of the                    March 30, 2005
-----------------------------                  Board, President and
David A. Bowers                                Chief Executive Officer
                                               (Principal Executive Officer)

/s/ Darryl R. Halbert                          Vice President,                         March 30, 2005
-----------------------------                  Chief Financial Officer
Darryl R. Halbert                              and Controller
                                               (Principal Financial and
                                               Accounting Officer)

/s/ Paul M. Bass, Jr.                          Director                                 March 30, 2005
-----------------------------
Paul M. Bass, Jr.

/s/ Keith R. Coogan                            Director                                 March 30, 2005
-----------------------------
Keith R. Coogan

/s/ Edward J. Hardin                           Director                                 March 30, 2005
-----------------------------
Edward J. Hardin

/s/ Ann Manix                                  Director                                 March 30, 2005
--------------------------------------
Ann Manix

/s/ Steven L. Watson                           Director                                 March 30, 2005
-----------------------------
Steven L. Watson

                          Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedule


Financial Statements                                                     Page

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets - December 31, 2003 and 2004                F-3

  Consolidated Statements of Operations -
   Years ended December 31, 2002, 2003 and 2004                           F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2002, 2003 and 2004                           F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002, 2003 and 2004                           F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2002, 2003 and 2004                           F-9

  Notes to Consolidated Financial Statements                             F-10



Financial Statement Schedule

  Report of Independent Registered Public Accounting Firm                S-1

  Schedule II - Valuation and Qualifying Accounts                        S-2



      Schedules I, III and IV are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of CompX International Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the consolidated financial position of CompX International Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                    PricewaterhouseCoopers LLP



Dallas, Texas
March 30, 2005

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                        (In thousands, except share data)


               ASSETS                                                                    2003            2004
                                                                                         ----            ----

 Current assets:
   Cash and cash equivalents                                                             $  19,632       $ 16,803
   Accounts receivable, less allowance for
    doubtful accounts of $313 and $394                                                      21,435         19,212
   Income taxes receivable from affiliates                                                     306            635
   Refundable income taxes                                                                   2,376             57
   Inventories                                                                              20,970         20,782
   Prepaid expenses and other current assets                                                   863            790
   Deferred income taxes                                                                     1,920          1,447
   Assets held for sale                                                                     12,720         17,957
                                                                                          --------       --------

       Total current assets                                                                 80,222         77,683
                                                                                          --------       --------

 Other assets:
   Goodwill                                                                                 28,729         29,012
   Other intangible assets                                                                   1,945          1,703
   Assets held for sale                                                                     25,875         10,964
   Other                                                                                       422            195
                                                                                          --------       --------

       Total other assets                                                                   56,971         41,874
                                                                                          --------       --------

 Property and equipment:
   Land                                                                                      4,746          4,713
   Buildings                                                                                28,605         26,877
   Equipment                                                                               100,731        104,041
   Construction in progress                                                                    597          2,299
                                                                                          --------       --------
                                                                                           134,679        137,930
   Less accumulated depreciation                                                            61,129         71,808
                                                                                          --------       --------

       Net property and equipment                                                           73,550         66,122
                                                                                          --------       --------

                                                                                          $210,743       $185,679
                                                                                          ========       ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           December 31, 2003 and 2004

                        (In thousands, except share data)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2003           2004
                                                                                         ----           ----

 Current liabilities:
   Accounts payable and accrued liabilities                                               $ 17,435      $ 17,704
   Income taxes                                                                                  -         2,687
   Liabilities related to assets held for sale                                               7,089         4,998
                                                                                          --------      --------

       Total current liabilities                                                            24,524        25,389
                                                                                          --------      --------

 Noncurrent liabilities:
   Long-term debt                                                                           26,000            85
   Deferred income taxes                                                                     5,839         4,949
   Liabilities related to assets held for sale                                                  21          -
                                                                                          --------      --------

       Total noncurrent liabilities                                                         31,860         5,034
                                                                                          --------      --------

 Stockholders' equity:
   Preferred stock, $.01 par value; 1,000 shares
    authorized, none issued                                                                      -             -
   Class A common stock, $.01 par value;
    20,000,000 shares authorized; 6,228,680 and
    5,178,880 shares issued                                                                     62            52
   Class B common stock, $.01 par value;
    10,000,000 shares authorized, issued and outstanding                                       100           100
   Additional paid-in capital                                                              119,437       108,828
   Retained earnings                                                                        43,433        38,523
   Accumulated other comprehensive income                                                    2,642         7,753
   Treasury stock, at cost - 1,103,900 shares                                              (11,315)         -
                                                                                          --------      --------

       Total stockholders' equity                                                          154,359       155,256
                                                                                          --------      --------

                                                                                          $210,743      $185,679
                                                                                          ========      ========

Commitments and contingencies (Notes 1, 10 and 13)




          See accompanying notes to consolidated financial statements.
                                      F-4

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)


                                                                            2002          2003            2004
                                                                            ----          ----            ----

 Net sales                                                              $166,671      $173,966       $182,631
 Cost of goods sold                                                      137,591       142,877        142,807
                                                                        --------      --------       --------

       Gross margin                                                       29,080        31,089         39,824

 Selling, general and administrative expense                              22,954        21,598         24,132
                                                                        --------      --------       --------

       Operating income                                                    6,126         9,491         15,692

 Other general corporate income (expense), net                              (300)          964          2,125
 Interest expense                                                         (1,888)       (1,301)          (494)
                                                                        --------      --------       --------

       Income from continuing operations
        before income taxes                                                3,938         9,154         17,323

 Provision for income taxes                                                2,976         3,376          7,840
                                                                        --------      --------       --------

       Income from continuing operations                                     962         5,778          9,483

 Discontinued operations, net of tax                                        (324)       (4,505)       (12,497)
                                                                        --------      --------       --------

       Net income (loss)                                                     638         1,273         (3,014)
                                                                        ========      ========       ========

 Basic and diluted earnings (loss) per common share:
       Continuing operations                                            $    .06      $    .38       $     .63
       Discontinued operations                                          $   (.02)     $   (.30)      $    (.83)
                                                                        --------      --------       ---------

                                                                        $    .04      $    .08       $    (.20)
                                                                        ========      ========       =========

 Cash dividends per share                                               $    .50      $   .125       $   $.125
                                                                        ========      ========       =========

 Shares used in the calculation of earnings per share amounts for:
   Basic earnings per share                                               15,110        15,121         15,148
   Dilutive impact of stock options                                            8          -                18
                                                                        --------      --------       --------

   Diluted earnings per share                                             15,118        15,121         15,166
                                                                        ========      ========       ========


          See accompanying notes to consolidated financial statements.
                                      F-5

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                 2002              2003             2004
                                                                 ----              ----             ----

 Net income (loss)                                                $   638          $ 1,273           $(3,014)
                                                                  -------          -------           -------

 Other comprehensive income
   Currency translation adjustment,
    net of income tax effect of $(66),
    $134, and $380                                                  5,709           12,946             5,036
   Unrealized gain on cash flow hedges                               -                -                   75
                                                                  -------          -------           -------

     Total other comprehensive income                               5,709           12,946             5,111
                                                                  -------          -------           -------

       Comprehensive income                                       $ 6,347          $14,219           $ 2,097
                                                                  =======          =======           =======





          See accompanying notes to consolidated financial statements.
                                      F-6

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                              2002          2003           2004
                                                                              ----          ----           ----

 Cash flows from operating activities:
   Net income (loss)                                                           $    638      $  1,273       $ (3,014)
   Depreciation and amortization                                                 13,004        14,780         14,200
   Goodwill impairment                                                                -             -         14,400
   Deferred income taxes                                                           (750)         (444)          (394)
   Other, net                                                                       604         1,068            861
   Change in assets and liabilities:
     Accounts receivable                                                          1,301          (721)         2,953
     Inventories                                                                  3,052         5,103         (1,300)
     Accounts payable and accrued liabilities                                    (2,798)          874         (2,742)
     Accounts with affiliates                                                       (16)           46         (1,247)
     Income taxes                                                                 1,561           668          5,383
     Other, net                                                                     342         1,798          1,113
                                                                               --------      --------       --------

       Net cash provided by operating activities                                 16,938        24,445         30,213
                                                                               --------      --------       --------


 Cash flows from investing activities:
   Capital expenditures                                                         (12,703)       (8,908)        (5,348)
   Proceeds from sale of fixed assets                                                 -             -          2,138
   Other, net                                                                        32           671           -
                                                                               --------      --------       ---------

       Net cash used by investing activities                                    (12,671)       (8,237)        (3,210)
                                                                               --------      --------       --------


 Cash flows from financing activities:
   Long-term debt:
     Borrowings                                                                   1,000         1,000          2,257
     Principal payments                                                         (19,050)       (6,006)       (28,097)
   Issuance of common stock                                                         120             -            617
   Dividends paid                                                                (7,555)       (1,889)        (1,896)
   Other                                                                           -             (426)           (28)
                                                                               --------      --------       --------

       Net cash used in financing activities                                    (25,485)       (7,321)       (27,147)
                                                                               --------      --------      ---------

 Net increase (decrease)                                                       $(21,218)     $  8,887       $   (144)
                                                                               ========      ========       ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                              2002          2003          2004
                                                                              ----          ----          ----

 Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing
      activities                                                              $(21,218)     $ 8,887       $  (144)
     Currency translation                                                          316          432          (545)
   Balance at beginning of year                                                 33,309       12,407        21,726
                                                                              --------      -------       -------

   Balance at end of year                                                     $ 12,407      $21,726       $21,037
                                                                              ========      =======       =======

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $  1,877      $ 1,722       $   516
     Income taxes                                                                2,788        2,675         4,281



          See accompanying notes to consolidated financial statements.
                                      F-8

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                                   Accumulated other
                                                                                  comprehensive income-
                                      Common stock    Additional                 ----------------------                  Total
                                   -----------------   paid-in     Retained        Currency     Hedging     Treasury  stockholders'
                                   Class A   Class B    capital    earnings      translation  derivatives     stock      equity
                                   -------   -------  ----------  ----------     -----------   --------     ----------  ---------

 Balance at December 31, 2001        $ 62      $100    $119,224     $50,966       $(16,013)      $         $(11,315)    $143,024

 Net income                            -         -         -            638           -          -             -             638
 Other comprehensive income            -         -         -           -             5,709       -             -           5,709
 Cash dividends                        -         -         -         (7,555)          -          -             -          (7,555)
 Issuance of common stock              -         -          156        -              -          -             -             156
 Other                                 -         -            7        -              -         -                              7
                                     ----      ----    --------     -------       --------     ---         --------     --------

 Balance at December 31, 2002          62       100     119,387      44,049        (10,304)      -          (11,315)     141,979

 Net income                             -        -            -       1,273              -       -                -        1,273
 Other comprehensive income             -        -            -           -         12,946       -                -       12,946
 Cash dividends                         -        -            -      (1,889)             -       -                -       (1,889)
 Issuance of common stock              -         -           50        -              -         -              -              50
                                     ----      ----    --------    --------       --------     ---         --------     --------

 Balance at December 31, 2003          62       100     119,437      43,433          2,642       -          (11,315)     154,359

 Net loss                               -        -            -      (3,014)             -       -                -       (3,014)
 Other comprehensive income             -        -            -           -          5,036      75                -        5,111
 Cash dividends                         -        -            -      (1,896)             -       -                -       (1,896)
 Issuance of common stock               1        -          695           -              -       -                -          696
 Retirement of treasury stock         (11)       -      (11,304)       -              -         -            11,315         -
                                     ----      ----    --------     -------       --------     ---         --------     --------

 Balance at December 31, 2004        $ 52      $100    $108,828     $38,523       $  7,678     $75         $   -        $155,256
                                     ====      ====    ========     =======       ========     ===         ========     ========


          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Summary of significant accounting policies:

     Organization. CompX International Inc. (NYSE: CIX) is 83% owned by CompX Group, a majority owned subsidiary of NL Industries, Inc. (NYSE: NL) at December 31, 2004. The Company manufactures and sells component products (precision ball bearing slides, security products and ergonomic computer support systems). NL owns 82.4% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) ("TIMET") owns the remaining 17.6% of CompX Group. At December 31, 2004, (i) TIMET owns an additional 2% of CompX directly, (ii) Valhi, Inc. holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 41% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies and the Company.

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

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of CompX International Inc. and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation, including presenting the results of operations and financial position of the Company's operations in The Netherlands as discontinued operations. See Note 10. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. The years ended December 31, 2002 and 2003 each consisted of 52 weeks, and the year ended December 31, 2004 consisted of 53 weeks. December 31, 2005 will be a 52-week year.

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

     Goodwill and other intangible assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. Other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are assessed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. See Note 4.

     Other intangible assets, consisting of the estimated fair value of certain patents acquired, are amortized by the straight-line method over the lives of such patents (approximately 9 years remaining at December 31, 2004), with no assumed residual value at the end of the life of the patents. Other intangible assets are stated net of accumulated amortization of $1.5 million at December 31, 2003 and $1.7 million at December 31, 2004. Amortization expense of intangible assets was $240,000 in 2002, $234,000 in 2003 and $231,000 in 2004,
and is expected to be approximately $250,000 in each of 2005 through 2009.

     Property, equipment and depreciation. Property and equipment, including purchased computer software for internal use, are stated at cost. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 10 years for equipment and software. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

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

     Derivatives and hedging activities. Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2004, the Company held a series of contracts to exchange an aggregate of U.S. $7.2 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. Such contracts mature through March 2005. The exchange rate was $1.21 per U.S. dollar at December 31, 2004. At December 31, 2003 the Company held contracts maturing through February 2004 to exchange an aggregate of U.S. $4.2 million for an equivalent value of Canadian dollars at an exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. At December 31, 2003, the actual exchange rate was Cdn. $1.31 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2003 and 2004.

     Income taxes. Prior to October 1, 2004, the Company was a separate United States federal income taxpayer and was not a member of Contran's consolidated United States federal income tax group. Effective October 1, 2004, CompX became a member of Contran's consolidated United States federal income tax group. The Company is currently and has been a part of consolidated tax returns filed by Contran in certain United States state jurisdictions. For such consolidated federal and state tax returns, intercompany allocations of federal and state tax provisions are computed on a separate company basis. Payments are made to, or received from Contran in the amounts that would have generally been paid to or received from the respective federal or state tax authority had CompX not been a part of the respective consolidated tax return. The separate company provisions and payments are computed using the tax elections made by Contran. Under certain circumstances, such tax regulations could require Contran to treat items differently than CompX would on a stand alone basis, and in such instances GAAP requires CompX to conform to Contran's tax election.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $43.1 million at December 31, 2003 and $24.4 million at December 31, 2004.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 819,000 in 2002, 713,000 in 2003 and 570,000 in 2004.

     Stock options. At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 has not been significant in any of the past three years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                                  Years ended December 31,
                                                                              2002          2003          2004
                                                                              ----          ----          ----
                                                                                       (In thousands,
                             except per share data)

 Net income (loss), as reported                                            $   638       $1,273        $(3,014)
 Deduct:  Total stock-based employee
   compensation expense related to stock options
   determined under fair value based method
   for all awards, net of related tax effects                               (1,572)        (875)          (543)
                                                                           -------       ------        -------

 Pro forma net income (loss)                                               $  (934)      $  398        $(3,557)
                                                                           =======       ======        =======

 Earnings (loss) per share - basic and diluted:
   As reported                                                             $   .04       $  .08        $  (.19)
                                                                           =======       ======        =======

   Pro forma                                                               $  (.06)      $  .03        $  (.23)
                                                                           =======       ======        =======

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

     Other. Advertising costs, expensed as incurred, were $879,000 in 2002, $588,000 in 2003 and $554,000 in 2004. Research and development costs, expensed as incurred, were $499,000 in 2002, $469,000 in 2003, and $317,000 in 2004.

Note 2 - Business and geographic segments:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David Bowers, president and chief executive officer of the Company. The Company currently has three operating segments - Security Products, Precision Slides and Ergonomics. The Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. The Precision Slides segment, with facilities in Canada, Michigan and Taiwan, manufacture and distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. The Ergonomics segment with a facility in Canada that it shares with Precision Slides, manufactures and distributes ergonomic computer support systems for office furniture. Previously, the Company had aggregated the Precision Slides and Ergonomics operating segments into a single reportable segment (CompX Waterloo) because of the integrated facilities of the two business units and the similar economic characteristics, customer types, production processes, and distribution methods. During the fourth quarter of 2004, the Company began to measure the ergonomics business as a separate operating unit and develop appropriate allocations relating to certain shared expenses in order to disaggregate the 2004 operating results. Prior to 2004, disaggregated information is not available due to the impracticality of allocating certain historical expenses that are shared between the two segments. Therefore, aggregated segment amounts are reported for Precision Slides/Ergonomics in current and previous periods as well as the disaggregated information for 2004.

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

     Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash and cash equivalents. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2003 and 2004, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $88 million and $80 million, respectively.

The current period segment information below is presented under the new basis of segmentation. Total assets have not been presented under the new segmentation as management has determined that such information is impractical to obtain and no measure of asset information is used by the chief operating decision maker.

                                                             Year ended December 31, 2004
                                        ----------------------------------------------------------------------------
                                                                      (In thousands)
                                        Net         Operating      Depreciation/         Capital
                                       Sales         Income        Amortization       Expenditures        Goodwill
                                       -----        ---------      ------------       ------------        --------

Security Products                       $ 75,872      $ 9,304          $ 7,542            $2,432             $23,742
Precision Slides                          78,522        1,358            3,153             2,109               5,270
Ergonomics                                28,237        5,030            1,084               412                   -
Thomas Regout**                             -            -               2,421               395                -
                                        --------      -------          -------            ------             -------

TOTAL                                   $182,631      $15,692          $14,200            $5,348             $29,012
                                        ========      =======          =======            ======             =======


     The segment information below is presented under the old basis of segmentation for comparison to prior years.

                                                                                 Years ended December 31,
                                                                            2002          2003           2004
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net sales:
   CompX Waterloo                                                           $ 93,313      $ 97,811       $106,759
   Security Products                                                          73,358        76,155         75,872
                                                                            --------      --------       --------

     Total net sales                                                        $166,671      $173,966       $182,631
                                                                            ========      ========       ========

 Operating income (loss):
   CompX Waterloo                                                           $ (1,628)     $     20          6,388
   Security Products                                                           7,754         9,471          9,304
                                                                            --------      --------       --------

     Total operating income                                                    6,126         9,491         15,692

   Interest expense                                                           (1,888)       (1,301)          (494)
   Other general corporate income (expense), net                                (300)          964          2,125
                                                                            --------      --------       --------

     Income from continuing operations
      before income taxes                                                   $  3,938      $  9,154       $ 17,323
                                                                            ========      ========       ========

 Depreciation and amortization:
   CompX Waterloo                                                           $  6,450      $  7,281       $  7,542
   Security Products                                                           4,769         4,843          4,237
   Thomas Regout**                                                             1,785         2,656          2,421
                                                                            --------      --------       --------

                                                                            $ 13,004      $ 14,780       $ 14,200
                                                                            ========      ========       ========

 Capital expenditures:
   CompX Waterloo                                                           $  8,601      $  6,446       $  2,521
   Security Products                                                           1,582         1,901          2,432
   Thomas Regout**                                                             2,520           561            395
                                                                            --------      --------       --------

                                                                            $ 12,703      $  8,908       $  5,348
                                                                            ========      ========       ========

                                                                                 Years ended December 31,
                                                                            2002          2003           2004
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net sales:
   Point of origin:
     United States                                                          $ 86,721      $ 94,298       $ 99,807
     Canada                                                                   71,589        76,443         74,157
     Taiwan                                                                   14,759        13,562         16,034
     Eliminations                                                             (6,398)      (10,337)        (7,367)
                                                                            --------      --------       --------

                                                                            $166,671      $173,966       $182,631
                                                                            ========      ========       ========

   Point of destination:
     United States                                                          $126,168      $127,032       $138,136
     Canada                                                                   29,455        32,363         33,205
     Other                                                                    11,048        14,571         11,290
                                                                            --------      --------       --------

                                                                            $166,671      $173,966       $182,631
                                                                            ========      ========       ========

                                                                                       December 31,
                                                                            2002          2003           2004
                                                                            ----          ----           ----
                                                                                      (In thousands)
 Total assets:
   CompX Waterloo                                                           $ 73,411      $ 91,131       $ 78,932
   Security Products                                                          87,795        77,961         72,381
   Thomas Regout**                                                            37,860        38,595         28,921
   Corporate and eliminations                                                  1,026         3,056          5,445
                                                                            --------      --------       --------

                                                                            $200,092      $210,743       $185,679
                                                                            ========      ========       ========

 Goodwill:
   CompX Waterloo                                                           $  4,846      $  4,986       $  5,270
   Security Products                                                          23,743        23,743         23,742
                                                                            --------      --------       --------

                                                                            $ 28,589      $ 28,729       $ 29,012
                                                                            ========      ========       ========

 Net property and equipment:
   United States                                                             $ 46,251      $ 44,499      $ 41,328
   Canada                                                                      23,046        23,341        19,114
   Taiwan                                                                       5,848         5,710         5,680
                                                                             --------      --------      --------

                                                                             $ 75,145      $ 73,550      $ 66,122
                                                                             ========      ========      ========

 ** Denotes discontinued segment.  See Note 10.

Note 3 - Inventories:

                                                                                              December 31,
                                                                                          2003           2004
                                                                                          ----           ----
                                                                                             (In thousands)

 Raw materials                                                                            $ 4,025        $ 4,514
 Work in process                                                                            9,568          9,019
 Finished products                                                                          7,248          7,184
 Supplies                                                                                     129             65
                                                                                          -------        -------

                                                                                          $20,970        $20,782

Note 4 - Goodwill:

     Goodwill. Under SFAS No. 142, goodwill is not amortized on a periodic basis. Goodwill is subject to an impairment test to be performed at least on an annual basis, and such impairment reviews may result in future periodic write-downs charged to earnings.

     The Company has assigned its goodwill to the each of its reporting units (as that term is defined in SFAS No. 142) which correspond to the operating segments. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company uses appropriate valuation techniques, such as discounted cash flows. The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. Starting in 2002, in accordance with the requirements of SFAS No. 142, the Company reviews goodwill for impairment during the third quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's impairment review completed during 2002, 2003 or 2004.

     Changes in the carrying  amount of goodwill  during the past three years is
presented  in  the  table  below.   Goodwill  was  generated   principally  from
acquisitions of certain business units during 1998, 1999 and 2000.

                                                                                         CompX
                                                                         CompX          Security
                                                                       Waterloo         Products         Total
                                                                       --------        ----------        -----
                                                                                     (In millions)


Balance at December 31, 2001                                              $ 4.9           $23.7           $28.6

Changes in currency
 exchange rates                                                             -               -               -
                                                                          -----           -----           ---

Balance at December 31, 2002                                                4.9            23.7            28.6

Changes in currency
 exchange rates                                                              .1             -                .1
                                                                          -----           -----           -----

Balance at December 31, 2003                                                5.0            23.7            28.7

Changes in currency
 exchange rates                                                              .3             -                .3
                                                                          -----           -----           -----

Balance at December 31, 2004                                              $ 5.3           $23.7           $29.0
                                                                          =====           =====           =====

Note 5 -       Accounts payable and accrued liabilities:

                                                                                              December 31,
                                                                                          2003           2004
                                                                                          ----           ----
                                                                                             (In thousands)

 Accounts payable                                                                         $ 8,029        $ 6,392
 Accrued liabilities:
   Employee benefits                                                                        6,389          7,987
   Professional                                                                               188            730
   Insurance                                                                                  374            448
   Other taxes                                                                                462            399
   Other                                                                                    1,993          1,748
                                                                                          -------        -------

                                                                                          $17,435        $17,704
                                                                                          =======        =======

Note 6 -       Indebtedness:

                                                                                              December 31,
                                                                                          2003           2004
                                                                                          ----           ----
                                                                                             (In thousands)

 Revolving bank credit facility                                                           $26,000        $  -
 Other                                                                                       -               127
                                                                                          -------        -------
                                                                                           26,000            127
 Less current portion                                                                        -                42
                                                                                          -------        -------

                                                                                          $26,000        $    85
                                                                                          =======        =======

     At December 31, 2004, the Company has a $47.5 million secured revolving bank credit facility maturing in January 2006 which bears interest, at the Company's option, at rates based on either the prime rate or LIBOR. The credit facility is collateralized by substantially all of the Company's United States tangible assets and a pledge of at least 65% of the ownership interests in the Company's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or transfer all or substantially all of their assets to another entity. The facility also requires maintenance of specified levels of net worth (as defined). In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. At December 31, 2004, there were no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.

     The credit facility permits the Company to pay dividends and/or repurchase its common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $6.0 million plus 50% of aggregate net income over the term of the credit facility. In addition to the $8.0 million available annually to repurchase common stock and or pay dividends, at December 31, 2004, $4.2 million was available for dividends and/or repurchases of the Company's common stock under the terms of the facility.

Note 7 - Employee benefit plans:

     Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $1,683,000 in 2002, $1,810,000 in 2003 and $1,838,000 in 2004.

Note 8 - Income taxes:

     The components of pre-tax income and the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                                                                 Years ended December 31,
                                                                            2002          2003           2004
                                                                            ----          ----           ----
                                                                                      (In thousands)
 Components of pre-tax income (loss) from continuing operations:
   United States                                                            $ (1,914)      $ 6,258        $ 8,148
   Non-U.S.                                                                    5,852         2,896          9,175
                                                                            --------       -------        -------

                                                                            $  3,938       $ 9,154        $17,323
                                                                            ========       =======        =======


                                                                                 Years ended December 31,
                                                                            2002          2003           2004
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Provision for income taxes:
   Currently payable:
     U.S. federal and state                                                  $ 1,128       $   121        $ 4,016
     Foreign                                                                   2,394         1,326          4,732
                                                                             -------       -------        -------

                                                                               3,522         1,447          8,748
                                                                             -------       -------        -------
   Deferred income taxes (benefit):
     U.S.                                                                       (114)        2,061           (273)
     Foreign                                                                    (432)         (132)          (635)
                                                                             -------       -------        -------

                                                                                (546)        1,929           (908)
                                                                             -------       -------        -------

                                                                             $ 2,976       $ 3,376        $ 7,840
                                                                             =======       =======        =======

 Expected tax expense, at the U.S. federal
  statutory income tax rate of 35%                                           $ 1,379       $ 3,204        $ 6,063
 Non-U.S. tax rates                                                             (286)         (157)          (297)
 Incremental U.S. tax on earnings of
  Foreign subsidiary                                                           1,099           562          3,206
 State income taxes and other, net                                               784          (233)          (377)
 Tax contingency reserve adjustment                                             -             -              (755)
                                                                             -------       -------        -------

                                                                             $ 2,976       $ 3,376        $ 7,840
                                                                             =======       =======        =======

 Comprehensive provision (benefit) for income tax benefit allocable to:
   Income from continuing operations                                         $ 2,976       $ 3,376        $ 7,840
   Discontinued operations                                                      (206)       (2,373)          (410)
   Other comprehensive income -
    currency translation                                                         (66)          134            380
                                                                             -------       -------        -------

                                                                             $ 2,704       $ 1,137        $ 7,810
                                                                             =======       =======        =======

     The components of net deferred tax assets (liabilities) are summarized below.

                                                                                                December 31,
                                                                                            2003           2004
                                                                                            ----           ----
                                                                                               (In thousands)

 Tax effect of temporary differences related to:
   Inventories                                                                             $    935        $    544
   Property and equipment                                                                    (7,679)         (6,613)
   Accrued liabilities and other deductible differences                                       1,252           5,053
   Tax loss and credit carryforwards                                                          3,346           3,004
   Other taxable differences                                                                 (1,773)         (1,255)
   Valuation allowance                                                                         -             (4,235)
                                                                                            -------        --------

                                                                                            $(3,919)       $ (3,502)
                                                                                            =======        ========

 Net current deferred tax assets                                                            $ 1,920           1,447
 Net noncurrent deferred tax liabilities                                                     (5,839)         (4,949)
                                                                                            -------        --------

                                                                                            $(3,919)       $  3,502
                                                                                            =======        ========


     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned. With respect to the special dividends received deduction on certain dividends received from controlled foreign corporations, the Company will likely not be able to complete its evaluation of whether it would benefit from the special dividends received deduction until sometime after the U.S. government has issued clarifying regulations regarding this provision of the Act, the timing for the issuance of which is not known. The aggregate amount of unremitted earnings that is potentially subject to the special dividends received deduction is approximately $29.5 million at December 31, 2004. The Company is unable to reasonably estimate a range of income tax effects if such unremitted earnings would be repatriated and eligible for the special dividends received deduction, as the calculation would be extremely complex.

     In January 2005, the Company completed its disposition of the Thomas Regout operations in Europe. See Note 10. The Company currently expects to generate a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale. However, the Company has also determined, based on the weight of available evidence, that realization of such benefit does not currently meet the more-likely-than-not-criteria, and therefore the deferred tax asset related to the capital loss carryforward has been fully offset by a deferred income tax asset valuation allowance at December 31, 2004. The $4.2 million deferred income tax benefit related to the U.S. capital loss and the offsetting valuation allowance are both reflected as a component of discontinued operations.

     At December 31, 2004, the Company had for U.S. federal income tax purposes net operating loss carryforwards of approximately $8.3 million which expire in 2007 through 2018. Such net operating loss carryforwards may only be used to offset future taxable income of a subsidiary of the Company, and utilization of certain portions of the carryforwards is limited to approximately $400,000 per year. The Company utilized approximately $59,000 of such carryforwards in 2004 (none in 2002 and 2003). The Company believes it is more-likely-than-not that such carryforwards will be utilized to reduce future income tax liabilities, and accordingly the Company has not provided a deferred income tax asset valuation allowance to offset the benefit of such carryforwards.

Note 9 - Stockholders' equity:

                                                                                Shares of common stock
                                                        -----------------------------------------------------------
                                                                            Class A                       Class B
                                                        -------------------------------------------       -------
                                                                                                         Issued and
                                                         Issued          Treasury       Outstanding     outstanding
                                                        ---------        ---------      -----------     -----------

 Balance at December 31, 2001                             6,207,180       (1,103,900)      5,103,280       10,000,000

 Issued                                                      12,500            -              12,500            -
                                                          ---------       ----------       ---------       ------

 Balance at December 31, 2002                             6,219,680       (1,103,900)      5,115,780       10,000,000

 Issued                                                       9,000            -               9,000            -
                                                        -----------       ----------       ---------       ------

 Balance at December 31, 2003                             6,228,680       (1,103,900)      5,124,780       10,000,000

 Issued                                                      54,100                -          54,100                -
 Retirement                                              (1,103,900)       1,103,900            -                -
                                                         ----------       ----------       ---------       -------

 Balance at December 31, 2004                             5,178,880             -          5,178,880       10,000,000
                                                         ==========       ==========       =========       ==========


     Class A and Class B common stock. The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share. CompX Group, which holds all of the outstanding shares of Class B Common Stock, is entitled to one vote per share in all matters except for election of directors, for which CompX Group is entitled to ten votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law. Each share of Class A Common Stock and Class B Common Stock have an equal and ratable right to receive dividends to be paid from the Company's assets when, and if declared by the Board of Directors. In the event of the dissolution, liquidation or winding up of the Company, the holders of Class A Common Stock and Class B Common Stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to the Company's creditors and to the holders of any preferred stock of the Company that may be outstanding at the time. Shares of the Class A Common Stock have no conversion rights. Under certain conditions, shares of Class B Common Stock will convert, on a share-for-share basis, into shares of Class A Common Stock.

     During 2004, the Company cancelled approximately 1.1 million shares of its Class A common stock that previously was reported as treasury stock. The aggregate $11.3 million cost of such treasury shares were allocated to common stock at par, additional paid-in capital and retained earnings in accordance with GAAP.

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

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                   price per             upon
                                                                    Shares            share            exercise
                                                                    ------        -----------          ---------
                                                                               (In thousands, except
                                                                                  per share amounts)

 Outstanding at December 31, 2001                                     856      10.00 - 20.00              14,271

 Granted                                                               25      11.00 - 14.30                 328
 Exercised                                                            (10)         12.06                    (120)
 Canceled                                                            (107)     11.59 - 20.00              (1,484)
                                                                     ----     --------------             -------

 Outstanding at December 31, 2002                                     764     $10.00 -$20.00             $12,995

 Canceled                                                            (145)     11.00 - 20.00              (2,311)
                                                                     ----     --------------             -------

 Outstanding at December 31, 2003                                     619     $10.00 -$20.00             $10,684

 Exercised                                                            (48)     10.00 - 13.00                (616)
 Canceled                                                              (9)      12.50 - 13.00               (116)
                                                                     ----      --------------            -------

 Outstanding at December 31, 2004                                     562     $10.00 -$20.00             $ 9,952
                                                                     ====     ==============             =======

     Outstanding options at December 31, 2004 represent approximately 4% of the Company's total outstanding shares of common shares at that date and expire through 2012 with a weighted-average remaining term of 5 years. At December 31, 2004, options to purchase 467,000 of the Company's shares were exercisable at prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $8.6 million, with a weighted-average exercise price of $18.45 per share. These exercisable options are exercisable through 2012. The Company's market price per share at December 31, 2004 was $16.53. At December 31, 2004, options to purchase 56,000 shares are scheduled to become exercisable in 2005 and an aggregate of 636,000 shares were available for future grants.

     Other. The pro forma information included in Note 1, required by SFAS No. 123, Accounting for Stock-Based Compensation, is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998 (the first time the Company granted stock options). The weighted-average fair values of CompX options granted during 2002 was $5.05, (no options were granted in 2003 or 2004). The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 37% to 45%, risk-free rates of return of 5.1% to 6.9%, dividend yields of nil to 5.0% and an expected term of 10 years. The

Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes stock option valuation model may not provide a reliable estimate of the fair value of employee stock options.

     For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic and dilutive earnings per share is not necessarily indicative of future effects on net income or earnings per share. See also Note 14.

Note 10 - Discontinued operations and assets held for sale:

     In December 2004, the Company's board of directors committed to a formal plan to dispose of its Thomas Regout operations in Europe. Such operations met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the result of operations of Thomas Regout have been classified as discontinued operations for all periods presented. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $14.4 million impairment charge to write-down its investment in the Thomas Regout operations to estimated realizable value. Such impairment charge represented an impairment of goodwill.

     In January 2005, the Company completed the sale of such operations for net proceeds (net of expenses) of approximately $22.6 million. The net proceeds consisted of approximately $18.4 million in cash and a note receivable in the principal amount of $4.2 million. The note receivable bears interest at a fixed rate of 7% and is payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party debt of the purchaser. Accordingly, the Company will no longer report the results of operations of Thomas Regout subsequent to December 31, 2004. The net proceeds from the sale of Thomas Regout approximated the net realizable value previously estimated at the time the goodwill impairment charge was recognized.

     Condensed income statement data for Thomas Regout is presented below. The $14.4 million impairment charge is included in Thomas Regout's operating loss for 2004. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of the Company's acquisition of Thomas Regout prior to 2002 and corresponded to certain third-party indebtedness of the Company incurred at the time such operations were acquired.

                                                                                 Years ended December 31,
                                                                             ------------------------------------
                                                                             2002          2003           2004
                                                                             ----          ----           ----
                                                                                      (In thousands)
 Net sales                                                                   $31,278       $35,331       $ 41,694
                                                                             =======       =======       ========

 Operating income (loss)                                                     $    81       $(5,383)      $(10,609)
 Other income (expense)                                                          687          (105)          (797)
 Interest expense                                                             (1,298)       (1,390)        (1,501)
 Income tax benefit                                                              206         2,373            410
                                                                             -------       -------       --------

     Net                                                                     $  (324)      $(4,505)      $(12,497)
                                                                             =======       =======       ========

     In accordance with generally accepted accounting principles, the assets and liabilities relating to Thomas Regout will be eliminated from the Consolidated

Balance Sheet subsequent to the completion of the sale transaction. Therefore, the assets and liabilities relating to Thomas Regout have been aggregated and presented on the Consolidated Balance Sheet at December 31, 2003 and 2004 as current and noncurrent "Assets held for sale" and current and noncurrent "Liabilities related to assets held for sale". The Consolidated Statement of Cash Flows has not been restated to reflect discontinued operations or assets held for sale.

     An analysis of the assets and liabilities held for sale is as follows:

                                                                                     December 31,
                                                                                    --------------
                                                                                    (In thousands)
                                                                              2003                  2004
                                                                              ----                  ----



 Current assets
   Cash                                                                       $ 2,094               $ 4,234
   Receivables, net                                                             4,302                 5,456
   Inventories                                                                  5,347                 7,999
   Other current assets                                                           977                   268
                                                                              -------               -------
     Total current assets                                                     $12,720               $17,957
                                                                              =======               =======

 Noncurrent assets
   Goodwill                                                                   $14,596               $ 1,411
   Deferred income tax                                                          1,642                 1,238
   Plant, property and equipment, net                                           9,637                 8,315
                                                                              -------               -------
                                                                              $25,875               $10,964
                                                                              =======               =======

 Current liabilities
   Accounts payable and accrued liabilities                                   $ 6,584               $ 4,419
   Deferred income taxes                                                          505                   579
                                                                              -------               -------
                                                                              $ 7,089               $ 4,998
                                                                              =======               =======

 Noncurrent liabilities
   Other noncurrent liabilities                                               $    21               $  -
                                                                              =======               ====

Note 11 - Other general corporate income (expense), net:

                                                                                 Years ended December 31,
                                                                            ---------------------------------
                                                                            2002          2003           2004
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net foreign currency transaction gain (loss)                                $ (727)       $ (546)        $  185
 Interest income                                                              1,607         1,570          1,612
 Loss on disposal of property and equipment                                  (1,193)         (166)          (479)
 Other income, net                                                               13           106            807
                                                                             ------        ------         ------

                                                                             $ (300)       $  964         $2,125
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

     Interest income includes accrued interest income of $1.3 million, $1.4 million and $1.5 million in 2002, 2003 and 2004, respectively, on long-term notes receivable from Thomas Regout.

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

     Under the terms of various Intercorporate Service Agreements ("ISAs") with Contran, Valhi and NL Industries, Inc., (a majority-owned subsidiary of Valhi), Contran, Valhi and NL have performed certain management, tax planning, financial and administrative services for the Company on a fee basis over the past three years. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Contran, Valhi or NL employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. In addition, certain occupancy and related office services are provided based upon square footage occupied. Fees pursuant to these agreements aggregated $1,744,000 in 2002, $2,138,000 in 2003 and $2,295,000 in 2004.

     Tall Pines Insurance Company (including a precedessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly-owned subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines (including Valmont) and EWI were $1,094,000 in 2002, $1,029,000 in 2003 and $809,000 in 2004. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, and EWI. The Company expects that these relationships with Tall Pines and EWI will continue in 2005.

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

     Income taxes. From time to time, the Company undergoes examinations of its income tax returns, and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     Concentration of credit risk. The Company's products are sold primarily in North America to original equipment manufacturers. The ten largest customers accounted for approximately 38%, 44% and 43% of sales in 2002, 2003 and 2004, respectively. The Hon Company accounted for approximately $20.5 million (11%) of sales from all three segments at December 31, 2004.

     Other.  Royalty expense was $708,000 in 2002, $450,000 in 2003 and $222,000 in 2004. Royalties relate principally to certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreements, one of which expired in 2003 and the remaining agreement expires in 2021.

     Rent expense, principally for equipment, was $713,000 in 2002, $603,000 in 2003 and $744,000 in 2004. At December 31, 2003, future minimum rentals under noncancellable operating leases are approximately $613,000 in 2005, $425,000 in 2006, $172,000 in 2007, $4,000 in 2008 and none in 2009.

     Firm purchase commitments for capital projects in process and for raw material and other purchase commitments at December 31, 2004 approximated $3.3 million and $12.6 million, respectively. The purchase obligations consist of all open purchase orders and contractual obligations, primarily commitments to purchase raw materials.

Note 14 - Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, for inventory costs incurred on or after

January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, Share-Based Payment, as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, beginning July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the number of non-vested awards as of June 30, 2005 with respect to options granted by the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

Note 15 - Quarterly results of operations (unaudited):

                                                                                     Quarter ended
                                                             ---------------------------------------------------
                                                             March 31       June 30      Sept. 30        Dec. 31
                                                             --------       -------      --------        -------
                                                                   (In millions, except per share amounts)

 2003:
   Net sales                                                  $ 42.3         $41.8         $ 44.1        $ 45.7
   Operating income                                              2.5           1.7            3.0           2.2

   Income from continuing operations                          $  1.3         $ 1.1         $  2.0        $  1.4
   Discontinued operations                                      (0.7)         (0.8)          (2.4)         (0.6)
                                                              ------         -----         ------        ------

       Net income                                             $  0.6         $ 0.3         $ (0.4)       $  0.8
                                                              ======         =====         ======        ======

   Basic and diluted earnings (loss) per share:
     Continuing operations                                    $ 0.08         $ 0.07        $ 0.13        $ 0.09
     Discontinued operations                                   (0.04)         (0.05)        (0.16)        (0.04)
                                                              ------         ------        ------        ------

                                                              $ 0.04         $ 0.02        $(0.03)       $ 0.05
                                                              ======         ======        ======        ======

 2004:
   Net sales                                                  $ 43.6         $ 46.2        $ 46.2        $ 46.6
   Operating income                                              2.3            4.8           5.1           3.5

   Income from continuing operations                          $  1.6         $  3.0        $  3.5        $  1.4
   Discontinued operations                                       -              0.3           0.3         (13.1)
                                                              ------         ------        ------        ------

       Net income (loss)                                      $  1.6         $  3.3        $  3.8        $(11.7)
                                                              ======         ======        ======        ======

   Basic and diluted earnings (loss) per share:
     Continuing operations                                    $ 0.10         $ 0.20        $ 0.24        $ 0.09
     Discontinued operations                                     -             0.02          0.02         (0.86)
                                                               -----         ------        ------        ------

                                                               $0.10         $ 0.22        $ 0.26        $(0.77)
                                                               =====         ======        ======        ======


     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

     During the fourth quarter of 2004, the Company incurred a charge of approximately $13.5 million (net of tax benefit of $0.9 million) to write-down its investment in Thomas Regout to its estimated realizable value. See Note 10.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of CompX International Inc.:


     Our audits of the consolidated financial statements referred to in our report dated March 30, 2005, appearing in the 2004 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                 PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2005

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                Additions
                                                Balance at     charged to                                                Balance
                                                beginning       costs and            Net              Currency           at end
                          Description            of year        expenses          deductions         translation         of year
                      ------------------        ---------      ----------         ----------         -----------         -------


Year ended December 31, 2002:

  Allowance for doubtful accounts                 $  571         $   48               $(124)              $  1            $  496
                                                  ======         ======               =====               ====            ======

  Amortization of other intangible assets         $1,010         $  240               $  -                $ (1)           $1,249
                                                  ======         ======               =====               ====            ======

Year ended December 31, 2003:

  Allowance for doubtful accounts                 $  496         $   36               $(234)              $ 15            $  313
                                                  ======         ======               =====               ====            ======

  Amortization of other intangible assets         $1,249         $  234               $  -                $ 19            $1,502
                                                  ======         ======               =====               ====            ======

Year ended December 31, 2004:

  Allowance for doubtful accounts                 $  313         $  115               $ (46)              $ 12            $  394
                                                  ======         ======               =====-              ====            ======

  Amortization of other intangible assets         $1,502         $  231               $  -                $ 14            $1,747
                                                  ======         ======               =====               ====            ======



Note:  Above information is presented for continuing operations only.