Form 10-Q
period 2005-03-31
COMPX INTERNATIONAL INC
filed 2005-05-02
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2005            Commission file number 1-13905
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

Number of shares of common stock outstanding on April 25, 2005:
        Class A:   5,195,780
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2004;
                  March 31, 2005 (Unaudited)                             3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 2004 and 2005 (Unaudited)  5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2004 and 2005 (Unaudited)  6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2004 and 2005 (Unaudited)  7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2005 (Unaudited)           8

                 Notes to Consolidated Financial Statements (Unaudited)  9-13

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  14-18

  Item 4.        Controls and Procedures.                               18-19

Part II.         OTHER INFORMATION

  Item 6.        Exhibits.                                               20

                                              COMPX INTERNATIONAL INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)


               ASSETS                                                            December 31,           March 31,
                                                                                     2004                 2005
                                                                                -------------           ---------
                                                                                                       (Unaudited)
 Current assets:
   Cash and cash equivalents                                                        $ 16,803             $ 30,405
   Accounts receivable, net                                                           19,212               21,606
   Receivables from affiliates                                                           635                1,234
   Refundable income taxes                                                                57                  222
   Inventories                                                                        20,782               20,838
   Prepaid expenses and other                                                            790                  628
   Deferred income taxes                                                               1,447                1,609
   Assets held for sale                                                               17,957                 -
                                                                                    --------             --------

       Total current assets                                                           77,683               76,542
                                                                                    --------             --------

 Other assets:
   Goodwill                                                                           29,012               29,106
   Other intangible assets                                                             1,703                1,646
   Note receivable                                                                         -                4,179
   Assets held for sale                                                               10,964                    -
   Other                                                                                 195                  218
                                                                                    --------             --------

       Total other assets                                                             41,874               35,149
                                                                                    --------             --------

 Property and equipment:
   Land                                                                                4,713                8,168
   Buildings                                                                          26,877               27,076
   Equipment                                                                         104,041              103,921
   Construction in progress                                                            2,299                3,841
                                                                                    --------             --------

                                                                                     137,930              143,006

   Less accumulated depreciation                                                      71,808               74,253
                                                                                    --------             --------

       Net property and equipment                                                     66,122               68,753
                                                                                    --------             --------

                                                                                    $185,679             $180,444
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                            December 31,           March 31,
                                                                                     2004                  2005
                                                                                  ---------           -----------
                                                                                                      (Unaudited)
 Current liabilities:
   Accounts payable and accrued liabilities                                        $ 17,704             $ 18,125
   Income taxes                                                                       2,687                  947
   Liabilities related to assets held for sale                                        4,998                 -
                                                                                   --------             --------

       Total current liabilities                                                     25,389               19,072
                                                                                   --------             --------

 Noncurrent liabilities:
   Long-term debt                                                                        85                   75
   Deferred income taxes                                                              4,949                4,992
                                                                                   --------             --------

       Total noncurrent liabilities                                                   5,034                5,067
                                                                                   --------             --------

 Stockholders' equity:
   Preferred stock                                                                        -                    -
   Class A common stock                                                                  52                   52
   Class B common stock                                                                 100                  100
   Additional paid-in capital                                                       108,828              109,019
   Retained earnings                                                                 38,523               38,359
   Accumulated other comprehensive income
    - currency translation                                                            7,753                8,775
                                                                                   --------             --------

       Total stockholders' equity                                                   155,256              156,305
                                                                                   --------             --------

                                                                                   $185,679             $180,444
                                                                                   ========             ========





Commitments and contingencies (Note 1)


          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2004 and 2005

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                     2004              2005
                                                                                     ----              ----

 Net sales                                                                         $43,576          $46,843
 Cost of goods sold                                                                 35,175           36,560
                                                                                   -------          -------

     Gross margin                                                                    8,401           10,283

 Selling, general and administrative expense                                         6,067            6,122
                                                                                   -------          -------

     Operating income                                                                2,334            4,161

 Other general corporate income, net                                                   603              161
 Interest expense                                                                     (209)             (69)
                                                                                   -------          -------

     Income from continuing operations before
      income taxes                                                                   2,728            4,253

 Provision for income taxes                                                          1,173            2,041
                                                                                   -------          -------

     Income from continuing operations                                               1,555            2,212

 Discontinued operations, net of tax                                                     5             (477)
                                                                                   -------          -------

   Net income                                                                      $ 1,560          $ 1,735
                                                                                   =======          =======

 Basic and diluted earnings (loss) per common share:
   Continuing operations                                                           $   .10          $   .14
   Discontinued operations                                                             .00             (.03)
                                                                                   -------          -------

                                                                                   $   .10          $   .11
                                                                                   =======          =======

 Cash dividends per share                                                          $  -             $  .125
                                                                                   =======          =======


 Shares used in the calculation of basic and diluted earnings per share
                                                                                    15,125           15,216
                                                                                   =======          =======


          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                       2004              2005
                                                                                       ----              ----


Net income                                                                             $ 1,560           $1,735
                                                                                       -------           ------

Other comprehensive income (loss), net of tax: Currency translation adjustment:
    Arising during the period                                                           (1,439)             358
    Disposal of business unit                                                             -                 739
                                                                                       -------           ------
                                                                                        (1,439)           1,097

  Unrealized loss on cash flow hedges                                                     -                 (75)
                                                                                       -------           ------

      Total other comprehensive income                                                  (1,439)           1,022
                                                                                       -------           ------

      Comprehensive income                                                             $   121           $2,757
                                                                                       =======           ======








          See accompanying notes to consolidated financial statements.
                                     - 6 -

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)

                                                                                            2004             2005
                                                                                            ----             ----

 Cash flows from operating activities:
   Net income                                                                             $  1,560          $  1,735
   Depreciation and amortization                                                             3,746             2,707
   Deferred income taxes:
     Continuing operations                                                                    (562)               66
     Discontinued operations                                                                     -              (187)
   Other, net                                                                                  102               877
   Change in assets and liabilities:
     Accounts receivable                                                                    (1,964)           (2,341)
     Inventories                                                                             1,782               (46)
     Accounts payable and accrued liabilities                                               (2,266)              605
     Accounts with affiliates                                                                   50               178
     Income taxes                                                                            1,038            (1,734)
     Other, net                                                                               (122)               87
                                                                                          --------          --------

       Net cash provided by operating activities                                             3,364             1,947
                                                                                          --------          --------

 Cash flows from investing activities:
   Capital expenditures                                                                       (609)           (5,146)
   Proceeds from disposal of assets held for sale                                                -            18,094
   Cash of disposed business unit                                                                -            (4,006)
   Other, net                                                                                   10                 6
                                                                                          --------          --------

       Net cash provided (used) by investing activities                                       (599)            8,948
                                                                                          --------          --------

 Cash flows from financing activities:
   Indebtedness:
      Additions                                                                                252                 -
      Principal payments                                                                   (12,064)              (10)
      Deferred financing costs paid                                                            (28)              (28)
   Dividends                                                                                  -               (1,899)
   Issuance of common stock                                                                   _                  191
                                                                                          --------         ---------

       Net cash used by financing activities                                               (11,840)           (1,746)
                                                                                          --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                             (9,075)            9,149
   Currency translation                                                                        (286)              219
 Cash and cash equivalents at beginning of period                                            21,726            21,037
                                                                                           --------          --------

 Cash and cash equivalents at end of period                                                $ 12,365          $ 30,405
                                                                                           ========          ========

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                               $   252          $     55
     Income taxes                                                                               521             2,834

   Noncash investing and financing activities:
     Note receivable                                                                          $  -          $  4,179

          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005

                                 (In thousands)

                                   (Unaudited)



                                                                                              Accumulated other
                                                                                                comprehensive
                                                                                                income (loss)-
                                            Common Stock      Additional                  -------------------------      Total
                                           ---------------     paid-in      Retained       Currency        Hedging    stockholders'
                                         Class A   Class B     capital      Earnings      translation    Derivatives     equity
                                         -------   -------    ---------     --------      -----------    -----------    --------

Balance at December 31, 2004               $52       $100      $108,828      $38,523         $7,678        $   75      $155,256

Net income                                   -          -             -        1,735              -             -         1,735

Other comprehensive income, net             -          -           -            -             1,097           (75)        1,022

Cash dividends                               -          -             -       (1,899)             -             -        (1,899)

Issuance of common stock                    -          -            191         -              -             -              191
                                           ---       ----      --------      -------         ------        ------      --------

Balance at March 31, 2005                  $52       $100      $109,019      $38,359         $8,775        $ -         $156,305
                                           ===       ====      ========      =======         ======        ======      ========





          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2005 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2004 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 2004 Annual Report.

     At March 31, 2005, CompX Group, Inc., a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL) owned 83% of the Company's outstanding common stock. NL owns 82.4% of CompX Group, and a wholly owned subsidiary of Titanium Metals Corporation (NYSE:TIE) ("TIMET") owns the remaining 17.6% of CompX Group. At March 31, 2005, (i) the wholly owned subsidiary of TIMET owns an additional 2% of CompX directly, (ii) Valhi, Inc. holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 43% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies and the Company.

     Stock options. As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 10. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options in accordance with APBO No. 25 was not significant during the first three months of 2004 or 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                                           Three months ended
                                                                                               March 31,
                                                                                           2004          2005
                                                                                           ----          ----
                                                                                             (In thousands)

 Net income, as reported                                                                 $1,560       $ 1,735
 Deduct:  Total stock-based employee compensation expense
   related to stock options determined under fair value
   based method for all awards, net of related tax effects                                 (136)          (34)
                                                                                         ------       -------

 Pro forma net income                                                                    $1,424       $ 1,701
                                                                                         ======       =======

 Earnings per share - basic and diluted:
   As reported                                                                           $  .10       $   .11
                                                                                         ======       =======

   Pro forma                                                                             $  .09       $   .11
                                                                                         ======       =======

Note 2 - Business segment information:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2004               2005
                                                                                     ----               ----
                                                                                         (In thousands)
 Net sales:
   Security Products                                                                 $18,764             $18,544
   Precision Slides                                                                   18,251              21,101
   Ergonomics                                                                          6,561               7,198
                                                                                     -------             -------
     Total net sales                                                                 $43,576             $46,843
                                                                                     =======             =======
 Operating income (loss):
   Security Products                                                                 $ 2,187             $ 2,720
   Precision Slides                                                                     (586)                413
   Ergonomics                                                                            733               1,028
                                                                                     -------             -------

     Total operating income                                                            2,334               4,161

 Interest expense                                                                       (209)                (69)
 Other general corporate income, net                                                     603                 161
                                                                                     -------             -------

   Income from continuing operations before
    income taxes                                                                     $ 2,728             $ 4,253
                                                                                     =======             =======

Note 3 -       Inventories:

                                                                                   December 31,          March 31,
                                                                                      2004                2005
                                                                                   -----------         -----------
                                                                                         (In thousands)

 Raw materials                                                                       $ 4,514             $ 4,774
 Work in process                                                                       9,019               9,776
 Finished products                                                                     7,184               6,214
 Supplies                                                                                 65                  74
                                                                                     -------             -------

                                                                                     $20,782             $20,838
                                                                                     =======             =======

                                     - 10 -

Note 4 -       Accounts payable and accrued liabilities:

                                                                                   December 31,          March 31,
                                                                                       2004                2005
                                                                                    ---------         ------------
                                                                                         (In thousands)

 Accounts payable                                                                    $ 6,392             $ 7,468
 Accrued liabilities:
   Employee benefits                                                                   7,987               6,964
   Professional fees                                                                     730                 666
   Insurance                                                                             448                 511
   Taxes other than on income                                                            399                 393
   Sales rebates                                                                         291                 612
   Other                                                                               1,457               1,511
                                                                                     -------             -------

                                                                                     $17,704             $18,125
                                                                                     =======             =======

Note 5 - Indebtedness:

                                                                                    December 31,         March 31,
                                                                                       2004               2005
                                                                                    -----------          ---------
                                                                                         (In thousands)

 Capital lease obligations                                                              $127                $117
 Less current portion                                                                     42                  42
                                                                                        ----                ----

                                                                                        $ 85                $ 75
                                                                                        ====                ====

Note 6 - Other general corporate income (expense), net:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2004               2005
                                                                                     ----               ----
                                                                                         (In thousands)

 Interest income                                                                      $ 427               $ 176
 Currency exchange transactions, net                                                    143                 (54)
 Other, net                                                                              33                  39
                                                                                      -----               -----

                                                                                      $ 603               $ 161
                                                                                      =====               =====

Note 7 - Provision for income taxes:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2004               2005
                                                                                     ----               ----
                                                                                         (In thousands)

 Expected tax expense                                                                $  955              $1,489
 Non-U.S. tax rates                                                                     (31)                (78)
 Incremental U.S. tax on earnings of foreign
  subsidiaries                                                                          189                 572
 State income taxes                                                                      27                  72
 Other, net                                                                              33                 (14)
                                                                                     ------              ------

                                                                                     $1,173              $2,041
                                                                                     ======              ======

Note 8 - Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. At March 31, 2005, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $2.5 million for Canadian dollars at exchange rates of Cdn. $1.20 to Cdn. $1.23 per U.S. dollar. Such contracts matured through May 2005. The exchange rate was Cdn. $1.21 per U.S. dollar at March 31, 2005. The estimated fair value of such contracts is not material at March 31, 2005.

Note 9 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 the Company's board of directors committed to a formal plan to dispose of its Thomas Regout operations in The Netherlands. Such operations met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its Consolidated Statements of Cash Flows to reflect discontinued operations or assets held for sale. In classifying the net assets of the European Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $14.4 million impairment charge to write-down its investment in the European Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, the Company completed the sale of its Thomas Regout operations in Europe for net proceeds of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash and a note receivable in the principal amount of $4.2 million. The note receivable bears interest at a fixed rate of 7% and is payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party debt of the purchaser. Accordingly, the Company no longer includes the results of operations of the European Thomas Regout operations subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of the European Thomas Regout operations were approximately $860,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($477,000, net of income tax benefit) was recognized in the first quarter of 2005. Such charge represents an additional impairment of goodwill.

     During the first quarter of 2004, the European Thomas Regout operations reported net sales of $9.9 million, operating income of $400,000, interest expense of $400,000 and a nominal amount of net income.

Note 10 - Accounting principles not yet implemented:

     Inventory costs. The Company will adopt SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC"), the Company will adopt SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported income from continuing operations of $2.2 million in the first quarter of 2005 compared to income of $1.6 million for the first quarter of 2004. The overall improvement is primarily the result of the favorable impact of cost reduction initiatives undertaken over the last several years as well as those initiated in the current period.

Results of Operations

                                                                        Three months ended
                                                                             March 31,
                                                                     -------------------------             %
                                                                        2004            2005             Change
                                                                     ----------       --------           ------
                                                                        (In millions)

 Net sales:
   Security Products                                                  $18,764          $18,544            (1)%
   Precision Slides                                                    18,251           21,101            16%
   Ergonomics                                                           6,561            7,198            10%
                                                                      -------          -------

     Total net sales                                                  $43,576          $46,843             7%
                                                                      =======          =======

 Operating income (loss):
   Security Products                                                  $ 2,187          $ 2,720            24%
   Precision Slides                                                      (586)             413           n.m.
   Ergonomics                                                             733            1,028            40%
                                                                      -------          -------

     Total operating income                                           $ 2,334          $ 4,161            78%
                                                                      =======          =======

n.m. = not meaningful

     Currency. CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the Precision Slides and Ergonomics segments, and do not materially affect the Security Products segment. During the first quarter of 2005, currency exchange rate fluctuations did not significantly impact comparisons with 2004.

     Net sales. Net sales increased $3.2 million, or 7%, to $46.8 million in the first quarter of 2005 from $43.6 million in the first quarter of 2004 due primarily to an increase in selling prices for certain products across all segments.

     Cost of goods sold. The Company's cost of goods sold increased 4% in the first quarter of 2005 compared to 2004 while net sales increased 7% during the same period. The Company's gross margin percentage increased from 19% in the 2004 period to 22% in the 2005 period. This improvement resulted from the favorable impact of the cost reduction initiatives undertaken over the last several years as well as those initiated in the current period. Gross margin comparisons were also favorably impacted by selling price increases on certain Precision Slides and Ergonomics products and relative changes in product mix at Security Products in the first quarter of 2005 as compared to the first quarter of 2004.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 14% of net sales in 2004 and 13% in 2005.

     Operating income. Operating income in the first quarter of 2005 increased to $4.2 million compared to $2.3 million for the first quarter of 2004. As a percentage of net sales, operating income increased to 9% for the first quarter of 2005 from 5% for the first quarter of 2004 due to the improvement in gross margins discussed above.

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income, currency exchange transaction gains and losses, and gains and losses on disposals of other assets. Currency exchange transactions, net were approximately $200,000 lower in the first quarter of 2005 compared to the first quarter of 2004 due to less volatility in intra-quarter currency exchange rates in 2005.

     Interest expense. Interest expense declined in the first quarter of 2005 compared to the first quarter of 2004 due primarily to lower average levels of outstanding debt.

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

     As disclosed in the 2004 Annual report, CompX became a member of Contran's consolidated U.S. federal income tax group (the "Contran Tax Group") in October 2004. As a member of the Contran Tax Group, CompX computes its provision for income taxes on a separate company basis, using the tax elections made by Contran. One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. During the first quarter of 2004, and prior to CompX becoming a member of the Contran Tax Group, CompX was able to claim a tax credit with respect to foreign income taxes paid. During the first quarter of 2005, CompX is not claiming a credit with respect to foreign income taxes paid but instead is claiming a tax deduction, since Contran has elected to claim a tax deduction for such items. This has resulted in an increase in the Company's effective income tax rate in the first quarter of 2005 as compared to the same period in 2004.

     Discontinued   operations.   See  Note  9  to  the  Consolidated  Financial
Statements.

     Accounting principles not yet implemented. See Note 10 to the Consolidated Financial Statements.

     Outlook. While demand has stabilized across most product segments, certain customers are seeking lower cost Asian sources as alternatives to the Company's products. CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. The Company's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including our own Asian based manufacturing facilities. The Company also has emphasized and focused on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. The combination of the Company's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of pricing pressures from Asian competitors.

     Additionally, the Company's cost for steel continues to be unstable due to the continued high demand and shortages in various parts of the world. While the Company has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that the Company would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of the Company's customers to find less expensive products from foreign manufacturers. The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of the Company's higher-margin ergonomic computer support systems to improve operating results. These actions, along with other activities to eliminate excess capacity, are designed to position the Company to expand more effectively on both new product and new market opportunities to improve Company profitability.

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

     At March 31, 2005, there were no amounts outstanding under the Company's credit facility that matures in January 2006. The Company does not expect it will be required to use any of its cash flow from operating activities generated during 2005 to repay indebtedness. The Company expects to seek a renewal of its credit facility during the second half of 2005.


  Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $1.5 million in the first quarter of 2004 compared to a net use of cash of $3.3 million in the first quarter of 2005.

     Investing activities. Net cash used by investing activities totaled $.6 million in the first quarter of 2004 and provided for $9.0 million in the first quarter of 2005, which include the net proceeds from the sale of the Thomas Regout operations in Europe discussed below.

     On January 24, 2005, CompX completed the disposition of all of the net assets of its Thomas Regout precision slide and window furnishing operations, conducted at its facility in the Netherlands, to members of Thomas Regout management for net proceeds of approximately $22.3 million. The proceeds consisted of cash (net of costs to sell) of approximately $18.1 million and a subordinated Note for approximately $4.2 million. The subordinated note requires annual payments over a period of four years. Historically, the Thomas Regout European operations have not contributed significantly to net cash flows from operations. See Note 9 to the Consolidated Financial Statements.

     Firm purchase commitments for capital projects not commenced at March 31, 2005 approximated $2.5 million.

     Financing activities. Net cash used by financing activities totaled $11.8 million and $1.7 million in the first quarter of 2004 and 2005, respectively. The Company reduced debt by $11.8 million in the first quarter of 2004 and paid a quarterly dividend of $1.9 million, or $.125 per share, in the first quarter of 2005.

     Provisions contained in the Company's revolving bank credit facility could result in the acceleration of such indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the credit agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the credit agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business, which provision was waived in connection with the Company's sale of its Thomas Regout operations in Europe. Other than certain operating leases discussed in the 2004 Annual Report, neither CompX nor any of its subsidiaries are parties to any off-balance sheet financing arrangements.

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

ITEM 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. Exhibits.

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





                                            COMPX INTERNATIONAL INC.
                                       ------------------------------------
                                                 (Registrant)





Date May 2, 2005                  By /s/ Darryl R. Halbert
     -----------------               ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                     and Controller