Form 10-Q
period 2005-06-30
COMPX INTERNATIONAL INC
filed 2005-08-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2005            Commission file number 1-13905
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No --- X

Number of shares of common stock outstanding on July 25, 2005:
        Class A:   5,217,480
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                       Page
                                                                      number
                                                                      ------

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2004;
                  June 30, 2005 (Unaudited)                               3-4

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2004 and 2005 (Unaudited)                       5

                 Consolidated Statements of Comprehensive Income -
                  Three and six months ended
                  June 30, 2004 and 2005 (Unaudited)                       6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2004 and 2005 (Unaudited)      7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2005 (Unaudited)               8

                 Notes to Consolidated Financial Statements (Unaudited)  9-13

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  14-19

  Item 4.        Controls and Procedures.                               19-20

Part II.         OTHER INFORMATION

 Item 4.         Submission of Matters to a Vote of Security Holders     21

 Item 6.         Exhibits                                                21

                                              COMPX INTERNATIONAL INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)


               ASSETS                                                            December 31,            June 30,
                                                                                     2004                  2005
                                                                                 -----------             --------
                                                                                 (Unaudited)

 Current assets:
   Cash and cash equivalents                                                        $ 16,803             $ 33,100
   Accounts receivable, net                                                           19,212               21,321
   Receivables from affiliates                                                           635                  300
   Refundable income taxes                                                                57                  553
   Inventories                                                                        20,782               19,945
   Prepaid expenses and other                                                          1,390                2,105
   Deferred income taxes                                                               1,447                1,519
   Current portion of note receivable                                                      -                1,306
   Assets held for sale                                                               17,957                 -
                                                                                    --------             --------

       Total current assets                                                           78,283               80,149
                                                                                    --------             --------

 Other assets:
   Goodwill                                                                           29,012               30,559
   Note receivable                                                                         -                2,873
   Other intangible assets                                                             1,703                1,591
   Other                                                                                 195                  142
   Assets held for sale                                                               10,964                 -
                                                                                    --------             --------

       Total other assets                                                             41,874               35,165
                                                                                    --------             --------

 Property and equipment:
   Land                                                                                4,713                8,145
   Buildings                                                                          26,877               26,977
   Equipment                                                                         104,041              103,759
   Construction in progress                                                            2,299                5,172
                                                                                    --------             --------
                                                                                     137,930              144,053

   Less accumulated depreciation                                                      71,808               76,132
                                                                                    --------             --------

       Net property and equipment                                                     66,122               67,921
                                                                                    --------             --------

                                                                                    $186,279             $183,235
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                  (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                           December 31,            June 30,
                                                                                    2004                  2005
                                                                                   -------             ---------
                                                                                                     (Unaudited)

 Current liabilities:
   Accounts payable and accrued liabilities                                        $ 18,304             $ 19,493
   Income taxes payable to affiliates                                                     -                  452
   Income taxes                                                                       2,687                  378
   Liabilities related to assets held for sale                                        4,998                 -
                                                                                   --------             --------

       Total current liabilities                                                     25,989               20,323
                                                                                   --------             --------

 Noncurrent liabilities:
   Deferred income taxes                                                              4,949                6,424
   Other non-current liabilities                                                         85                   63
                                                                                   --------             --------

       Total noncurrent liabilities                                                   5,034                6,487
                                                                                   --------             --------

 Stockholders' equity:
   Preferred stock                                                                        -                    -
   Class A common stock                                                                  52                   52
   Class B common stock                                                                 100                  100
   Additional paid-in capital                                                       108,828              109,133
   Retained earnings                                                                 38,523               38,834
   Accumulated other comprehensive income                                             7,753                8,306
                                                                                   --------             --------

       Total stockholders' equity                                                   155,256              156,425
                                                                                   --------             --------

                                                                                   $186,279             $183,235
                                                                                   ========             ========



Commitments and contingencies (Note 1)




          See accompanying notes to consolidated financial statements.

                                              COMPX INTERNATIONAL INC.

                                          CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share data)

                                                     (Unaudited)

                                                                      Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                   ------------------------     ------------------------
                                                                    2004            2005          2004           2005
                                                                   ------          --------     -------         --------

 Net sales                                                         $46,246         $45,730       $ 89,822       $ 92,573
 Cost of goods sold                                                 35,331          35,203         70,507         71,763
                                                                   -------         -------       --------       --------

     Gross margin                                                   10,915          10,527         19,315         20,810

 Selling, general and administrative expense                         6,126           5,802         12,191         11,924
                                                                   -------         -------       --------       --------

     Operating income                                                4,789           4,725          7,124          8,886

 Other general corporate income (expense), net                         661              80          1,263            242
 Interest expense                                                     (147)            (69)          (356)          (138)
                                                                   --------        --------      ---------      ---------

     Income from continuing operations
      before income taxes                                            5,303           4,736          8,031          8,990

 Provision for income taxes                                          2,317           2,361          3,490          4,403
                                                                   -------         -------       --------       --------

   Income from continuing operations                                 2,986           2,375          4,541          4,587

 Discontinued operations, net of tax                                   292            -               297           (477)
                                                                   -------         -------       --------       --------

     Net income                                                    $ 3,278         $ 2,375       $  4,838       $  4,110
                                                                   =======         =======       ========       ========

 Basic and diluted earnings per common share:
   Continuing operations                                           $   .20         $   .16       $    .30       $    .30
   Discontinued operations                                             .02            -               .02           (.03)
                                                                   -------         -------       --------       --------

                                                                   $   .22         $   .16       $    .32       $    .27
                                                                   =======         =======       ========       ========

 Cash dividends per share                                          $  -            $  .125       $   -          $    .25
                                                                   =======         =======       ========       ========


 Shares used in the calculation of basic
  and diluted earnings per share                                    15,154          15,214         15,140         15,215
                                                                   =======         =======       ========       ========


          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                   (Unaudited)

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                  -------------------------      -------------------------
                                                                    2004             2005          2004             2005
                                                                  --------         --------      --------         --------

 Net income                                                       $ 3,278          $ 2,375       $ 4,838          $ 4,110

 Other comprehensive income (loss) net of tax: Currency translation adjustment:
     Arising during the period                                       (479)            (476)       (1,918)            (118)
     Disposal of business unit                                       -                -             -                 739
                                                                  -------          -------       -------          -------
                                                                     (479)            (476)       (1,918)             621

   Unrealized gain (loss) on cash flow hedges                        -                   7          -                 (68)
                                                                  -------          -------       -------          -------

     Comprehensive income                                         $ 2,799          $ 1,906       $ 2,920          $ 4,663
                                                                  =======          =======       =======          =======





          See accompanying notes to consolidated financial statements.
                                     - 6 -

                                              COMPX INTERNATIONAL INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Six months ended June 30, 2004 and 2005

                                                   (In thousands)

                                                     (Unaudited)

                                                                                            2004             2005
                                                                                            ----             ----

 Cash flows from operating activities:
   Net income                                                                             $  4,838          $  4,110
   Depreciation and amortization                                                             7,285             5,368
   Goodwill impairment                                                                           -               864
   Deferred income taxes:
     Continuing operations                                                                    (682)              117
     Discontinued operations                                                                     -              (187)
   Other, net                                                                                  218                80
   Change in assets and liabilities:
     Accounts receivable                                                                    (3,469)           (2,091)
     Inventories                                                                             1,252               756
     Accounts payable and accrued liabilities                                                 (226)            1,471
     Accounts with affiliates                                                                  306             1,563
     Income taxes                                                                            3,397            (2,609)
     Other, net                                                                                736              (787)
                                                                                          --------          --------

       Net cash provided by operating activities                                            13,655             8,655
                                                                                          --------          --------

 Cash flows from investing activities:
   Capital expenditures                                                                     (1,806)           (7,234)
   Proceeds from disposal of assets held for sale                                                -            18,094
   Cash of disposed business unit                                                                -            (4,006)
   Proceeds from sale of fixed assets                                                        2,119                12
                                                                                          --------          --------

       Net cash provided by investing activities                                               313             6,866
                                                                                          --------          --------

 Cash flows from financing activities:
   Indebtedness:
      Additions                                                                              2,252                 -
      Principal payments                                                                   (26,078)              (19)
   Proceeds from issuance of common stock                                                      330               217
   Deferred financing costs paid                                                               (28)              (28)
   Dividends                                                                                  -               (3,799)
                                                                                          --------          --------

       Net cash used by financing activities                                               (23,524)           (3,629)
                                                                                          --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                             (9,556)           11,892
   Currency translation                                                                        (552)              171
 Cash and cash equivalents at beginning of period                                            21,726            21,037
                                                                                           --------          --------

 Cash and cash equivalents at end of period                                                $ 11,618          $ 33,100
                                                                                           ========          ========

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                              $    428          $     82
     Income taxes                                                                               477             5,254
   Noncash investing activity - note receivable received
     upon disposal of business unit                                                          $   -          $  4,179

          See accompanying notes to consolidated financial statements.
                                     - 7 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                 Accumulated other
                                                                                comprehensive income
                                                                                       (loss)
                                                                              ------------------------
                                     Common Stock   Additional                                             Total
                                    ---------------    paid-in     Retained     Currency       Hedging   stockholders'
                                   Class A   Class B   capital     Earnings   translation   derivatives     equity
                                   -------   -------  ---------    --------   -----------   -----------    --------

Balance at December 31, 2004          $52     $100     $108,828    $38,523       $7,678         $  75     $155,256

Net income                              -        -            -      4,110            -             -        4,110

Other comprehensive income, net         -        -            -          -          621           (68)         553

Cash dividends                          -        -            -     (3,799)           -             -       (3,799)

Issuance of common stock                -       -           305       -            -              -            305
                                      ---     ----     --------    -------       ------         -----     --------

Balance at June 30, 2005              $52     $100     $109,133    $38,834       $8,299         $   7     $156,425
                                      ===     ====     ========    =======       ======         =====     ========




          See accompanying notes to consolidated financial statements.
                                     - 8 -

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2005 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2004 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report"). Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in the 2004 Annual Report.

     At June 30, 2005, CompX Group, Inc., a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL) owned 83% of the Company's outstanding common stock. NL owns 82.4% of CompX Group, and a wholly owned subsidiary of Titanium Metals Corporation (NYSE:TIE) ("TIMET") owns the remaining 17.6% of CompX Group. At June 30, 2005, (i) the wholly owned subsidiary of TIMET owns an additional 3% of CompX directly, (ii) Valhi, Inc. holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 44% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies and the Company.

     Stock options. As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 9. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. No compensation cost was recognized by the Company related to stock options in accordance with APBO No. 25 during the interim periods of 2004 or 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                    Three months ended               Six months ended
                                                                          June 30,                        June 30,
                                                                    -------------------           ----------------------
                                                                     2004         2005             2004           2005
                                                                    ------       ------           ------         ------
                                                                          (In thousands, except per share amounts)

 Net income, as reported                                            $3,278       $2,375           $4,838         $4,110
 Deduct:  Total stock-based employee
  compensation expense  related to stock
  options determined under fair value
  based method for all awards, net of related
  tax effects                                                         (136)         (23)            (272)           (57)
                                                                    ------       ------           ------         ------

 Pro forma net income                                               $3,142       $2,352           $4,566         $4,053
                                                                    ======       ======           ======         ======

 Earnings per share - basic and diluted:
   As reported                                                      $  .22       $  .16           $  .32         $  .27
                                                                    ======       ======           ======         ======

   Pro forma                                                        $  .21       $  .15           $  .30         $  .27
                                                                    ======       ======           ======         ======

Note 2 -       Business segment information:

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                      ---------------------          ---------------------
                                                                       2004          2005             2004           2005
                                                                      ------        -------          ------         -------
                                                                                       (In thousands)

 Net sales:
   Security Products                                                  $19,685       $18,717          $38,449        $37,261
   Precision Slides                                                    19,805        20,224           38,057         41,308
   Ergonomics                                                           6,756         6,789           13,316         14,004
                                                                      -------       -------          -------        -------
     Total net sales                                                  $46,246       $45,730          $89,822        $92,573
                                                                      =======       =======          =======        =======

 Operating income:
   Security Products                                                  $ 2,610       $ 2,585          $ 4,800       $  5,306
   Precision Slides                                                     1,478         1,401              844          1,815
   Ergonomics                                                             701           739            1,480          1,765
                                                                      -------       -------          -------       --------

     Total operating income                                             4,789         4,725            7,124          8,886

 Interest expense                                                        (147)          (69)            (356)          (138)
 Other general corporate income, net                                      661            80            1,263            242
                                                                      -------       -------          -------       --------

   Income from continuing operations
    before income taxes                                               $ 5,303       $ 4,736          $ 8,031       $  8,990
                                                                      =======       =======          =======       ========

Note 3 -       Inventories:

                                                                                   December 31,         June 30,
                                                                                      2004               2005
                                                                                     -------             ------
                                                                                         (In thousands)

 Raw materials                                                                       $ 4,514             $ 4,286
 Work in progress                                                                      9,019               9,559
 Finished products                                                                     7,184               6,030
 Supplies                                                                                 65                  70
                                                                                     -------             -------

                                                                                     $20,782             $19,945
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                  December 31,          June 30,
                                                                                      2004                2005
                                                                                     ------              -------
                                                                                           (In thousands)

 Accounts payable                                                                    $ 6,392             $ 7,420
 Accrued liabilities:
   Employee benefits                                                                   7,987               7,808
   Professional                                                                          730                 746
   Insurance                                                                             448                 411
   Taxes other than on income                                                            399                 540
   Sales rebates                                                                         291                 191
   Customer tooling                                                                      600                 945
   Other                                                                               1,457               1,432
                                                                                     -------             -------

                                                                                     $18,304             $19,493
                                                                                     =======             =======

Note 5 - Other general corporate income (expense), net:

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                      --------------------          ----------------------
                                                                       2004           2005            2004           2005
                                                                      ------         -----           ------         ------
                                                                                       (In thousands)

 Interest income                                                      $ 401          $  88          $  826          $ 264
 Currency transactions, net                                             169             38             313            (15)
 Other, net                                                              91            (46)            124             (7)
                                                                      -----          -----          ------          -----

                                                                      $ 661          $  80          $1,263          $ 242
                                                                      =====          =====          ======          =====

Note 6 - Provision for income taxes:

                                                                       Three months ended             Six months ended
                                                                           June 30,                        June 30,
                                                                     ---------------------           --------------------
                                                                      2004           2005            2004           2005
                                                                     ------         ------           -----          -----
                                                                                       (In thousands)

 Expected tax expense                                                 $1,856         $1,657           $2,811       $3,146
 Non-U.S. tax rates                                                      (89)           (27)            (120)        (105)
 Incremental U.S. tax on earnings of foreign
  subsidiaries                                                           415            675              604        1,247
 State income taxes                                                      259             53              286          125
 Tax contingency reserve adjustment                                     (358)             -             (358)           -
 Other, net                                                              234              3              267          (10)
                                                                      ------        -------           ------      -------

                                                                      $2,317        $ 2,361           $3,490      $ 4,403
                                                                      ======        =======           ======      =======

Note 7 - Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. At June 30, 2005, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $6.5 million for Canadian dollars at exchange rates of Cdn. $1.25 to Cdn. $1.26 per U.S. dollar. Such contracts mature through September 2005. The exchange rate was Cdn. $1.23 per U.S. dollar at June 30, 2005. The estimated fair value of such contracts is not material at June 30, 2005.

Note 8 - Discontinued operations:

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

     During the first six months of 2004, the European Thomas Regout operations reported net sales of $20.6 million, operating income of $1.2 million, interest expense of $762,000 and net income of $300,000.

Note 9 - Accounting principles not yet implemented:

     Inventory costs. The Company will adopt SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and thus the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported operating income of $4.7 million in the second quarter of 2005 compared to operating income of $4.8 million for the second quarter of 2004. The Company reported operating income of $8.9 million in the first six months of 2005 compared to operating income of $7.1 million for the first six months of 2004. The slight decrease in results during the second quarter was primarily due to slightly lower sales in the second quarter of 2005 compared to the second quarter of 2004. The improvement in results for the comparative six-month periods is primarily due to higher sales in the first quarter of 2005 combined with the ongoing favorable impact of cost reduction initiatives undertaken over the last several years and in the current period.

Results of Operations

                                              Three months ended                      Six months ended
                                                   June 30,                               June 30,
                                            -----------------------     %           ---------------------       %
                                             2004           2005      Change         2004          2005       Change
                                             ----           ----      ------         ----          ----       ------
                                                       (In thousands, except percentages)

 Net sales:
   Security Products                         $19,685        $18,717     -5%         $38,449       $37,261     -3%
   Precision Slides                           19,805         20,224      2%          38,057        41,308      9%
   Ergonomics                                  6,756          6,789     <1%          13,316        14,004      5%
                                             -------        -------                 -------       -------

     Total net sales                         $46,246        $45,730     -1%         $89,822       $92,573      3%
                                             =======        =======                 =======       =======

 Operating income (loss):
   Security Products                         $ 2,610        $ 2,585     -1%         $ 4,800       $ 5,306     10%
   Precision Slides                            1,478          1,401     -5%             844         1,815      n.m.
   Ergonomics                                    701            739      5%           1,480         1,765     19%
                                             -------        -------                 -------       -------

     Total operating income                  $ 4,789        $ 4,725     -1%         $ 7,124       $ 8,886     25%
                                             =======        =======                 =======       =======

n.m. = not meaningful

     Currency. CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). CompX's sales generated from its non-U.S. operations are denominated in both the U.S. dollar and in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the Precision Slides and Ergonomics segments, and do not materially affect the Security Products segment. During the second quarter and the first six months of 2005, currency exchange rate fluctuations did not significantly impact comparisons with 2004.

     Net sales. Net sales decreased $500,000, or 1%, to $45.7 million in the second quarter of 2005 from $46.2 million in the second quarter of 2004. The decrease is due primarily to lower sales volume partially offset by higher prices for certain products across all product lines. Net sales increased $2.8 million, or 3%, to $92.6 million for the first six months of 2005 from $89.8 million in the first six months of 2004. The increase is primarily due to increases in selling prices for certain products across all segments partially offset by sales volume decreases for certain products.

     Cost of goods sold. The Company's cost of goods sold for the second quarter of 2005 was comparable to 2004 while net sales decreased 1% during the same period. Cost of goods sold increased 2% in the first six months of 2005 compared to 2004, while net sales increased 3%. The Company's gross margin percentage decreased slightly from 24% in the second quarter of the 2004 period to 23% in the 2005 period and increased from 22% to 23% in the first six months of 2005 as compared to the first six months of 2004. The changes in gross margin percentages for the comparable periods is primarily due to the impact of fixed cost over varying net sales amounts.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 13% of net sales in the second quarter of 2004 and 2005. For the first six months of each year, selling, general, and administrative expense was 14% of net sales for 2004 and 13% for 2005.

     Operating income. Operating income for the second quarter of 2005 was comparable to the second quarter of 2004. Operating income in the first six months of 2005 increased to $8.9 million compared to $7.1 million for the first six months of 2004. As a percentage of net sales, operating income increased to 10% for the first six months of 2005 from 8% for the first six months of 2004 primarily due to the increase in net sales.

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 5 to the Consolidated Financial Statements, and primarily include interest income, currency exchange transaction gains and losses, and gains and losses on disposals of other assets. Interest income for the second quarter and six-month periods of 2004 includes interest income on long-term intercompany notes receivable with the European Thomas Regout operations of $375,000 and $762,000, respectively. Upon the sale of the Thomas Regout European operations in January, 2005, the intercompany notes receivable were extinguished and therefore no such interest income was recorded during the 2005 periods presented. Net currency exchange transaction gains (losses) were lower by approximately $131,000 from the second quarter of 2004 to the second quarter of 2005 and approximately $328,000 from the first six months of 2004 to the first six months of 2005 as the intra-quarter swings in currency exchange rates were less volatile in 2005.

     Interest expense. Interest expense declined in the interim periods of 2005 compared to 2004 due primarily to lower average levels of outstanding debt. The Company expects interest expense will be comparable during the second half of 2005 to the second half of 2004.

     Provision for income taxes. The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 6 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (county and/or state), and relative changes in the geographic mix of CompX's pre-tax earnings can result in fluctuations in the effective income tax rate.

     As disclosed in the 2004 Annual Report, CompX became a member of Contran's consolidated U.S. federal income tax group (the "Contran Tax Group") in October 2004. As a member of the Contran Tax Group, CompX computes its provision for income taxes on a separate company basis, using the tax elections made by Contran. One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. During the first six months of 2004, and prior to CompX becoming a member of the

Contran Tax Group, CompX was able to claim a tax credit with respect to foreign income taxes paid. During the first six months of 2005, CompX is not claiming a credit with respect to foreign income taxes paid but instead is claiming a tax deduction, since Contran has elected to claim a tax deduction for such items. This has resulted in an increase in the Company's effective income tax rate in the first six months of 2005 as compared to the same period in 2004.

     Discontinued   operations.   See  Note  8  to  the  Consolidated  Financial
Statements.

     Accounting principles not yet implemented. See Note 9 to the Consolidated Financial Statements.

     Outlook. While demand has stabilized across most product segments, certain customers continue to seek lower priced Asian sources as alternatives to the Company's products. CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge. The Company's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including our own Asian based manufacturing facilities. The Company also has emphasized and focused on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. The combination of the Company's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of pricing pressures from Asian competitors.

     The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of the Company's higher-margin ergonomic computer support systems and security products to improve operating results. These actions, along with other activities to eliminate excess capacity, have been designed to position the Company to expand more effectively on both new product and new market opportunities to improve Company profitability.

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

     At June 30, 2005, there were no amounts outstanding under the Company's credit facility that matures in January 2006. The Company does not expect it will be required to use any of its cash flow from operating activities generated during 2005 to repay indebtedness. The Company expects to seek a renewal of its credit facility during the second half of 2005.

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

However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $1.7 million in the first six months of 2005 compared to providing $2.0 million in the first six months of 2004.

     As noted above, relative changes in working capital can have a significant effect on cash flows from operating activities. The Company's average days sales outstanding related to its continuing operations increased from 38 days at December 31, 2004 to 42 days at June 30, 2005 due to timing of collection on the slightly higher accounts receivable balance at the end of June. The Company's average number of days in inventory related to its continuing operations was 52 days at December 31, 2004 and June 30, 2005.

     Investing activities. Net cash provided by investing activities totaled $.3 million in the first six months of 2004 and provided for $6.9 million in the first six months of 2005, which include the net proceeds from the sale of the Thomas Regout operations in Europe discussed below.

     On January 24, 2005, CompX completed the disposition of all of the net assets of its Thomas Regout precision slide and window furnishing operations, conducted at its facility in the Netherlands, to members of Thomas Regout management for net proceeds of approximately $22.3 million. The proceeds consisted of cash (net of costs to sell) of approximately $18.1 million and a subordinated note for approximately $4.2 million. The subordinated note requires annual payments over a period of four years. Historically, the Thomas Regout European operations have not contributed significantly to net cash flows from operations. See Note 8 to the Consolidated Financial Statements.

     Capital expenditures for 2005 are estimated at approximately $12 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at March 31, 2005 approximated $3.1 million.

     In June 2004, the Company received approximately $2.1 million from the sale of its surplus Trillium facility in Ontario, Canada, which approximated the net carrying value of such facility.

     Financing activities. The Company paid quarterly dividends of $3.8 million, or $.25 per share, in the first six months of 2005. During the first six months of 2004, the Company repaid a net $24.0 million under its revolving bank credit facility.

     Provisions contained in the Company's revolving bank credit facility could result in the acceleration of such indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the credit agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the credit agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business, which provision was waived in connection with the Company's sale of its Thomas Regout operations in Europe. Other than certain operating leases discussed in the 2004 Annual Report, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

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

Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to the following:

     o    Future supply and demand for the Company's products,
     o Changes in costs of raw materials and other operating costs (such as energy and steel costs),
     o    General global economic and political conditions,
     o    Demand for office furniture,
     o    Service industry employment levels,
     o    The possibility of labor disruptions,
     o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
     o    Substitute products,
     o    Customer and competitor strategies,
     o    Costs  and   expenses   associated   with   compliance   with  certain
          requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of the Company's internal control over financial reporting.
     o    The introduction of trade barriers,
     o    The impact of pricing and production decisions,
     o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
     o    Potential    difficulties   in   integrating   completed   or   future
          acquisitions,
     o Decisions to sell operating assets other than in the ordinary course of business,
     o    Uncertainties associated with new product development,

     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o The ability of the Company to renew or refinance its revolving bank credit facility,
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
     o    The impact of current or future government regulations,
     o    Possible future litigation and
     o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     CompX's 2005 Annual Meeting of Stockholders  was held on May 10, 2005. Paul
M. Bass, Jr., David A. Bowers, Keith R. Coogan, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 99.2% of the approximately 105.2 million votes eligible to be cast at the Annual Meeting.

ITEM 6. Exhibits.

          31.1           Certification

          31.2           Certification

          32.1           Certification

          32.2           Certification

          The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. CompX will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, Corporate Governance Guidelines and Audit Committee Charter, each as adopted by the Company's board of directors, upon request. Such requests should be directed to the attention of CompX's Corporate Secretary at CompX's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               COMPX INTERNATIONAL INC.
                                     (Registrant)





Date:  August 2, 2005                By /s/ Darryl R. Halbert
       -----------------                ---------------------------
                                        Darryl R. Halbert
                                        Vice President, Chief Financial Officer
                                         and Controller