Form 10-Q
period 2005-09-30
COMPX INTERNATIONAL INC
filed 2005-11-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 2005        Commission file number 1-13905
                      ------------------                               -------




                            COMPX INTERNATIONAL INC.
------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     --------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes No X

Number of shares of common stock outstanding on October 24, 2005:
        Class A:   5,234,280
        Class B:  10,000,000

                         COMPX INTERNATIONAL INC.

                                   INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2004;
                  September 30, 2005 (Unaudited)                           3-4

                 Consolidated Statements of Operations -
                  Three months and nine months ended
                  September 30, 2004 and 2005 (Unaudited)                   5

                 Consolidated Statements of Comprehensive Income (Loss)-
                  Three and nine months ended
                  September 30, 2004 and 2005 (Unaudited)                   6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2004 and 2005 (Unaudited) 7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2005 (Unaudited)          8

                 Notes to Consolidated Financial Statements (Unaudited)    9-14

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    15-21

  Item 4.        Controls and Procedures.                                 21-22

Part II.         OTHER INFORMATION

 Item 6.         Exhibits                                                  23

                            COMPX INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


               ASSETS                                                           December 31,        September 30,
                                                                                     2004               2005
                                                                                -------------       -------------
                                                                                                     (Unaudited)

 Current assets:
   Cash and cash equivalents                                                        $ 16,803             $ 28,348
   Accounts receivable, net                                                           19,212               22,291
   Receivables from affiliates                                                           635                  300
   Refundable income taxes                                                                57                  370
   Inventories                                                                        20,782               22,711
   Prepaid expenses and other                                                          1,390                1,807
   Deferred income taxes                                                               1,447                2,916
   Current portion of note receivable                                                      -                1,306
   Assets held for sale                                                               17,957                 -
                                                                                    --------             --------

       Total current assets                                                           78,283               80,049
                                                                                    --------             --------

 Other assets:
   Goodwill                                                                           29,012               35,734
   Note receivable                                                                         -                2,873
   Other intangible assets                                                             1,703                2,438
   Other                                                                                 195                  138
   Assets held for sale                                                               10,964                 -
                                                                                    --------             --------

       Total other assets                                                             41,874               41,183
                                                                                    --------             --------

 Property and equipment:
   Land                                                                                4,713                7,846
   Buildings                                                                          29,995               31,136
   Equipment                                                                         100,923              107,800
   Construction in progress                                                            2,299                2,355
                                                                                    --------             --------
                                                                                     137,930              149,137

   Less accumulated depreciation                                                      71,808               80,063
                                                                                    --------             --------

       Net property and equipment                                                     66,122               69,074
                                                                                    --------             --------

                                                                                    $186,279             $190,306
                                                                                    ========             ========

                                    - 3 -
                            COMPX INTERNATIONAL INC.

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                          December 31,         September 30,
                                                                                   2004                 2005
                                                                                 -----------         ------------
                                                                                                     (Unaudited)

 Current liabilities:
   Accounts payable and accrued liabilities                                        $ 18,304             $ 22,347
   Income taxes payable to affiliates                                                     -                   15
   Income taxes                                                                       2,687                  538
   Liabilities related to assets held for sale                                        4,998                 -
                                                                                   --------             --------

       Total current liabilities                                                     25,989               22,900
                                                                                   --------             --------

 Noncurrent liabilities:
   Deferred income taxes                                                              4,949               16,745
   Long term debt                                                                        85                1,469
                                                                                   --------             --------

       Total noncurrent liabilities                                                   5,034               18,214
                                                                                   --------             --------

 Stockholders' equity:
   Preferred stock                                                                        -                    -
   Class A common stock                                                                  52                   52
   Class B common stock                                                                 100                  100
   Additional paid-in capital                                                       108,828              109,556
   Retained earnings                                                                 38,523               30,809
   Accumulated other comprehensive income                                             7,753                8,675
                                                                                   --------             --------

       Total stockholders' equity                                                   155,256              149,192
                                                                                   --------             --------

                                                                                   $186,279             $190,306
                                                                                   ========             ========






Commitments and contingencies (Note 1)



          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share data)

                                   (Unaudited)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                 September 30,
                                                                   -----------------------       -----------------------
                                                                      2004           2005            2004         2005
                                                                   -------         -------       --------       --------

 Net sales                                                         $46,234         $47,135       $136,056       $139,708
 Cost of goods sold                                                 35,929          36,153        106,438        107,916
                                                                   -------         -------       --------       --------

     Gross margin                                                   10,305          10,982         29,618         31,792

 Selling, general and administrative expense                         5,232           6,029         17,424         17,953
                                                                   -------         -------       --------       --------

     Operating income                                                5,073           4,953         12,194         13,839

 Other general corporate income, net                                   215             100          1,478            339
 Interest expense                                                      (86)            (91)          (442)          (228)
                                                                   -------         -------       --------       --------

     Income from continuing operations
      before income taxes                                            5,202           4,962         13,230         13,950

 Provision for income taxes                                          1,658          11,082          5,148         15,483
                                                                   -------         -------       --------       --------

   Income (loss) from continuing operations                          3,544          (6,120)         8,082         (1,533)

 Discontinued operations, net of tax                                   345            -               645           (477)
                                                                   -------         -------       --------       --------

     Net income (loss)                                             $ 3,889         $(6,120)      $  8,727       $ (2,010)
                                                                   =======         =======       ========       ========

 Basic and diluted earnings (loss) per common share:
   Continuing operations                                           $   .24         $  (.40)      $    .54       $   (.10)
   Discontinued operations                                             .02            -               .04           (.03)
                                                                   -------         -------       --------       --------

                                                                   $   .26         $  (.40)      $    .58       $   (.13)
                                                                   =======         =======       ========       ========

 Cash dividends per share                                          $  -            $  .125       $   -          $   .375
                                                                   =======         =======       ========       ========


 Shares used in the calculation of basic
  and diluted earnings (loss) per share                             15,187          15,246         15,156         15,225
                                                                   =======         =======       ========       ========


          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                   (Unaudited)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                 --------------------------      -------------------------
                                                                    2004             2005          2004             2005
                                                                  --------         --------      -------          --------

 Net income (loss)                                                $ 3,889          $(6,120)      $ 8,727          $(2,010)

 Other comprehensive income (loss) net of tax:
   Currency translation adjustment:
     Arising during the period                                      1,436              368          (481)             250
     Disposal of business unit                                       -                -             -                 739
                                                                  -------          -------       -------          -------
                                                                    1,436              368          (481)             989

   Unrealized gain (loss) on hedging         derivatives
                                                                     -                   1          -                 (67)
                                                                  -------          -------       -------          -------

     Comprehensive income (loss)                                  $ 5,325          $(5,751)      $ 8,246          $(1,088)
                                                                  =======          =======       =======          =======










          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                  (Unaudited)

                                                                                            2004             2005
                                                                                            ----             ----

 Cash flows from operating activities:
   Net income (loss)                                                                      $  8,727          $ (2,010)
   Depreciation and amortization                                                            10,621             8,118
   Goodwill impairment                                                                           -               864
   Deferred income taxes:
     Continuing operations                                                                  (1,053)            8,828
     Discontinued operations                                                                     -              (187)
   Other, net                                                                                  343               275
   Change in assets and liabilities:
     Accounts receivable                                                                    (2,486)           (1,877)
     Inventories                                                                              (249)             (763)
     Accounts payable and accrued liabilities                                                 (192)            2,641
     Accounts with affiliates                                                                  241             1,126
     Income taxes                                                                            4,690            (2,264)
     Other, net                                                                                165              (532)
                                                                                          --------          --------

       Net cash provided by operating activities                                            20,807            14,219
                                                                                          --------          --------

 Cash flows from investing activities:
   Capital expenditures                                                                     (2,742)           (8,654)
   Proceeds from disposal of assets held for sale                                                -            18,094
   Cash of disposed business unit                                                                -            (4,006)
   Acquisition, net of cash acquired                                                             -            (7,342)
   Proceeds from sale of fixed assets                                                        2,134                19
                                                                                          --------          --------

       Net cash used by investing activities                                                  (608)           (1,889)
                                                                                          --------          --------

 Cash flows from financing activities:
   Indebtedness:
      Additions                                                                              2,253                 -
      Principal payments                                                                   (28,087)              (48)
   Proceeds from issuance of common stock                                                      499               639
   Deferred financing costs paid                                                               (28)              (28)
   Dividends                                                                                  -               (5,704)
                                                                                          --------          --------

       Net cash used by financing activities                                               (25,363)           (5,141)
                                                                                          --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                             (5,164)            7,189
   Currency translation                                                                        (491)              122
 Cash and cash equivalents at beginning of period                                            21,726            21,037
                                                                                           --------          --------

 Cash and cash equivalents at end of period                                                $ 16,071          $ 28,348
                                                                                           ========          ========

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                              $    459          $    105
     Income taxes                                                                             1,501             7,860
   Noncash investing activity - note receivable received
     upon disposal of business unit                                                       $   -             $  4,179



          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2005

                                 (In thousands)

                                   (Unaudited)


                                                                                Accumulated other
                                                                               comprehensive income
                                                                                     (loss)
                                         Common Stock   Additional            ----------------------   Total
                                        ---------------  paid-in    Retained    Currency    Hedging  stockholders'
                                     Class A   Class B   capital    Earnings  translation derivatives  equity
                                     -------   -------  ---------   --------  ----------- ----------- --------

Balance at December 31, 2004            $52     $100     $108,828    $38,523      $7,678    $  75     $155,256

Net loss                                  -        -            -     (2,010)          -        -       (2,010)

Other comprehensive income, net           -        -            -          -         989      (67)         922

Cash dividends                            -        -            -     (5,704)          -        -       (5,704)

Issuance of common stock                  -       -           728       -           -         -            728
                                        ---     ----     --------    -------      ------    -----     --------

Balance at September 30, 2005           $52     $100     $109,556    $30,809      $8,667    $   8     $149,192
                                        ===     ====     ========    =======      ======    =====     ========









          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2005 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2004 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report"). Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in the 2004 Annual Report.

     At September 30, 2005, CompX Group, Inc., a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL) owned 82.6% of the Company's outstanding common stock. NL owns 82.4% of CompX Group, and a wholly owned subsidiary of Titanium Metals Corporation (NYSE:TIE) ("TIMET") owns the remaining 17.6% of CompX Group. At September 30, 2005, (i) the wholly owned subsidiary of TIMET and NL own an additional 3.2% and .3%, respectively, of CompX directly, (ii) Valhi, Inc. holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 41% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies and the Company.

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

                                                                       Three months ended            Nine months ended
                                                                         September 30,                 September 30,
                                                                    --------------------         -------------------------
                                                                     2004          2005            2004             2005
                                                                    ------       --------         ------          --------
                                                                          (In thousands, except per share amounts)

 Net income (loss), as reported                                     $3,889       $(6,120)         $8,727         $(2,010)
 Deduct:  Total stock-based employee
  compensation expense  related to stock
  options determined under fair value
  based method for all awards, net of related
  tax effects                                                         (135)          (28)           (407)            (85)
                                                                    ------       -------          ------         -------

 Pro forma net income (loss)                                        $3,754       $(6,148)         $8,320         $(2,095)
                                                                    ======       =======          ======         =======

 Earnings per share - basic and diluted:
   As reported                                                      $  .26       $  (.40)         $  .58         $  (.13)
                                                                    ======       =======          ======         =======

   Pro forma                                                        $  .25       $  (.40)         $  .55         $  (.14)
                                                                    ======       =======          ======         =======


Note 2 -       Business segment information:

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                     ----------------------        ------------------------
                                                                      2004           2005            2004            2005
                                                                     -------       --------         -------         -------
                                                                                       (In thousands)

 Net sales:
   Security Products                                                  $19,105       $21,599         $ 57,554       $ 58,861
   Precision Slides                                                    19,925        18,665           57,982         59,989
   Ergonomics                                                           7,204         6,871           20,520         20,858
                                                                      -------       -------         --------       --------
     Total net sales                                                  $46,234       $47,135         $136,056       $139,708
                                                                      =======       =======         ========       ========

 Operating income:
   Security Products                                                  $ 2,576       $ 2,973         $  7,380       $  8,280
   Precision Slides                                                     1,087         1,001            1,926          2,815
   Ergonomics                                                           1,410           979            2,888          2,744
                                                                      -------       -------         --------       --------

     Total operating income                                             5,073         4,953           12,194         13,839

 Interest expense                                                         (86)          (91)            (442)          (228)
 Other general corporate income, net                                      215           100            1,478            339
                                                                      -------       -------         --------       --------

   Income from continuing operations
    before income taxes                                               $ 5,202       $ 4,962         $ 13,230       $ 13,950
                                                                      =======       =======         ========       ========

     In August 2005, CompX completed the acquisition of a component products business for aggregate cash consideration of $7.3 million, net of cash acquired. The purchase price has been allocated among the tangible and intangible net assets acquired based upon a preliminary estimate of the fair value of such net assets. The pro forma effect to CompX, assuming such acquisition had been completed as of January 1, 2005, is not material.

Note 3 -       Inventories:

                                                                                 December 31,         September 30,
                                                                                      2004                2005
                                                                                  ------------        ------------
                                                                                           (In thousands)

 Raw materials                                                                       $ 4,514             $ 7,534
 Work in progress                                                                      9,019               9,942
 Finished products                                                                     7,184               5,169
 Supplies                                                                                 65                  66
                                                                                     -------             -------

                                                                                     $20,782             $22,711
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                   December 31,     September 30,
                                                                                      2004              2005
                                                                                  ------------       -------------
                                                                                         (In thousands)

 Accounts payable                                                                    $ 6,392             $ 8,126
 Accrued liabilities:
   Employee benefits                                                                   7,987               9,188
   Customer tooling                                                                      600               1,352
   Professional                                                                          730                 874
   Insurance                                                                             448                 421
   Taxes other than on income                                                            399                 703
   Sales rebates                                                                         291                 251
   Other                                                                               1,457               1,432
                                                                                     -------             -------

                                                                                     $18,304             $22,347
                                                                                     =======             =======

Note 5 - Other general corporate income (expense), net:

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                      --------------------          ----------------------
                                                                      2004           2005            2004           2005
                                                                      ------        ------          ------         -------
                                                                                       (In thousands)

 Interest income                                                      $ 394           $144          $1,220           $408
 Currency transactions, net                                            (106)           (42)            209            (58)
 Other, net                                                             (73)            (2)             49            (11)
                                                                      -----           ----          ------           ----

                                                                      $ 215           $100          $1,478           $339
                                                                      =====           ====          ======           ====

Note 6 - Provision for income taxes:

                                                                       Three months ended            Nine months ended
                                                                         September 30,                 September 30,
                                                                      --------------------          ----------------------
                                                                      2004           2005            2004           2005
                                                                      ------        ------          ------         -------
                                                                                       (In thousands)

 Expected tax expense                                                 $1,820         $1,737           $4,631      $ 4,883
 Non-U.S. tax rates                                                     (131)           (44)            (251)        (149)
 Incremental U.S. tax on earnings of foreign
  subsidiaries                                                           332          9,695              936       10,942
 State income taxes                                                        -            178              286          303
 Tax contingency reserve adjustment                                     (198)          (169)            (556)        (169)
 Other, net                                                             (165)          (317)             102         (327)
                                                                      ------        -------           ------      -------

                                                                      $1,658        $11,080           $5,148      $15,483
                                                                      ======        =======           ======      =======

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of its foreign operations, as those earnings were deemed to be permanently reinvested. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in management's strategic plans for certain of CompX's non-U.S. operations, management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in the third quarter of 2005 the Company recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completes its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

Note 7 - Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The Company had no outstanding currency contracts as of September 30, 2005.

Note 8 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 the Company's board of directors committed to a formal plan to dispose of its Thomas Regout operations in The Netherlands. Such operations met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of the European Thomas Regout operations have been classified as discontinued operations for all periods presented. The Company has not reclassified its Consolidated Statements of Cash Flows to reflect discontinued operations or assets held for sale. In classifying the net assets of the European Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $14.4 million impairment charge to write-down its investment in the European Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, the Company completed the sale of its Thomas Regout operations in Europe for net proceeds of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash and a note receivable in the principal amount of $4.2 million. The note receivable bears interest at a fixed rate of 7% and is payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party debt of the purchaser. Accordingly, the Company no longer includes the results of operations of the European Thomas Regout operations subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of the European Thomas Regout operations were approximately $860,000 (before income tax benefit) less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($477,000, net of income tax benefit) was recognized in the first quarter of 2005. Such charge represents an additional impairment of goodwill.

     During the first nine months of 2004, the European Thomas Regout operations reported net sales of $30.5 million, operating income of $2.1 million, interest expense of $1.1 million and net income of $645,000.

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

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC"), the Company will adopt SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported operating income of $5.0 million in the third quarter of 2005 compared to operating income of $5.1 million for the third quarter of 2004. The Company reported operating income of $13.8 million in the first nine months of 2005 compared to operating income of $12.2 million for the first nine months of 2004. The slight decrease in results during the third quarter was primarily due to the negative impact of currency exchange rates in the third quarter of 2005 compared to the third quarter of 2004. The improvement in results for the comparative nine-month periods is primarily due to higher sales in the first quarter of 2005 combined with the ongoing favorable impact of a continuous focus on reducing costs partially offset by the negative impact of currency exchange rates. The results of the component products business acquired in August 2005 (see Note 2 to the Consolidated Financial Statements), which are not material, are included with the Security Products segment in the tables below.

Results of Operations

                                            Three months ended                     Nine months ended
                                               September 30,            %            September 30,            %
                                             2004           2005      Change      2004          2005       Change
                                             ----           ----      ------      ----          ----       ------
                                                       (In thousands, except percentages)

 Net sales:
   Security Products                         $19,105        $21,599     13.1%      $ 57,554       $58,861      2.3%
   Precision Slides                           19,925         18,665     -6.3%        57,982        59,989      3.5%
   Ergonomics                                  7,204          6,871     -4.6%        20,520        20,858      1.6%
                                             -------        -------                --------        ------

     Total net sales                         $46,234        $47,135      1.9%      $136,056      $139,708      2.7%
                                             =======        =======                ========      ========

 Operating income:
   Security Products                         $ 2,576         $2,973     15.4%       $ 7,380        $8,280     12.2%
   Precision Slides                            1,087          1,001     -7.9%         1,926         2,815     46.2%
   Ergonomics                                  1,410            979    -30.6%         2,888         2,744     -5.0%
                                             -------         --------               -------        ------

     Total operating income                  $ 5,073         $4,953     -2.4%       $12,194       $13,839     13.5%
                                             =======         ======                 =======       =======


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

                                                              Three months ended           Nine months ended
                                                              September 30, 2004          September 30, 2004
                                                                  vs. 2005                      vs.  2005
                                                              ------------------          -------------------
                                                                              (In thousands)

Currency impact on net sales:
     Security Products                                          $         -                   $         -
     Precision Slides                                                   288                           984
     Ergonomics                                                         130                           365
                                                                -----------                   -----------

       Total currency impact on net sales                       $       418                   $     1,349
                                                                ===========                   ===========

Currency impact on operating income:
     Security Products                                          $         -                   $         -
     Precision Slides                                                  (420)                       (1,061)
     Ergonomics                                                        (260)                         (727)
                                                                -----------                   -----------

       Total currency impact on operating
        income                                                  $      (680)                  $    (1,788)
                                                                ===========                   ===========

     Net sales. Net sales increased $900,000, or 2%, to $47.1 million in the third quarter of 2005 from $46.2 million in the third quarter of 2004. The increase is due primarily to sales volume associated with the business acquired in August 2005 and the net effect of fluctuations in currency exchange rates (as discussed above) and increases in selling prices for certain products across all segments to recover volatile raw material prices, partially offset by lower Precision Slides and Ergonomics sales volume. Net sales increased $3.6 million, or 3%, to $139.7 million for the first nine months of 2005 from $136.1 million in the first nine months of 2004. The increase is primarily due to increases in selling prices for certain products across all segments, sales volume associated with the acquired business and the net effect of fluctuations in currency exchange rates (as discussed above), partially offset by sales volume decreases for certain products.

     Cost of goods sold. The Company's cost of goods sold for the third quarter of 2005 was comparable to 2004 while net sales increased 2% during the same period. Cost of goods sold increased 1% in the first nine months of 2005 compared to 2004, while net sales increased 3%. The Company's gross margin percentage increased slightly from 22% in the third quarter of the 2004 period to 23% in the 2005 period and increased from 22% to 23% in the first nine months of 2005 as compared to the first nine months of 2004. The changes in gross margin percentages for the comparable periods is primarily due to the ongoing favorable impact of a continuous focus on reducing costs partially offset by the negative impact of currency exchange rates.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 11% of net sales in the third quarter of 2004 and 13% in the third quarter of 2005. The increase is primarily due to the timing of expenses on work relating to the Company's compliance with section 404 of the Sarbanes-Oxley Act of 2002. For the first nine months of each year, selling, general, and administrative expense was 13% of net sales for 2004 and 2005.

     Operating income. Operating income for the third quarter of 2005 was comparable to the third quarter of 2004. Operating income in the first nine months of 2005 increased to $13.8 million compared to $12.2 million for the first nine months of 2004. As a percentage of net sales, operating income increased to 10% for the first nine months of 2005 from 9% for the first nine months of 2004 primarily due to the increase in net sales and the favorable impact of a continuous focus on reducing costs partially offset by the negative impact of currency exchange rates (as discussed above).

     Other general corporate income (expense), net. The components of other general corporate income (expense), net are summarized in Note 5 to the Consolidated Financial Statements, and primarily include interest income, currency exchange transaction gains and losses, and gains and losses on disposals of fixed assets. Interest income for the third quarter and nine-month periods of 2004 includes interest income on long-term intercompany notes receivable from the European Thomas Regout operations of $379,000 and $1.1 million, respectively. Upon the sale of the Thomas Regout European operations in January, 2005, the intercompany notes receivable were extinguished and therefore no such interest income was recorded during the 2005 periods presented.

     Interest expense. Interest expense declined in the nine-month period of 2005 compared to 2004 due primarily to lower average levels of outstanding debt. The Company expects interest expense will be comparable during the fourth quarter of 2005 to the fourth quarter of 2004.

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

     As disclosed in the 2004 Annual Report, CompX became a member of Contran's consolidated U.S. federal income tax group (the "Contran Tax Group") in October 2004. As a member of the Contran Tax Group, CompX computes its provision for income taxes on a separate company basis, using the tax elections made by Contran. One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. During the first nine months of 2004, and prior to CompX becoming a member of the Contran Tax Group, CompX was able to claim a tax credit with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, during the first nine months of 2005, CompX is not claiming a credit with respect to foreign income taxes paid but instead is claiming a tax deduction. This has resulted in an increase in the Company's effective income tax rate in the first nine months of 2005 as compared to the same period in 2004.

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of its foreign operations, as those earnings were deemed to be permanently reinvested. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in management's strategic plans for certain of CompX's non-U.S. operations, management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in the third quarter of 2005 the Company recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.


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

     The Company will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of the Company's higher-margin ergonomic computer support systems and security products to improve operating results. In addition, the Company continues to develop sources for lower cost components for certain product lines to strengthen its ability to meet competitive pricing when practical. These actions, along with other activities to eliminate excess capacity, have been designed to position the Company to expand more effectively on both new product and new market opportunities to improve Company profitability.

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

     At September 30, 2005, there were no amounts outstanding under the Company's credit facility that matures in January 2006. The Company does not expect it will be required to use any of its cash flow from operating activities generated during 2005 to repay indebtedness. The Company expects to close on an extension of its credit facility during the fourth quarter of 2005.

  Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $1.7 million in the first nine months of 2005 compared to providing $2.2 million in the first nine months of 2004.

     As noted above, relative changes in working capital can have a significant effect on cash flows from operating activities. The Company's average days sales outstanding related to its continuing operations increased from 38 days at December 31, 2004 to 43 days at September 30, 2005 due to timing of collection on the slightly higher accounts receivable balance at the end of September. The Company's average number of days in inventory related to its continuing operations was 52 days at December 31, 2004 and 57 days at September 30, 2005. The increase in days in inventory is primarily due to higher raw material prices, primarily steel.

     Investing activities. Net cash used by investing activities totaled $.6 million in the first nine months of 2004 and $1.9 million in the first nine months of 2005, which include the net proceeds from the sale of the Thomas Regout operations in Europe discussed below.

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

     Capital expenditures for 2005 are estimated at approximately $11 million, the majority of which relate to projects that emphasize improved production efficiency and the shifting of production capacity to lower cost facilities. Firm purchase commitments for capital projects not commenced at September 30, 2005 approximated $4.4 million.

     In August 2005, CompX completed an acquisition of a company for $7.3 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements.

     In June 2004, the Company received approximately $2.1 million from the sale of its surplus Trillium facility in Ontario, Canada, which approximated the net carrying value of such facility.

     Financing activities. The Company paid quarterly dividends of $5.7 million, or $.375 per share, in the first nine months of 2005. During the first nine months of 2004, the Company repaid a net $24.0 million under its revolving bank credit facility.

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

ITEM 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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





Date November 4, 2005                By /s/ Darryl R. Halbert
     -----------------               ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                               and Controller