Form 10-K
period 2005-12-31
COMPX INTERNATIONAL INC
filed 2006-03-16
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 - For the fiscal year ended December 31, 2005

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
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered
   --------------------------                         ------------------------
     Class A common stock                             New York Stock Exchange
   ($.01 par value per share)


Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark:

          If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

          If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

          Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No X

          Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer Accelerated filer Non-accelerated filer X .

          Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

The aggregate market value of the 2.0 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) approximated $34 million.

As of January 31, 2006, 5,234,280 shares of Class A common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.   BUSINESS

General

     CompX International Inc. (NYSE: CIX) is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. The Company's products are principally designed for use in medium to high-end product applications, where design, quality and durability are critical to the Company's customers. The Company believes that it is among the world's largest producers of precision ball bearing slides, security products consisting of cabinet locks and other locking mechanisms and ergonomic computer support systems. In 2005, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 42%, 43% and 15% of net sales related to continuing operations, respectively.

     On January 24, 2005 the registrant completed the disposition of all of the net assets of its Thomas Regout precision slide and window furnishing operations, conducted at its facility in the Netherlands, to members of Thomas Regout management for proceeds of approximately $22.6 million. At December 31, 2004, the assets and liabilities of Thomas Regout are classified as "held for sale" and accordingly the results of operations have been classified as "discontinued operations" for all periods presented. See Note 10 to the Consolidated Financial Statements. In August 2005, the Company completed the acquisition of a component product business for aggregate cash consideration of $7.3 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements.

     At December 31, 2005, CompX is 83% owned by CompX Group, Inc., a majority owned subsidiary of NL Industries, Inc. (NYSE: NL). NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) ("TIMET") owns the remaining 18% of CompX Group. At December 31, 2005, (i) NL and TIMET own an additional 2% and 3%, respectively, of CompX directly, (ii) Valhi, Inc. (NYSE: VHI) holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 39% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies and the Company.

     The Company maintains a website on the internet with the address of www.compx.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2005 and copies of the Company's Quarterly Reports on Form 10-Q for 2005 and 2006 and any Current Reports on Form 8-K for 2005 and 2006, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC") at such website. Additional information regarding the Company, including the Company's Audit Committee Charter, the Company's Code of Business Conduct and Ethics and the Company's Corporate Governance Guidelines, may also be found at this website. The Company will also provide to anyone without charge copies of such documents upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 1A - "Risk Factors," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in materials filed with the Company's other filings with the SEC. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the following:

     o    Future supply and demand for the Company's products,
     o Changes in costs of raw materials and other operating costs (such as energy costs),
     o    General global economic and political conditions,
     o    Demand for office furniture,
     o    Service industry employment levels,
     o    The possibility of labor disruptions,
     o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
     o    Substitute products,
     o    Customer and competitor strategies,
     o    Costs  and   expenses   associated   with   compliance   with  certain
          requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of the Company's internal control over financial reporting,
     o    The introduction of trade barriers,
     o    The impact of pricing and production decisions,
     o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
     o    Potential    difficulties   in   integrating   completed   or   future
          acquisitions,
     o Decisions to sell operating assets other than in the ordinary course of business,
     o    Uncertainties associated with new product development,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o The ability of the Company to comply with covenants contained in its revolving bank credit facility,
     o    The ultimate outcome of income tax audits,
     o    The impact of current or future government regulations,
     o    Possible future litigation and
     o    Other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Industry Overview

     Currently, approximately 43% of the Company's products are sold to the office furniture manufacturing industry while the remainder are sold for use in other products, such as vending equipment, electromechanical enclosures, recreational transportation, computers and related equipment, banking equipment, refrigerators, tool boxes and other non-office furniture applications. In 2004, the office furniture industry began to recover from a multi-year contraction marked by consistently negative growth rates. Consequently, CompX's historical sales growth has been negatively affected. See Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, CompX's management believes that its emphasis on new product development and sales of its products to non-office furniture markets result in the potential for higher rates of growth and diversification of risk than the office furniture industry as a whole.

Products

     CompX manufactures and sells components in three major product lines: precision ball bearing slides, security products and ergonomic computer support systems.

     Sales for the respective product lines in 2003, 2004 and 2005 are as follows:

                                                                          Years ended December 31,
                                                               2003                2004                 2005
                                                               ----                ----                 ----
                                                                              ($ in thousands)

Precision ball bearing slides                                $ 69,709            $ 78,522            $ 77,854
Security products                                              76,155              75,872              80,825
Ergonomic computer support systems                             28,102              28,237              27,670
                                                          -----------         -----------         -----------

                                                             $173,966            $182,631            $186,349
                                                             ========            ========            ========

     The Company's precision ball bearing slides are sold under the CompX Precision Slides, CompX Waterloo, Waterloo Furniture Components, CompX DurISLide and CompX Dynaslide brand names; the Company's security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, STOCK LOCKS, KeSet and TuBar brand names; and the ergonomic computer support systems are sold under the CompX ErgonomX brand name. The Company believes that its brand names are well recognized in the industry.

     Precision ball bearing slides. CompX manufactures a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, refrigerators and other applications. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers. Precision ball bearing slides are manufactured to stringent industry standards and are designed in conjunction with original equipment manufacturers ("OEMs") to meet the needs of end users with respect to weight support capabilities, ease of movement and durability.

     Security products. The Company believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX provides security products to various industries including institutional furniture, banking, industrial equipment, recreational vehicles, vending and computer. The Company's products can also be found in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox, medical and other industries. Some of these products may include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented high security TuBar locking system.

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

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices (which minimize adverse effects of dust and moisture) and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms. These products include CompX's Leverlock, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, the Company offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers.

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

     A significant portion of the Company's sales are made through distributors. The Company has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end users. Based on the Company's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and, to some extent, precision ball bearing slides. The Company also operates a small tractor/trailer fleet associated with its Canadian facilities to provide an industry-unique service response to major customers for those Canadian manufactured products.

     The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. Sales to the Company's ten largest customers accounted for approximately 44% in 2003 and 43% in each of 2004 and 2005. In 2003, sales to the Company's largest customer was less than 10% of the Company's total sales. In 2004 and 2005, one customer accounted for 11% and 10% of sales, respectively. In each of 2003, 2004 and 2005, eight of the Company's top ten customers were located in the United States.

Manufacturing and Operations

     At December 31, 2005, CompX operated eight manufacturing facilities related to its continuing operations: six in North America (two in Illinois and one in each of Canada, South Carolina, Wisconsin and Michigan) and two in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. Other component products are manufactured at the Wisconsin facility acquired in 2005. The Company owns all of these facilities except for one of the Taiwan facilities, which is leased. See also Item 2 - "Properties." CompX also leases a distribution center in California. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

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

     The Company occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices, provided that the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     The Company competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. The Company's security products compete with a variety of relatively small domestic and foreign competitors. The Company competes in the ergonomic computer support systems market primarily on the basis of product quality, features and price with one major producer and a number of smaller domestic manufacturers, and primarily on the basis of price with a number of foreign manufacturers. Although the Company believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced product continues to intensify and there can be no assurance that the Company will be able to continue to successfully compete in all existing markets in the future.


Patents and Trademarks

     The Company holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. The Company's patents generally have a term of 20 years, and have remaining terms ranging from less than 3 years to 18 years at December 31, 2005. CompX's major trademarks and brand names, including CompX, CompX Precision Slides, CompX Security Products, CompX Waterloo, CompX ErgonomX, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited, CompX DurISLide and CompX Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. The Company believes such trademarks are well recognized in the component products industry.

International Operations

     The Company has substantial operations and assets located outside the United States, principally slide and ergonomic product operations in Canada and slide product operations in Taiwan. The majority of the Company's 2005 non-U.S. sales are to customers located in Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations. The Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

     As of December 31, 2005, the Company employed approximately 1,230 employees, including 750 in the United States, 330 in Canada and 150 in Taiwan. Approximately 70% of the Company's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the term of the contract. A new collective bargaining agreement was ratified in December 2005 that expires in January 2009. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. The Company believes that its labor relations are satisfactory.

Item 1A.  RISK FACTORS

     Listed below are certain risk factors associated with the Company and its businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

     We sell many of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. Each of the markets we serve is highly competitive, with a number of competitors offering similar products. We focus our efforts on the middle- and high-end segment of the market, where product design, quality and durability are the primary competitive factors. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs, especially those located in Asia. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Sales for certain of our products, principally precision slides and ergonomic products, are concentrated in the office furniture industry which has in the past experience significant changes in demand that could result in reduced earnings or operating losses for the Company. Sales of our products to the office furniture manufacturing industry accounted for approximately 57%, 51% and 43% for 2003, 2004 and 2005, respectively. The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not materially adversely affect our business.

     CompX's failure to enter into new markets would result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results. In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identifying new customers and developing new applications for those products in markets outside of the office furniture industry, such as home appliances and tool boxes. Developing these new applications for its products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets. We may not be successful in developing new customers or applications for our products outside of the office furniture industry. Significant time may be required for such development and uncertainty exists as to the extent to which we will face competition in this regard.

     Our development of new products as well as innovative features for current products is critical to sustaining and growing our sales. Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with potential customers. The ability to implement such coordination may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, there can be no assurance that any new products we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel. As we attempt to introduce new products in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might, on our financial condition or results of operations.

     We have in the past and intend to in the future pursue a growth strategy through acquisitions which could negatively affect operating results if the acquired businesses are not successful. Our ability to successfully grow through acquisitions will depend on many factors, including, among others, our ability to identify suitable growth opportunities and to successfully integrate acquired businesses. There can be no assurance that we will anticipate all of the changing demands that expanding operations will impose on our management and management information systems. Any failure by us to adapt our systems and procedures to those changing demands could have a material adverse effect on our results of operations and financial condition.

     Higher costs of our raw materials may decrease our liquidity. Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world wide supply and demand. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Zinc is a principal raw material used in the manufacture of security products. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

     As a global business, we are exposed to local business risks in different countries, which could result in operating losses. We conduct some of our businesses in several jurisdictions outside of the United States and are subject to risks normally associated with international operations, which include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, seizures, nationalizations, compliance with a variety of foreign laws, including tax laws, and the difficulty in enforcing agreements and collecting receivables through foreign legal systems. We could also be adversely affected by any restriction that limits our ability to repatriate our foreign profits back to the United States.

     We may incur losses from fluctuations in currency exchange rates. We operate businesses in Taiwan and Canada. A significant portion of the products produced at these locations are shipped to the U.S. and have product prices denominated in U.S. dollars. Therefore, we are exposed to risks related to the need to convert U.S. dollars that we receive for these products into the currencies required to pay for the raw material and operating expenses of the manufacturing facility, all of which could result in future losses depending on fluctuations in foreign currency exchange rates.

     If our patents are declared invalid or our trade secrets become known to competitors, our ability to compete may be adversely affected. Protection of our proprietary processes and other technology is important to our competitive position. Consequently, we rely on judicial enforcement for protection of our patents, and our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could result in decreasing our cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have the same effects.

     We also rely on certain unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although it is our practice to enter into confidentiality agreements to protect our intellectual property, because these confidentiality agreements may be breached, such agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, others could obtain knowledge of such trade secrets through independent development or other access by legal means.

     Loss of key personnel or our ability to attract and retain new qualified personnel could hurt our businesses and inhibit our ability to operate and grow successfully. Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We generally do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

     Our relationships with our union employees could deteriorate. At December 31, 2005, we employed approximately 1,230 persons worldwide in our various businesses, 230 of which are subject to a collective bargaining arrangement which expires in January 2009. We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

     We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Most of our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of our operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release, we could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         Not Applicable.

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

   Waterloo                      PS/ERG    Kitchener, Ontario               276,000           Slides/ergonomic
                                                                                              Products

   Byron Center                    PS      Byron Center, MI                 143,000           Slides

   National                        SP      Mauldin, SC                      198,000           Security products

   Fort                            SP      River Grove, IL                  100,000           Security products

   Timberline                      SP      Lake Bluff, IL                    25,000           Security products

   Dynaslide                       PS      Taipei, Taiwan                    48,000           Slides

   Dynaslide                       PS      Taipei, Taiwan                    18,000           Warehouse

   Neenah                          SP      Neenah, WI                        44,000           Other

Leased Facilities:

  Thomas Regout                    *       Maastricht,
                                            the Netherlands                 270,000           Slides

  Dynaslide                        PS      Taipei, Taiwan                    25,000           Slides

  Distribution Center            SP/ERG    Rancho Cucamonga, CA              12,000           Product distribution

PS - Precision Slides business segment SP - Security Products business segment ERG - Ergonomics business segment * - Discontinued operation

The Waterloo, Byron Center, National and Fort facilities are ISO-9001 registered. The Dynaslide and Neenah facilities are ISO-9002 registered. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes.

The business operated at the Thomas Regout facility was disposed of, including the leased facility, on January 24, 2005 and is classified as "discontinued operations" for all periods presented.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of January 31, 2006, there were approximately 20 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for CompX Class A common stock for 2004 and 2005 and dividends paid per share during such periods. On January 31, 2006, the closing price per share of CompX Class A common stock was $17.60.

                                                                                                     Dividends
                                                                      High             Low              paid
                                                                      ----             ---           ---------
 Year ended December 31, 2004

   First Quarter                                                     $13.90          $ 6.35                $ -
   Second Quarter                                                     16.95           13.00                  -
   Third Quarter                                                      17.60           13.97                  -
   Fourth Quarter                                                     16.82           14.90                .125

 Year ended December 31, 2005

   First Quarter                                                     $18.05          $16.15               $.125
   Second Quarter                                                     16.98           14.45                .125
   Third Quarter                                                      19.15           15.38                .125
   Fourth Quarter                                                     17.46           15.01                .125

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

     The Company's operations are comprised of a 52 or 53-week fiscal year. Excluding 2004, each of the years 2001 through 2005 consisted of a 52-week year. 2004 was a 53-week year.

                                                                       Years ended December 31,
                                                               --------------------------------
                                                      2001         2002         2003          2004          2005
                                                      ----         ----         ----          ----          ----
                                                                ($ in millions, except per share data)
 Income Statement Data

 Net sales                                           $179.7       $166.7       $174.0       $182.6        $186.3

 Operating income                                    $ 12.6       $  6.1       $  8.8       $ 15.4        $ 19.1

 Provision for income taxes                          $  6.4       $  3.0       $  3.4       $  7.8        $ 18.6

 Income from continuing operations                   $  8.8       $  0.9       $  5.8       $  9.5        $  0.9
 Discontinued operations                               (1.7)        (0.3)        (4.5)       (12.5)         (0.5)
                                                     ------       ------       ------       ------        ------

   Net income (loss)                                 $  7.1       $   .6       $  1.3       $ (3.0)       $  0.4
                                                     ======       ======       ======       ======        ======

 Basic and diluted earnings (loss)
  per share
         Continuing operations                       $  .58       $  .06       $  .38       $  .63        $  .06
         Discontinued operations                       (.11)        (.02)        (.30)        (.83)         (.03)
                                                     ------       ------       ------       ------        ------

                                                     $  .47       $  .04       $  .08       $ (.20)       $  .03
                                                     ======       ======       ======       ======        ======

 Cash dividends per share                            $  .50       $  .50       $ .125       $ .125        $  .50
 Weighted average common shares
  Outstanding                                          15.1         15.1         15.1         15.2          15.2

 Balance Sheet Data
  (at year end):

   Cash and other current assets                     $ 94.9       $ 71.3       $ 80.2       $ 78.3        $ 80.8
   Total assets                                       222.9        200.1        210.7        186.3         188.6
   Current liabilities                                 24.5         22.2         24.5         26.0          20.3
   Long-term debt, including
    current maturities                                 49.1         31.0         26.0          0.1           1.6
   Stockholders' equity                               143.0        142.0        154.4        155.3         150.1

 Cash Flow Data
   Net cash provided by operating
    activities                                       $ 27.7       $ 16.9       $ 24.4       $ 30.2        $ 20.0
   Net cash used by investing
    activities                                         (2.7)       (12.7)        (8.2)        (3.2)         (3.7)
   Net cash used by financing
    activities                                         (1.8)       (25.5)        (7.3)       (27.1)         (7.2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     The Company reported operating income of $19.1 million in 2005 compared to operating income of $15.4 million in 2004 and $8.8 million in 2003. As more fully described below, the Company's operating income increased from 2004 to 2005 as the favorable effect of higher sales in 2005 and the Company's ongoing focus on reducing costs more than offset the negative impact of relative changes in foreign currency exchange rates. The Company's operating income increased from 2003 to 2004 due primarily to the higher sales in 2004 and improved margins in 2004 through cost reduction efforts.

     Fluctuations in foreign currency exchange rates positively impacted sales in 2005 as compared to 2004 by $1.5 million, but negatively impacted operating income by $2.3 million. Fluctuations in foreign currency exchange rates positively impacted sales in 2004 as compared to 2003 by $2.5 million, but negatively impacted operating income by $.9 million. The impact on net sales is primarily due to the strengthening Canadian dollar in relation to the U.S. dollar. The impact on operating income is primarily from the Company's Canadian operations, where the majority of net sales are denominated in U.S. dollars while the majority of expenses are denominated in Canadian dollars.

     Cash provided by operating activities was $20.0 million in 2005 compared to $30.2 million in 2004 primarily due to changes in tax liabilities as a result of the improvement in taxable income in 2004 and 2005.

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

               Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2005, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit. See Notes 1 and 4 to the Consolidated Financial Statements. The estimated fair values of these three reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating such cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that such operations will achieve the future cash flows reflected in its projections. In December 2004, the Company's Thomas Regout operations met the criteria under GAAP to be classified as "held for sale" and thus was required to be measured at the lower of its carrying amount or estimated fair value less cost to sell. At such time, the Company recognized a $14.4 million impairment of the goodwill related to such operations, as the carrying amount of the net assets exceeded the estimated fair value less cost to sell of the operations. The disposal of such operations was completed in January 2005, and therefore the Company no longer reports goodwill attributable to such operations at December 31, 2005. See Note 10 to the Consolidated Financial Statements.

               Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2005, no impairment indicators were present with respect to the Company's property and equipment.

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

               In addition, the Company makes an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While the Company may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of its foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, the Company would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S. In this regard, during 2005 CompX determined that certain of the undistributed earnings of its non-U.S. operations could no longer be considered permanently reinvested, and in accordance with GAAP CompX recognized an aggregate $9.0 million provision for deferred income taxes on such undistributed earnings of its foreign subsidiaries. See Note 8 to the Consolidated Financial Statements.

Results of Operations

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company currently has three operating segments - Security Products, Precision Slides and Ergonomics. The Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other various industries. In August 2005, CompX completed the acquisition of a component products business. The results of the component products business acquired, which are not material, are included with the Security Products segment in the tables that follow. The Precision Slides segment, with facilities in Canada, Michigan and Taiwan, manufactures and distributes a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. The Ergonomics segment manufactures and distributes ergonomic computer support systems for office furniture from a facility in Canada that it shares with the Precision Slides segment. Prior to 2004, the Company had aggregated the Precision Slides and Ergonomics operating segments into a single reportable segment, CompX Waterloo, because of the integrated facility used by the two businesses and the similar economic characteristics, customer types, production processes, and distribution methods. During the fourth quarter of 2004, the Company began to measure the ergonomics business as a separate operating unit and develop appropriate allocations relating to certain shared expenses in order to disaggregate the 2004 operating results. Disaggregated information is not available for the year ended December 31, 2003 due to the impracticality of allocating certain historical expenses that are shared between the two segments. Therefore, aggregated segment amounts are reported for Precision Slides/ Ergonomics for all periods presented as well as the disaggregated information for 2004 and 2005.

Net sales and operating income

                                                                            Years ended
                                                                            December 31,            % Change
                                                                        --------------------       ---------
                                                                          2004        2005         2004-2005
                                                                           (In millions)

 Net sales:
   Precision Slides                                                     $ 78.5      $ 77.8          (1%)
   Security Products                                                      75.9        80.8           6%
   Ergonomics                                                             28.2        27.7          (2%)
                                                                        ------      ------

     Total net sales                                                    $182.6      $186.3           2%
                                                                        ======      ======

 Operating income:
   Precision Slides                                                     $  1.9      $  4.0          111%
   Security Products                                                       9.5        11.2           18%
   Ergonomics                                                              4.0         3.9          (3)%
                                                                        ------      ------
     Total operating income                                             $ 15.4      $ 19.1           24%
                                                                        ======      ======

 Operating income
  margin:
   Precision Slides                                                          2%          5%
   Security Products                                                        13%         14%
   Ergonomics                                                               14%         14%
   Total operating income margin                                             8%         10%

                                             Years ended December 31,                      % Change
                                           --------------------------              ----------------
                                          2003         2004        2005        2003 - 2004         2004 - 2005
                                          ----         ----        ----        -----------         -----------
                                  (In millions)

 Net sales:
   Precision Slides/
         Ergonomics                     $ 97.8       $106.7      $105.5              9%                  (1%)
   Security Products                      76.2         75.9        80.8             (<1%)                 6%
                                        ------       ------      ------

     Total net sales                    $174.0       $182.6      $186.3              5%                   2%
                                        ======       ======      ======

 Operating income (loss):
   Precision Slides/
         Ergonomics                     $ (0.7)      $  5.9         7.9            n.m.                  34%
   Security Products                       9.5          9.5        11.2               -                  18%
                                        ------       ------      ------
     Total operating
      Income                            $  8.8       $ 15.4      $ 19.1             75%                  24%
                                        ======       ======      ======

 Operating income (loss)
  margin:
   Precision Slides/
         Ergonomics                        (1%)           6%          7%
   Security Products                       12%           13%         14%
   Total operating income
    Margin                                  5%            8%         10%

n.m. - not meaningful

     Year ended December 31, 2005 compared to year ended December 31, 2004

     Currency. CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the Precision Slides and Ergonomics segments, and do not materially affect the Security Products segment. During 2005, currency exchange rate fluctuations positively impacted the Company's sales comparisons with 2004, and negatively impacted the Company's operating income comparisons for the same periods. The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translating into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar. The negative impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converting into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacts margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

     Net sales were positively impacted while operating income was negatively impacted by currency exchange rates in the following amounts by segment as compared to the currency exchange rates in effect during 2004:

                                                         Precision        Security
                                                           Slides         Products        Ergonomics         Total
                                                          -------         ---------        ---------        -------
Impact on net sales                                       $ 1,115            $  -             $426          $ 1,541
Impact on operating income                                 (1,295)              -             (956)          (2,251)

     Net Sales. Net sales increased $3.7 million, or 2%, in 2005 compared to 2004 principally due to increases in selling prices for certain products across all segments to recover volatile raw material prices, sales volume associated with the business acquired in 2005, and the net effect of fluctuations in currency exchange rates (as discussed above), partially offset by sales volume decreases for certain products resulting from Asian competition.

     Net sales of slide products in 2005 decreased 1% as compared to 2004, while 2005 net sales of security products increased 6% and net sales of ergonomic products decreased 2% as compared to the same period. The percentage changes in slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Costs of Goods Sold. The Company's cost of goods sold was flat in 2005 compared to 2004, although net sales increased during the same period. The resulting improvement in gross margin is primarily due to the ongoing favorable impact of a continuous focus on reducing costs partially offset by the negative impact of currency exchange rates.

     Selling, General and Administrative Expense. Selling, general and administrative expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales. As a percentage of net sales, selling, general and administrative expense was 13% in each of 2004 and 2005, respectively.

     Operating Income. Operating income for 2005 increased $3.7 million, or 24% compared to 2004 and operating margins increased to 10% in 2005 compared to 8% for 2004. Continued reductions in manufacturing, fixed overhead and other overhead costs were partially offset by the effects of the changes in currency exchange rates and higher raw material costs.

     Year ended December 31, 2004 compared to year ended December 31, 2003

     Currency. During 2004, currency exchange rate fluctuations of the Canadian dollar positively impacted the Company's sales comparisons with 2003 (principally with respect to slide products), and negatively impacted the Company's operating income comparisons for the same period.

     Net sales were positively impacted while operating income was negatively impacted by currency exchange rates in the following amounts as compared to 2003:

                                                        Precision          Security
                                                         Slides            Products        Ergonomics         Total
                                                         ------            --------        ----------         -----

Impact on net sales                                      $ 1,992             $  -          $   479          $ 2,471
Impact on operating income                                   173                -             (296)            (123)

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

     Operating Income. Operating income for 2004 increased $6.6 million, or 75% compared to 2003 and operating margins increased to 8% in 2004 compared to 5% for 2003. Continued reductions in manufacturing, fixed overhead and other overhead costs were partially offset by the effects of the changes in currency exchange rates and increases in certain raw material costs (primarily steel).

     General

     The Company's profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel and plastic resins. Raw material costs represent approximately 51% of the Company's total cost of sales. During 2003, 2004 and 2005, worldwide steel prices increased significantly. The Company occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit the Company to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows the Company to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. The Company enters into such arrangements for zinc, coiled steel and plastic resins. The Company anticipates further significant changes in the cost of these materials, primarily coiled steel, from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by the Company's products, it is often difficult to recover such increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins may be affected by such raw material cost pressures.

     Other general corporate income (expense), net

     As summarized in Note 11 to the Consolidated Financial Statements, "other general corporate income (expense), net" primarily includes interest income.. Interest income for the years ended December 31, 2003 and 2004 includes interest income on long-term intercompany notes receivable from the European Thomas Regout operations of $1.4 million and $1.5 million, respectively. Upon the sale of the Thomas Regout European operations in January 2005, the intercompany notes receivable were extinguished and therefore no such interest income was recorded during 2005.

     Interest expense

     Interest expense declined $.2 million in 2005 compared to 2004 and declined $.8 million in 2004 compared to 2003 due primarily to lower average levels of borrowing on CompX's revolving bank credit facility, partially offset by higher interest rates. Interest expense in 2006 is expected to be comparable to 2005.

     Provision for income taxes

     The principal reasons for the difference between CompX's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements.

     CompX became a member of Contran's consolidated U.S. federal income tax group (the "Contran Tax Group") in October 2004. As a member of the Contran Tax Group, CompX computes its provision for income taxes on a separate company basis, using the tax elections made by Contran. One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. During the first nine months of 2004, and prior to CompX becoming a member of the Contran Tax Group, CompX was able to claim a tax credit with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, in 2005 CompX is not claiming a credit with respect to foreign income taxes paid but instead is claiming a tax deduction. This has resulted in an increase in the Company's effective income tax rate for 2005 compared to 2004.

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. income taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of its foreign operations, as those earnings were deemed to be permanently reinvested. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in management's strategic plans for certain of CompX's non-U.S. operations, management determined that the undistributed earnings of such subsidiaries could no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in 2005 the Company recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     The Company generated a $4.2 million tax benefit in 2004 associated with the U.S. capital loss realized in the first quarter of 2005 upon the completion of the sale of the Thomas Regout operations. However, the Company has determined that realization of such benefit does not currently meet the more-likely-than not recognition criteria and therefore, the deferred tax asset has been fully offset by a deferred income tax asset valuation allowance at December 31, 2004 and December 31, 2005. The deferred income tax benefit and the offsetting valuation allowance are both reflected as a component of discontinued operations. See Note 8 to the Consolidated Financial Statements.

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

     Accounting principles not yet adopted

     See Note 14 to the Consolidated Financial Statements.

     Outlook

     While demand has stabilized across most product segments, certain customers continue to seek lower cost Asian sources as alternatives to the Company's products. CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. The Company's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including its own Asian based manufacturing facilities. The Company also has emphasized and focused on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. The combination of the Company's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of competitive pricing pressures.

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


Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2003, 2004 and 2005 have generally been similar to the trends in the Company's earnings. Depreciation and amortization expense decreased in 2005 compared to 2004 due to timing that capital expenditures were placed into service during 2005 versus 2004 as well as the effect of the January 2005 disposal of the Thomas Regout operations in Europe. Depreciation and amortization expense also decreased in 2004 compared to 2003 due to lower capital expenditures during 2004 as the Company reduced its production capacity. See Notes 1, 4 and 10 to the Consolidated Financial Statements.

     Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. The decrease in cash provided by operating activities in 2005 compared to 2004 is primarily the result of changes in tax liabilities due to the improvement in taxable income in 2004 and 2005. The Company's average days sales outstanding related to its continuing operations increased from 38 days at December 31, 2004 to 40 days at December 31, 2005 due to the timing of collection over the slightly higher accounts receivable balance at the end of 2005. The Company's average number of days in inventory related to its continuing operations was 52 days at December 31, 2004 and 59 days at December 31, 2005. The increase in days in inventory is primarily due to higher raw material prices, primarily steel.

     Investing activities. Net cash used by investing activities totaled $8.2 million, $3.2 million, and $3.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. Capital expenditures in the past three years emphasized manufacturing equipment which utilize new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.

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

     Capital expenditures for 2006 are estimated at approximately $15.7 million, the majority of which relates to projects that emphasize improved production efficiency including replacement of equipment that is being retired. Firm purchase commitments for capital projects in process at December 31, 2005 approximated $2.6 million.

     Financing activities. Net cash used by financing activities totaled $7.3 million, $27.1 million, and $7.2 million in 2003, 2004 and 2005, respectively. Total cash dividends paid in each of 2003 and 2004 were $1.9 million ($.125 per share) and $7.6 million was paid in 2005 ($.50 per share). The Company suspended its regular quarterly dividend in the second quarter of 2003 and reinstated the regular quarterly dividend in the fourth quarter of 2004. The Company repaid a net $5.0 million, $26.0 million and nil under its revolving bank credit facility during 2003, 2004 and 2005, respectively.

     The Company closed on an extension of its credit facility in December 2005. The $50 million secured revolving bank credit facility is collateralized by 65% of the ownership interests in the Company's first-tier non-United States subsidiaries. Provisions contained in the Revolving Bank Credit Agreement could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. See Note 6 to the Consolidated Financial Statements.

     Off balance sheet financing arrangements. Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither CompX nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

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

     Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 6 and 13 to the Consolidated Financial Statements. The following table summarizes such contractual commitments as of December 31, 2005 by the type and date of payment.

                                                                            Payments due by period
                                                                       ---------------------------
                                                                            Less than       1 - 3         4 - 5
                                                                 Total        1 year        years         years
                                                                 -----      ---------       -----         -----
                                                                                 (In thousands)

 Long-term debt                                                $ 1,596       $   171        $460          $965
 Operating leases                                                  869           501         356            12
 Purchase obligations                                           16,885        16,885          -             -
 Income taxes                                                    1,098         1,098          -             -
 Fixed asset acquisitions                                        2,587         2,587          -             -
                                                               -------       -------        ----          ---

 Total contractual cash obligations                            $23,035       $21,242        $816          $977
                                                               =======       =======        ====          ====

     The timing and amount shown for the Company's commitments related to long-term debt, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2005, which is assumed to be paid during 2006. Fixed asset acquisitions include firm purchase commitments for capital projects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates or interest rates at December 31, 2004 and 2005. See Note 1 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

     At December 31, 2004 and 2005, the Company had no amounts outstanding under its secured Revolving Bank Credit Agreement, and the Company's remaining indebtedness outstanding is not material.

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

     As already mentioned certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2005 CompX held a series of short-term forward exchange contracts maturing through March 2006 to exchange an aggregate of $6.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.17 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income. At December 31, 2004 CompX had entered into a series of short-term forward exchange contracts maturing through March 2005 to exchange an aggregate of $7.2 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 to Cdn. 1.23 per U.S. dollar. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2004 and 2005.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Internal Control Over Financial Reporting. The Company also maintains a system of internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

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

As permitted by regulations of the SEC, the Company's system of internal control over financial reporting excludes internal control over financial reporting related to the Company's financial statement schedules required by Article 12 of Regulation S-X. See the index of financial statements and schedules on page F-1 of this Annual Report.

     Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting with the Company's Annual Report on Form 10-K for the year ending December 31, 2007. The Company's independent registered public accounting firm will also be required to annually attest to the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2004, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources, that it will be able to fully comply with
Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2007 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with
Section 404 in its Annual Report on Form 10-K for the year ending December 31, 2007 or whether it will be able to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's system of internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal control over financial reporting.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2005, the Company's chief executive officer filed such annual certification with the NYSE. The 2005 certification was qualified in that, while the Company had publicly disclosed in its latest proxy statement that the audit committee chairman presided at meetings of its independent directors and how its stockholders might communicate directly with the audit committee chairman, it had not publicly disclosed how other interested parties could communicate with the presiding director of the non-management directors and had not established procedures as to who presided at meetings of the non-management directors. The Company remediated this qualification by amending its corporate governance guidelines on November 2, 2005 and filing a Current Report on Form 8-K with the SEC on November 30, 2005 disclosing that the audit committee chairman presided at meetings of the non-management directors and how stockholders and other interested parties might communicate with the presiding director. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the year ended December 31, 2005 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.


ITEM 9B. OTHER INFORMATION

         Not applicable.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

 (a) and (c) Financial Statements and Schedule

          The Registrant

          The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.


 (b)      Exhibits

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

    10.1 Share Purchase Agreement with Subordinated Loan schedule between the Registrant and Anchor Holding B.V. dated January 24, 2005. All related schedules and annexes will be provided to the SEC upon request. Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

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

    10.6 Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004. Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

    10.7 $47,500,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated January 22, 2003 - incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

    10.8 First Amendment to Credit Agreement between Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated October 20, 2003 - incorporated by reference to Exhibit 10.1 at the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.9 Second Amendment to Credit Agreement between Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated January 7, 2005 - incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

    10.10 Third Amendment to Credit Agreement between Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated October 31, 2005 - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 31, 2005.

    10.11 Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corp., and Valhi, Inc. dated October 30, 2003 - incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

    10.12 $50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005. Certain exhibits, annexes and similar attachments to this Exhibit 10.11 have not been filed; upon request, the Registrant will furnish supplementally to the SEC a copy of any omitted exhibit, annex, or attachment.

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

                            COMPX INTERNATIONAL INC.

                            By: /s/ David A. Bowers
                                -----------------------------------------------
                                David A. Bowers
                                Vice Chairman of the Board,
                                President and Chief Executive Officer
                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Signature                                     Title                        Date
                  ---------                                     -----                        ----

/s/ Glenn R. Simmons                                    Chairman of the Board           March 16, 2006
-----------------------------
Glenn R. Simmons


/s/ David A. Bowers                             Vice Chairman of the Board, President   March 16, 2006
-----------------------------
David A. Bowers                                                  and
                                                       Chief Executive Officer
                                                    (Principal Executive Officer)

/s/ Darryl R. Halbert                                      Vice President,              March 16, 2006
-----------------------------
Darryl R. Halbert                                      Chief Financial Officer
                                                           and Controller
                                                 (Principal Financial and Accounting
                                                              Officer)

/s/ Paul M. Bass, Jr.                                         Director                  March 16, 2006
-----------------------------
Paul M. Bass, Jr.

/s/ Keith R. Coogan                                           Director                  March 16, 2006
-----------------------------
Keith R. Coogan

/s/ Edward J. Hardin                                          Director                  March 16, 2006
-----------------------------
Edward J. Hardin

/s/ Ann Manix                                                 Director                  March 16, 2006
--------------------------------------
Ann Manix

/s/ Steven L. Watson                                          Director                  March 16, 2006
-----------------------------
Steven L. Watson

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedule


Financial Statements                                                    Page

  Report of Independent Registered Public Accounting Firm               F-2

  Consolidated Balance Sheets - December 31, 2004 and 2005              F-3

  Consolidated Statements of Operations -
   Years ended December 31, 2003, 2004 and 2005                         F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2003, 2004 and 2005                         F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2003, 2004 and 2005                         F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2003, 2004 and 2005                         F-9

  Notes to Consolidated Financial Statements                            F-10



Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts                       S-2



      Schedules I, III and IV are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of CompX International Inc.:

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Dallas, Texas
March 16, 2006

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005

                        (In thousands, except share data)


               ASSETS                                                                    2004            2005
                                                                                         ----            ----

 Current assets:
   Cash and cash equivalents                                                              $ 16,803       $ 30,592
   Accounts receivable, less allowance for
    doubtful accounts of $394 and $312                                                      19,212         20,609
   Receivables from affiliates                                                                 635            620
   Refundable income taxes                                                                      57            401
   Inventories                                                                              20,782         22,538
   Prepaid expenses and other current assets                                                 1,390          1,496
   Deferred income taxes                                                                     1,447          1,903
   Current portion of note receivable                                                            -          2,612
   Assets held for sale                                                                     17,957           -
                                                                                          --------       --------

       Total current assets                                                                 78,283         80,771
                                                                                          --------       --------

 Other assets:
   Goodwill                                                                                 29,012         35,678
   Other intangible assets                                                                   1,703          2,317
   Note receivable                                                                               -          1,567
   Assets held for sale                                                                     10,964              -
   Other                                                                                       195            230
                                                                                          --------       --------

       Total other assets                                                                   41,874         39,792
                                                                                          --------       --------

 Property and equipment:
   Land                                                                                      4,713          7,868
   Buildings                                                                                29,995         31,165
   Equipment                                                                               100,923        107,333
   Construction in progress                                                                  2,299          2,015
                                                                                          --------       --------
                                                                                           137,930        148,381
   Less accumulated depreciation                                                            71,808         80,392
                                                                                          --------        -------

       Net property and equipment                                                           66,122         67,989
                                                                                          --------       --------

                                                                                          $186,279       $188,552
                                                                                          ========       ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                           December 31, 2004 and 2005

                        (In thousands, except share data)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2004           2005
                                                                                         ----           ----

 Current liabilities:
   Accounts payable and accrued liabilities                                               $ 18,304      $ 19,238
   Income taxes payable to affiliates                                                            -           771
   Income taxes                                                                              2,687           327
   Liabilities related to assets held for sale                                               4,998          -
                                                                                          --------      --------

       Total current liabilities                                                            25,989        20,336
                                                                                          --------      --------

 Noncurrent liabilities:
   Deferred income taxes                                                                     4,949        16,692
   Long-term debt                                                                               85         1,425
                                                                                          --------      --------

       Total noncurrent liabilities                                                          5,034        18,117
                                                                                          --------      --------

 Stockholders' equity:
   Preferred stock, $.01 par value; 1,000 shares
    authorized, none issued                                                                      -             -
   Class A common stock, $.01 par value;
    20,000,000 shares authorized; 5,178,880 and
    5,234,280 shares issued and outstanding                                                     52            52
   Class B common stock, $.01 par value;
    10,000,000 shares authorized, issued and outstanding                                       100           100
   Additional paid-in capital                                                              108,828       109,556
   Retained earnings                                                                        38,523        31,320
   Accumulated other comprehensive income                                                    7,753         9,071
                                                                                          --------      --------

       Total stockholders' equity                                                          155,256       150,099
                                                                                          --------      --------

                                                                                          $186,279      $188,552
                                                                                          ========      ========




Commitments and contingencies (Notes 1, 10 and 13)

          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2003, 2004 and 2005

                      (In thousands, except per share data)


                                                                          2003          2004            2005
                                                                          ----          ----            ----

 Net sales                                                              $173,966      $182,631       $186,349
 Cost of goods sold                                                      142,877       142,807        142,594
                                                                        --------      --------       --------

       Gross margin                                                       31,089        39,824         43,755

 Selling, general and administrative expense                              21,598        24,132         24,155
                                                                        --------      --------       --------
 Other operating income (expense):
   Currency transaction gains (losses), net                                 (546)          185            (71)
   Disposition of property and equipment                                    (166)         (479)          (467)
                                                                        --------      --------       --------

       Operating income                                                    8,779        15,398         19,062

 Other general corporate income (expense), net                             1,676         2,419            724
 Interest expense                                                         (1,301)         (494)          (336)
                                                                        --------      --------       --------

       Income from continuing operations
        before income taxes                                                9,154        17,323         19,450

 Provision for income taxes                                                3,376         7,840         18,568
                                                                        --------      --------       --------

       Income from continuing operations                                   5,778         9,483            882

 Discontinued operations, net of tax                                      (4,505)      (12,497)          (477)
                                                                        --------      --------       --------

       Net income (loss)                                                   1,273        (3,014)           405
                                                                        ========      ========       ========

 Basic and diluted earnings (loss) per common share:
       Continuing operations                                            $    .38      $    .63       $    .06
       Discontinued operations                                          $   (.30)     $   (.83)      $   (.03)
                                                                        --------      --------       --------

                                                                        $    .08      $   (.20)      $    .03
                                                                        ========      ========       ========

 Cash dividends per share                                               $   .125      $   .125       $    .50
                                                                        ========      ========       ========

 Shares used in the calculation of earnings per share amounts for:
   Basic earnings per share                                               15,121        15,148         15,212
   Dilutive impact of stock options                                         -               18             19
                                                                        --------      --------       --------

   Diluted earnings per share                                             15,121        15,166         15,231
                                                                        ========      ========       ========


          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)



                                                                   2003              2004             2005
                                                                   ----              ----             ----

 Net income (loss)                                                $ 1,273          $(3,014)          $   405
                                                                  -------          -------           -------

 Other comprehensive income, net of tax:
   Currency translation adjustment:
     Arising during the period                                     12,946            5,036               544
     Disposal of business unit                                       -                -                  739
                                                                  -------          -------           -------
                                                                   12,946            5,036             1,283

   Unrealized gain on cash flow hedges                               -                  75                35
                                                                  -------          -------           -------

     Total other comprehensive income                              12,946            5,111             1,318
                                                                  -------          -------           -------

       Comprehensive income                                       $14,219          $ 2,097           $ 1,723
                                                                  =======          =======           =======





          See accompanying notes to consolidated financial statements.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                                              2003          2004           2005
                                                                              ----          ----           ----

 Cash flows from operating activities:
   Net income (loss)                                                           $  1,273     $ (3,014)       $    405
   Depreciation and amortization                                                 14,780       14,200          10,924
   Goodwill impairment                                                                -       14,400             864
   Deferred income taxes:
     Continuing operations                                                         (444)        (394)         10,120
     Discontinued operations                                                          -            -            (187)
   Other, net                                                                     1,068          861             985
   Change in assets and liabilities:
     Accounts receivable                                                           (721)       2,953            (133)
     Inventories                                                                  5,103       (1,300)           (936)
     Accounts payable and accrued liabilities                                       874       (2,742)           (520)
     Accounts with affiliates                                                        46       (1,247)          1,562
     Income taxes                                                                   668        5,383          (2,770)
     Other, net                                                                   1,798        1,113            (276)
                                                                               --------     --------        --------

       Net cash provided by operating activities                                 24,445       30,213          20,038
                                                                               --------     --------        --------


 Cash flows from investing activities:
   Capital expenditures                                                          (8,908)      (5,348)        (10,490)
   Acquisition, net of cash acquired                                                  -            -          (7,342)
   Cash of disposed business unit                                                     -            -          (4,006)
   Proceeds from disposal of assets held for sale                                     -            -          18,094
   Proceeds from sale of fixed assets                                                 -        2,138              27
   Other, net                                                                       671         -               -
                                                                               --------     --------        ---------

       Net cash used by investing activities                                     (8,237)      (3,210)         (3,717)
                                                                               --------     --------        --------


 Cash flows from financing activities:
   Long-term debt:
     Borrowings                                                                   1,000        2,257              18
     Principal payments                                                          (6,006)     (28,097)            (93)
   Issuance of common stock                                                           -          617             639
   Dividends paid                                                                (1,889)      (1,896)         (7,608)
   Other                                                                           (426)         (28)           (114)
                                                                               --------     --------        --------

       Net cash used by financing activities                                     (7,321)     (27,147)         (7,158)
                                                                               --------     --------        --------

 Net increase (decrease)                                                       $  8,887     $   (144)       $  9,163
                                                                               ========     ========        ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                                              2003          2004          2005
                                                                              ----          ----          ----

 Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing
      Activities                                                              $ 8,887       $  (144)      $ 9,163
     Currency translation                                                         432          (545)          392
   Balance at beginning of year                                                12,407        21,726        21,037
                                                                              -------       -------       -------

   Balance at end of year                                                     $21,726       $21,037       $30,592
                                                                              =======       =======       =======

 Cash and cash equivalents at end of period relate to:
   Continuing operations                                                     $ 19,632      $ 16,803      $ 30,592
   Assets held for sale                                                         2,094         4,234          -
                                                                               ------        ------     ------

                                                                              $21,726       $21,037       $30,592
                                                                              =======       =======       =======

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $ 1,722       $   516       $   259
     Income taxes                                                               2,675         4,281         9,390


   Noncash investing activities:
     Note receivable received upon
      disposal of business unit                                              $   -         $   -        $   4,179

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                                                   Accumulated other
                                                                                  comprehensive income
                                     Common stock      Additional                -----------------------                  Total
                                  ------------------    paid-in     Retained      Currency      Hedging     Treasury  stockholders'
                                 Class A    Class B     capital     earnings     translation  derivatives     stock       equity
                                  -------    -------   ----------  ----------    -----------  -----------  -----------  ---------

 Balance at December 31, 2002        $ 62       $100    $119,387     $44,049      $(10,304)        $ -      $(11,315)   $141,979

 Net income                            -          -         -          1,273          -              -          -          1,273
 Other comprehensive income            -          -         -           -           12,946           -          -         12,946
 Cash dividends                        -          -         -         (1,889)         -              -          -         (1,889)
 Issuance of common stock              -          -           50        -             -             -           -             50
                                     ----       ----    --------     -------      --------        ----      --------    --------

 Balance at December 31, 2003          62        100     119,437      43,433         2,642           -       (11,315)    154,359

 Net loss                               -         -            -      (3,014)            -           -             -      (3,014)
 Other comprehensive income             -         -            -           -         5,036          75             -       5,111
 Cash dividends                         -         -            -      (1,896)            -           -             -      (1,896)
 Issuance of common stock               1         -          695        -             -             -           -            696
 Retirement of treasury stock         (11)        -      (11,304)       -             -             -         11,315        -
                                     ----       ----    --------     -------      --------        ----      --------    -----

 Balance at December 31, 2004          52        100     108,828      38,523         7,678          75             -     155,256

 Net income                             -         -            -         405             -           -             -         405
 Other comprehensive income             -         -            -           -         1,283          35             -       1,318
 Cash dividends                         -         -            -      (7,608)            -           -             -      (7,608)
 Issuance of common stock                         -          728        -             -             -           -            728
                                     ----       ----    --------     -------      --------        ----      --------    --------

 Balance at December 31, 2005        $ 52       $100    $109,556     $31,320      $  8,961        $110      $   -       $150,099
                                     ====       ====    ========     =======      ========        ====      ========    ========

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Summary of significant accounting policies:

     Organization. CompX International Inc. (NYSE: CIX) is 83% owned by CompX Group, a majority owned subsidiary of NL Industries, Inc. (NYSE: NL) at December 31, 2005. The Company manufactures and sells component products (precision ball bearing slides, security products and ergonomic computer support systems). NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) ("TIMET") owns the remaining 18% of CompX Group. At December 31, 2005, (i) NL and TIMET own an additional 2% and 3%, respectively, of CompX directly, (ii) Valhi, Inc. holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 39% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies and the Company.

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

     Fiscal year. The Company's operations are reported on a 52 or 53-week fiscal year. Excluding 2004, each of the years ended December 31, 2003 through 2005 consisted of 52 weeks. The year ended December 31, 2004 consisted of 53 weeks.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related applicable deferred income taxes. Currency transaction gains and losses are recognized in income currently.

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

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses rising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for obsolete and slow-moving inventories ($1.2 million at December 31, 2004 and 2005). Inventories are based on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, shipping and handling, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.

     Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. Other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are assessed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. See Note 4.

     Other intangible assets, consisting principally of the estimated fair value of certain patents acquired, are amortized by the straight-line method over their estimated useful lives (approximately 10 years remaining at December 31, 2005), with no assumed residual value at the end of the life of the intangible assets. Other intangible assets are stated net of accumulated amortization of $1.7 million at December 31, 2004 and $2.3 million at December 31, 2005. Amortization expense of intangible assets was $234,000 in 2003, $231,000 in 2004 and $314,000 in 2005, and is expected to be approximately $300,000 in each of 2005 through 2009.

     Property and equipment; depreciation expense. Property and equipment, including purchased computer software for internal use, are stated at cost. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 10 years for equipment and software. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense related to continuing operations was $11.8 million in 2003, $11.5 million in 2004, and $10.6 million in 2005. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine  if a  write-down  to market  value or  discounted  cash flow value is required. The Company assesses impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

     Derivatives and hedging activities. Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2005, the Company held a series of contracts to exchange an aggregate of U.S. $6.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. Such contracts mature through March 2006. The exchange rate was $1.17 per U.S. dollar at December 31, 2005. At December 31, 2004 the Company held contracts maturing through March 2005 to exchange an aggregate of U.S. $7.2 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2004 and 2005.

     Income taxes. Prior to October 1, 2004, the Company was a separate United States federal income taxpayer and was not a member of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). Effective October 1, 2004, CompX became a member of the Contran Tax Group. The Company is currently and has been a part of consolidated tax returns filed by Contran in certain United States state jurisdictions. As a member of the Contran Tax Group, the Company is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. See Note 13. For such consolidated federal and state tax returns, intercompany allocations of federal and state tax provisions are computed on a separate company basis. Payments are made to, or received from Contran in the amounts that would have generally been paid to or received from the respective federal or state tax authority had CompX not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. Under certain circumstances, such tax regulations could require Contran to treat items differently than CompX would on a stand alone basis, and in such instances GAAP requires CompX to conform to Contran's tax election. The Company made net cash payments to NL Industries, Inc. for federal and state income taxes (or to Valhi, Inc. for periods prior to the fourth quarter of 2004, for state income taxes) of $2.3 million in 2004 and $3.5 million in 2005. The Company made no payments to affiliates for income taxes in 2003.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not permanently reinvested. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $31.3 million at December 31, 2004 and $5.5 million at December 31, 2005. Determination of the amount of unrecognized deferred tax liability on such permanent reinvestment plans was not practicable. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 713,000 in 2003, 570,000 in 2004 and 495,000 in 2005.

     Stock options. At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost and the income tax benefit related to such compensation cost) recognized by the Company related to stock options in accordance with APBO No. 25 has not been significant in any of the past three years. No compensation cost was capitalized as part of assets (inventories or fixed assets) during 2003, 2004, and 2005. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995.

                                                                                  Years ended December 31,
                                                                              2003          2004          2005
                                                                              ----          ----          ----
                                                                                       (In thousands,
                                                                                    except per share data)

 Net income (loss), as reported                                             $1,273       $(3,014)      $   405
 Deduct:  Total stock-based employee
   compensation expense related to stock options
   determined under fair value based method
   for all awards, net of related tax effects                                 (875)         (543)         (109)
                                                                            ------       -------       -------

 Pro forma net income (loss)                                                $  398       $(3,557)      $   296
                                                                            ======       =======       =======

 Earnings (loss) per share - basic and diluted:
   As reported                                                              $  .08       $  (.19)      $   .03
                                                                            ======       =======       =======

   Pro forma                                                                $  .03       $  (.23)      $   .02
                                                                            ======       =======       =======

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

     Other. Advertising costs related to continuing operations, expensed as incurred, were $588,000 in 2003, $554,000 in 2004 and $686,000 in 2005. Research
and development costs related to continuing operations, expensed as incurred, were $469,000 in 2003, $317,000 in 2004, and $225,000 in 2005.

Note 2 - Business and geographic segments:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David A. Bowers, president and chief executive officer of the Company. The Company currently has three operating segments - Security Products, Precision Slides and Ergonomics. The Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, banking, vending, computer and other industries. In August 2005, CompX completed the acquisition of a component products business for aggregate cash consideration of $7.3 million, net of cash acquired. The purchase price has been allocated among tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to CompX assuming such acquisition had been completed as of January 1, 2005, is not material. 2005 results of the acquired component product business have been included with Security Products since the date of acquisition. The Precision Slides segment, with facilities in Canada, Michigan and Taiwan, manufacture and distribute a complete line of precision ball bearing slides for use in office furniture, computer-related equipment, tool storage cabinets and other applications. The Ergonomics segment with a facility in Canada that it shares with Precision Slides, manufactures and distributes ergonomic computer support systems for office furniture. Previously, the Company had aggregated the Precision Slides and Ergonomics operating segments into a single reportable segment (CompX Waterloo) because of the integrated facilities of the two business units and the similar economic characteristics, customer types, production processes, and distribution methods. During the fourth quarter of 2004, the Company began to measure the ergonomics business as a separate operating unit and develop appropriate allocations relating to certain shared expenses in order to disaggregate the 2004 operating results. Prior to 2004, disaggregated information is not available due to the impracticality of allocating certain historical expenses that are shared between the two segments. Therefore, aggregated segment amounts are reported for Precision Slides/Ergonomics in current and previous periods as well as the disaggregated information for 2004 and 2005.

     The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes, and interest expense, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of business units and other long-lived assets outside the ordinary course of business). For the year ending December 31, 2005, operating income was redefined to include foreign exchange transaction gains and losses and gains and losses from the disposal of property and equipment. Prior period segment information has been restated to conform to the current period classification. All corporate office operating expenses are allocated to the three reportable segments based upon the segments' net sales. Corporate office operating expense was $3.7 million in 2003, $5.1 million in 2004, and $5.5 million in 2005. Corporate operating expense was allocated to each of the reportable segments as follows: Precision Slides - $2.2 million in 2004 and $2.3 million in 2005; Ergonomics - $0.8 million in 2004 and 2005; Security Products - $1.6 million in 2003, $2.1 million in 2004 and $2.4 million in 2005; and CompX Waterloo - $2.1 million in 2003. The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations accounted for by the purchase method.

     Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents and notes receivable. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2004 and 2005, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $80 million ($36 million of which relates to the discontinued European operations) and $45 million, respectively.

     The 2004 and 2005 segment information below is presented under the new basis of segmentation. Total assets have not been presented under the new segmentation as management has determined that such information is impractical to obtain and no measure of asset information is used by the chief operating decision maker.

                                                                                              Years ended
                                                                                             December 31,
                                                                                          2004           2005
                                                                                          ----           ----
                                                                                            (In thousands)

 Net sales:
   Precision Slides                                                                       $ 78,522       $ 77,854
   Security Products                                                                        75,872         80,825
   Ergonomics                                                                               28,237         27,670
                                                                                          --------       --------

     Total net sales                                                                      $182,631       $186,349
                                                                                          ========       ========

 Operating income:
   Precision Slides                                                                       $  1,867       $  3,992
   Security Products                                                                         9,489         11,186
   Ergonomics                                                                                4,042          3,884
                                                                                          --------       --------

     Total operating income                                                                 15,398         19,062

   Interest expense                                                                           (494)          (336)
   Other general corporate income (expense), net                                             2,419            724
                                                                                          --------       --------

     Income from continuing operations before
      income taxes                                                                        $ 17,323       $ 19,450
                                                                                          ========       ========

 Depreciation and amortization:
   Precision Slides                                                                       $  6,458       $  5,570
   Security Products                                                                         4,237          4,102
   Ergonomics                                                                                1,084          1,252
   Thomas Regout**                                                                           2,421           -
                                                                                          --------       --------

                                                                                          $ 14,200       $ 10,924
                                                                                          ========       ========

 Capital expenditures:
   Precision Slides                                                                       $  2,109       $  4,520
   Security Products                                                                         2,432          4,941
   Ergonomics                                                                                  412          1,029
   Thomas Regout**                                                                             395           -
                                                                                          --------       --------

                                                                                          $  5,348       $ 10,490
                                                                                          ========       ========

 Goodwill:
   Precision Slides                                                                       $  5,270       $  6,594
   Security Products                                                                        23,742         29,084
                                                                                          --------       --------

                                                                                          $ 29,012       $ 35,678
                                                                                          ========       ========

     The segment information below is presented under the old basis of segmentation for comparison to 2003.

                                                                                 Years ended December 31,
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net sales:
   CompX Waterloo                                                           $ 97,811      $106,759       $105,524
   Security Products                                                          76,155        75,872         80,825
                                                                            --------      --------       --------

     Total net sales                                                        $173,966      $182,631       $186,349
                                                                            ========      ========       ========

 Operating income (loss):
   CompX Waterloo                                                           $   (698)        5,909          7,876
   Security Products                                                           9,477         9,489         11,186
                                                                            --------      --------       --------

     Total operating income                                                    8,779        15,398         19,062

   Interest expense                                                           (1,301)         (494)          (336)
   Other general corporate income (expense), net                               1,676         2,419            724
                                                                            --------      --------       --------

     Income from continuing operations
      before income taxes                                                   $  9,154      $ 17,323       $ 19,450
                                                                            ========      ========       ========

 Depreciation and amortization:
   CompX Waterloo                                                           $  7,281      $  7,542       $  6,822
   Security Products                                                           4,843         4,237          4,102
   Thomas Regout**                                                             2,656         2,421           -
                                                                            --------      --------       --------

                                                                            $ 14,780      $ 14,200       $ 10,924
                                                                            ========      ========       ========

 Capital expenditures:
   CompX Waterloo                                                           $  6,446      $  2,521       $  5,549
   Security Products                                                           1,901         2,432          4,941
   Thomas Regout**                                                               561           395           -
                                                                            --------      --------       --------

                                                                            $  8,908      $  5,348       $ 10,490
                                                                            ========      ========       ========

                                                                                 Years ended December 31,
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net sales:
   Point of origin:
     United States                                                          $ 94,298      $ 99,807       $113,510
     Canada                                                                   76,443        74,157         63,918
     Taiwan                                                                   13,562        16,034         14,213
     Eliminations                                                            (10,337)       (7,367)        (5,292)
                                                                            --------      --------       --------

                                                                            $173,966      $182,631       $186,349
                                                                            ========      ========       ========

   Point of destination:
     United States                                                          $127,032      $138,136       $149,487
     Canada                                                                   32,363        33,205         25,015
     Other                                                                    14,571        11,290         11,847
                                                                            --------      --------       --------

                                                                            $173,966      $182,631       $186,349
                                                                            ========      ========       ========

                                                                                       December 31,
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)
 Total assets:
   CompX Waterloo                                                           $ 91,131      $ 78,932       $ 80,879
   Security Products                                                          77,961        72,981         87,806
   Thomas Regout**                                                            38,595        28,921              -
   Corporate and eliminations                                                  3,056         5,445         19,867
                                                                            --------      --------       --------

                                                                            $210,743      $186,279       $188,552
                                                                            ========      ========       ========

 Goodwill:
   CompX Waterloo                                                           $  4,986      $  5,270       $  6,594
   Security Products                                                          23,743        23,742         29,084
                                                                            --------      --------       --------

                                                                            $ 28,729      $ 29,012       $ 35,678
                                                                            ========      ========       ========

 Net property and equipment:
   United States                                                             $ 44,499      $ 41,328      $ 42,751
   Canada                                                                      23,341        19,114        16,978
   Taiwan                                                                       5,710         5,680         8,260
                                                                             --------      --------      --------

                                                                             $ 73,550      $ 66,122      $ 67,989
                                                                             ========      ========      ========

 ** Denotes discontinued segment.  See Note 10.


Note 3 - Inventories:

                                                                                              December 31,
                                                                                          2004           2005
                                                                                          ----           ----
                                                                                             (In thousands)

 Raw materials                                                                            $ 4,579        $ 7,098
 Work in process                                                                            9,019          9,899
 Finished products                                                                          7,184          5,541
                                                                                          -------        -------

                                                                                          $20,782        $22,538
                                                                                          =======        =======

Note 4 - Goodwill:

     The Company has assigned its goodwill to each of its reporting units (as that term is defined in SFAS No. 142) which correspond to the operating segments. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company uses appropriate valuation techniques, such as discounted cash flows. In accordance with the requirements of SFAS No. 142, the Company reviews goodwill for impairment during the third quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments relating to continuing operations were deemed to exist as a result of the Company's annual impairment review completed during 2003, 2004 or 2005. However, the Company did recognize an impairment of goodwill related to its disposed European Thomas Regout operations in December 2004. See Note 10.

     Changes in the carrying amount of goodwill related to continuing operations during the past three years is presented in the table below. Goodwill was generated principally from acquisitions of certain business units during 1998, 1999, 2000, and the current acquisition in August of 2005. See Note 2.


                                                                       Precision        Security
                                                                        Slides          Products         Total
                                                                       ---------        --------         -----
                                                                                     (In millions)

Balance at December 31, 2002                                              $ 4.9           $23.7           $28.6

Changes in currency
 exchange rates                                                              .1             -                .1
                                                                          -----           -----           -----

Balance at December 31, 2003                                                5.0            23.7            28.7

Changes in currency
 exchange rates                                                              .3             -                .3
                                                                          -----           -----           -----

Balance at December 31, 2004                                                5.3            23.7            29.0

Goodwill acquired during the year                                           1.5             5.4             6.9

Changes in currency
 exchange rates                                                             (.2)            -               (.2)
                                                                          -----           -----           -----

Balance at December 31, 2005                                              $ 6.6           $29.1           $35.7
                                                                          =====           =====           =====

Note 5 -       Accounts payable and accrued liabilities:

                                                                                              December 31,
                                                                                          2004           2005
                                                                                          ----           ----
                                                                                             (In thousands)

 Accounts payable                                                                         $ 6,392        $ 7,022
 Accrued liabilities:
   Employee benefits                                                                        7,987          8,179
   Customer tooling                                                                           600          1,319
   Professional                                                                               730            720
   Insurance                                                                                  448            516
   Taxes other than on income                                                                 399            299
   Sales rebates                                                                              291            110
   Other                                                                                    1,457          1,073
                                                                                          -------        -------

                                                                                          $18,304        $19,238
                                                                                          =======        =======

Note 6 -       Indebtedness:

                                                                                              December 31,
                                                                                          2004           2005
                                                                                          ----           ----
                                                                                             (In thousands)

 Other indebtedness                                                                       $   127        $ 1,596
 Less current portion                                                                          42            171
                                                                                          -------        -------

                                                                                          $    85        $ 1,425
                                                                                          =======        =======

     At December 31, 2005, the Company has a $50 million secured revolving bank credit facility that matures in January 2009 and bears interest, at the Company's option, at rates based on either the prime rate or LIBOR. The credit facility is collateralized by 65% of the ownership interests in the Company's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets to, another entity. The facility also requires maintenance of specified levels of net worth (as defined). In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. At December 31, 2005, there were no outstanding draws against the credit facility and the full amount of the facility was available for borrowing. The current portion of long-term debt, relating to other indebtedness at December 31, 2004 and 2005, is included with "Accounts payable and accrued liabilities" per the Consolidated Balance Sheets.

     The credit facility permits the Company to pay dividends and/or repurchase its common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility. In addition to the $8.0 million available annually to repurchase common stock and or pay dividends, at December 31, 2005, $21.2 million was available for dividends and/or repurchases of the Company's common stock under the terms of the facility.

     Other indebtedness at December 31, 2005 includes certain industrial revenue bonds assumed in connection with the August 2005 business acquisition discussed in Note 2. Such indebtedness was prepaid in January 2006 for an amount equal to its carrying value.

Note 7 - Employee benefit plans:

     Defined contribution plans. The Company maintains various defined contribution plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to continuing operations approximated $1,810,000 in 2003, $1,838,000 in 2004 and $2,309,000 in 2005.

Note 8 - Income taxes:

     The components of pre-tax income and the provision for income taxes attributable to continuing operations, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

                                                                                 Years ended December 31,
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)
 Components of pre-tax income (loss) from continuing operations:
   United States                                                             $ 6,258       $ 8,148        $10,564
   Non-U.S.                                                                    2,896         9,175          8,886
                                                                             -------       -------        -------

                                                                             $ 9,154       $17,323        $19,450
                                                                             =======       =======        =======



 Provision for income taxes:
   Currently payable:
     U.S. federal and state                                                  $   121       $ 4,016        $ 4,920
     Foreign                                                                   1,326         4,732          3,528
                                                                             -------       -------        -------

                                                                               1,447         8,748          8,448
                                                                             -------       -------        -------
   Deferred income taxes (benefit):
     U.S. federal and state                                                    2,061          (273)        10,215
     Foreign                                                                    (132)         (635)           (95)
                                                                             -------       -------        -------

                                                                               1,929          (908)        10,120
                                                                             -------       -------        -------

                                                                             $ 3,376       $ 7,840        $18,568
                                                                             =======       =======        =======

 Expected tax expense, at the U.S. federal
  statutory income tax rate of 35%                                           $ 3,204       $ 6,063        $ 6,808
 Non-U.S. tax rates                                                             (157)         (297)          (253)
 Incremental U.S. tax on earnings of
  foreign subsidiaries                                                           562         3,206         12,006
 State income taxes and other, net                                              (233)         (377)           224
 Tax contingency reserve adjustment, net                                        -             (755)          (217)
                                                                             -------       -------        -------

                                                                             $ 3,376       $ 7,840        $18,568
                                                                             =======       =======        =======

 Comprehensive provision (benefit) for income tax benefit allocable to:
   Income from continuing operations                                         $ 3,376       $ 7,840        $18,568
   Discontinued operations                                                    (2,373)         (410)          (387)
   Other comprehensive income -
    currency translation                                                         134           380           (223)
                                                                             -------       -------        -------

                                                                             $ 1,137       $ 7,810        $17,958
                                                                             =======       =======        =======

     The components of net deferred tax assets (liabilities) are summarized below.

                                                                                                December 31,
                                                                                            2004           2005
                                                                                            ----           ----
                                                                                               (In thousands)

 Tax effect of temporary differences related to:
   Inventories                                                                              $    544       $    769
   Tax on unremitted earnings of non-U.S. subsidiaries                                          (656)       (10,472)
   Property and equipment                                                                     (6,613)        (5,924)
   Accrued liabilities and other deductible differences                                        2,070          2,444
   Tax loss and credit carryforwards                                                           7,239          4,690
   Other taxable differences                                                                  (1,851)        (2,061)
   Valuation allowance                                                                        (4,235)        (4,235)
                                                                                            --------       --------

                                                                                            $ (3,502)      $(14,789)
                                                                                            ========       ========

 Net current deferred tax assets                                                               1,447          1,903
 Net noncurrent deferred tax liabilities                                                      (4,949)       (16,692)
                                                                                            --------       --------

                                                                                            $ (3,502)      $(14,789)
                                                                                            =========      ========

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. income taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of its foreign operations, as those earnings were subject to specific permanent reinvestment plans. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in management's strategic plans for certain of CompX's non-U.S. operations, management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in 2005 the Company recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

     In January 2005, the Company completed its disposition of the Thomas Regout operations in Europe. See Note 10. The Company generated a $4.2 million income tax benefit associated with the U.S. capital loss realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale. However, the Company has also determined, based on the weight of available evidence, that realization of such benefit does not currently meet the "more-likely-than-not" recognition criteria, and therefore the deferred tax asset related to the capital loss carryforward has been fully offset by a deferred income tax asset valuation allowance at December 31, 2004 and December 31, 2005. The $4.2 million deferred income tax benefit related to the U.S. capital loss and the offsetting valuation allowance are both reflected as a component of discontinued operations in 2004.

     At December 31, 2005, the Company had for U.S. federal income tax purposes net operating loss carryforwards of approximately $1.6 million which expire in 2007 through 2017. Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year. The Company utilized approximately $400,000 of such carryforwards in 2005, approximately $800,000 in 2004, which included two tax years (See Note 1), and $400,000 in 2003. The Company believes it is more-likely-than-not that such carryforwards will be utilized to reduce future income tax liabilities, and accordingly the Company has not provided a deferred income tax asset valuation allowance to offset the benefit of such carryforwards.

Note 9 - Stockholders' equity:

                                                                           Shares of common stock
                                                         ------------------------------------------------------------
                                                                            Class A                       Class B
                                                                            -------                       -------
                                                                                                         Issued and
                                                         Issued          Treasury       Outstanding     outstanding
                                                         ------          --------       -----------     -----------

 Balance at December 31, 2002                             6,219,680       (1,103,900)      5,115,780       10,000,000

 Issued                                                       9,000            -               9,000            -
                                                          ---------       ----------       ---------       ----------

 Balance at December 31, 2003                             6,228,680       (1,103,900)      5,124,780       10,000,000

 Issued                                                      54,100            -              54,100            -
 Cancelled                                               (1,103,900)       1,103,900            -                -
                                                         ----------        ---------       ---------       ----------

 Balance at December 31, 2004                             5,178,880            -           5,178,880       10,000,000

 Issued                                                      55,400             -             55,400             -
                                                         ----------       ----------       ---------       ----------

 Balance at December 31, 2005                             5,234,280             -          5,234,280       10,000,000
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

                                                                                         Amount         Weighted
                                                                      Exercise           payable        average
                                                                      price per           upon          exercise
                                                      Shares            share           exercise         price
                                                      ------          ---------         --------         -----

 Outstanding at December 31, 2002                       764     $10.00 -$20.00              12,995       $17.01

 Canceled                                              (145)     11.00 - 20.00              (2,311)       15.94
                                                       ----     --------------             -------       ------

 Outstanding at December 31, 2003                       619     $10.00 -$20.00             $10,684       $17.26

 Exercised                                              (48)     10.00 - 13.00                (616)       12.83
 Canceled                                                (9)     12.50 - 13.00                (116)       12.89
                                                       ----     --------------             -------       ------

 Outstanding at December 31, 2004                       562     $10.00 -$20.00             $ 9,952        17.71

 Exercised                                              (50)     11.59 - 14.30                (638)       12.76
 Canceled                                               (42)      13.00 - 20.00               (677)       16.12
                                                       ----      --------------            -------       ------

 Outstanding at December 31, 2005                       470     $10.00 -$20.00             $ 8,637       $18.38
                                                       ====     ==============             =======       ======

     Outstanding options at December 31, 2005 represent approximately 3% of the Company's total outstanding shares of common stock at that date and expire at various dates through 2012 with a weighted-average remaining term of 3 years. At December 31, 2005, options to purchase 436,000 of the Company's shares were exercisable at prices ranging from $10.00 to $20.00 per share, with an aggregate amount payable upon exercise of $8.2 million, with a weighted-average exercise price of $18.80 per share. The Company's market price per share at December 31, 2005 was $16.02. Of the total exercisable options at December 31, 2005, 36,500 options were exercisable at prices lower than the December 31, 2005 market price per share with an aggregate intrinsic value (defined as the excess of the market price of the Company's common stock over the exercise price) of $90,210. At December 31, 2005, options to purchase 32,000 shares are scheduled to become exercisable in 2006 and an aggregate of 672,000 shares were available for future grants. Shares issued under the incentive stock plan are generally newly-issued shares. The intrinsic value of the Company's options exercised aggregate approximately $175,500 in 2004 and $238,500 in 2005, and the related income tax benefit from such exercises was $61,500 in 2004 and $83,500 in 2005. No options were exercised in 2003.

     Other. The pro forma information included in Note 1, required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended, is based on an estimation of the fair value of CompX options issued subsequent to January 1, 1998 (the first time the Company granted stock options). No options were granted during 2003, 2004 or 2005. The fair values of options granted prior to 2003 were calculated using the Black-Scholes stock option valuation model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes stock option valuation model may not provide a reliable estimate of the fair value of employee stock options.

     For purposes of this pro forma disclosure, the estimated fair value of options is amortized straight-line to expense over the options' vesting period. Such pro forma impact on net income and basic and dilutive earnings per share is not necessarily indicative of future effects on net income or earnings per share. See also Note 14.

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

     In January 2005, the Company completed the sale of such operations for net proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and is payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer reports the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of the European Thomas Regout operations was $864,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in 2005 includes a charge related to such differential ($477,000, net of income tax benefit). Such charge represents an additional impairment of goodwill.

     Condensed income statement data for Thomas Regout is presented below. The $14.4 million and $864,000 impairment charges are included in Thomas Regout's operating loss for 2004 and 2005, respectively. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of the Company's acquisition of Thomas Regout prior to 2003 and corresponded to certain third-party indebtedness of the Company incurred at the time such operations were acquired.

                                                                                 Years ended December 31,
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net sales                                                                   $35,331      $ 41,694       $   -
                                                                             =======      ========       ========

 Operating loss                                                              $(5,383)     $(10,609)      $   (864)
 Other expense, net                                                             (105)         (797)             -
 Interest expense                                                             (1,390)       (1,501)             -
 Income tax benefit                                                            2,373           410            387
                                                                             -------      --------       --------

     Net loss                                                                $(4,505)     $(12,497)      $   (477)
                                                                             =======      ========       ========

     In accordance with generally accepted accounting principles, the assets and liabilities relating to Thomas Regout were eliminated from the Consolidated Balance Sheet subsequent to the completion of the sale transaction. Therefore, the assets and liabilities relating to Thomas Regout have been aggregated and presented on the Consolidated Balance Sheet at December 31, 2004 as current and noncurrent "Assets held for sale" and current "Liabilities related to assets held for sale". The Consolidated Statement of Cash Flows has not been restated to reflect discontinued operations or assets held for sale.

     A summary of the assets and liabilities held for sale is as follows:

                                                                                           December 31,2004
                                                                                           ----------------
                                                                                            (In thousands)

 Current assets
   Cash                                                                                             $ 4,234
   Receivables, net                                                                                   5,456
   Inventories                                                                                        7,999
   Other current assets                                                                                 268
                                                                                                    -------
     Total current assets                                                                           $17,957
                                                                                                    =======

 Noncurrent assets
   Goodwill                                                                                         $ 1,411
   Deferred income taxes                                                                              1,238
   Property and equipment, net                                                                        8,315
                                                                                                    -------
                                                                                                    $10,964

 Current liabilities:
   Accounts payable and accrued liabilities                                                         $ 4,419
   Deferred income taxes                                                                                579
                                                                                                    -------
                                                                                                    $ 4,998
                                                                                                    =======

Note 11 - Other general corporate income (expense), net:

                                                                                 Years ended December 31,
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)


 Interest income                                                             $1,570        $1,612         $  613
 Other income, net                                                              106           807            111
                                                                             ------        ------         ------

                                                                           $  1,676        $2,419         $  724
                                                                           ========        ======         ======

     Interest income includes accrued interest income of $1.4 million and $1.5 million in 2003 and 2004, respectively, on long-term notes receivable from Thomas Regout. Upon the sale of the Thomas Regout European operations in January, 2005, the intercompany notes receivable were extinguished and, therefore, no such interest income was recorded in 2005.

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

     Under the terms of various Intercorporate Service Agreements ("ISAs") with Contran, Valhi and NL Industries, Inc. (a majority-owned subsidiary of Valhi), Contran, Valhi and NL have performed certain management, tax planning, financial and administrative services for the Company on a fee basis over the past three years. Such fees are based upon estimates of time devoted to the affairs of the Company by individual Contran, Valhi or NL employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. Fees pursuant to these agreements aggregated $2,138,000 in 2003, $2,295,000 in 2004 and $2,625,000 in
2005.

     Tall Pines Insurance Company (including a precedessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly-owned subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines (including Valmont) and EWI were $1,029,000 in 2003, $809,000 in 2004 and $926,000 in 2005. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines, and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     Contran and the Company have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, the Company, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. NL has agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability previously computed and paid by the Company in accordance with the tax allocation policy.

     Concentration of credit risk. The Company's products are sold primarily in North America to original equipment manufacturers. The ten largest customers accounted for approximately 44% in 2003 and 43% of sales in 2004 and 2005, respectively. The HON Company accounted for approximately $20.5 million (11%) and $19.4 million (10%) of sales from all three segments at December 31, 2004 and 2005, respectively.

     Other.  Royalty expense was $450,000 in 2003,  $222,000 in 2004 and $66,000 in 2005. Royalties relate principally to certain products manufactured in Canada and sold in the United States under the terms of third-party patent license agreements, one of which expired in 2003 and the remaining agreement expires in 2021.

     Rent expense, principally for equipment, was $603,000 in 2003, $744,000 in 2004 and $738,000 in 2005. At December 31, 2005, future minimum rentals under noncancellable operating leases are approximately $501,000 in 2006, $259,000 in 2007, $66,000 in 2008, $31,000 in 2009 and $12,000 in 2010.

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

     Stock options. As permitted by regulations of the SEC, the Company will adopt SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by the Company is not material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should the Company, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could in the future recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in
Note 9.

Note 15 - Quarterly results of operations (unaudited):

                                                                                     Quarter ended
                                                          ------------              --------------
                                                             March 31       June 30      Sept. 30        Dec. 31
                                                             --------       -------      --------        -------
                                                                   (In millions, except per share amounts)

 2004:
   Net sales                                                  $ 43.6         $46.2         $ 46.2        $ 46.6
   Gross profit                                                  8.4          10.9           10.3          10.2
   Operating income                                              2.5           5.0            4.9           3.0

   Income from continuing operations                          $  1.6         $ 3.0         $  3.5        $  1.4
   Discontinued operations                                       -             0.3            0.3         (13.1)
                                                              ------         -----         ------        ------

       Net income (loss)                                      $  1.6         $ 3.3         $  3.8        $(11.7)
                                                              ======         =====         ======        =======

   Basic and diluted earnings (loss) per share:
     Continuing operations                                    $  .10         $ .20         $  .24        $ .09
     Discontinued operations                                     -             .02            .02         (.86)
                                                              ------         -----         ------        -----

                                                              $  .10         $ .22         $  .26        $(.77)
                                                              ======         =====         ======        =====

 2005:
   Net sales                                                  $ 46.8         $ 45.7        $ 47.1        $ 46.7
   Gross profit                                                 10.3           10.5          11.0          12.0
   Operating income                                              4.1            4.7           4.8           5.5

   Income (loss) from continuing
    operations                                                $  2.2         $  2.4        $ (6.1)       $  2.4
   Discontinued operations                                       (.5)           -             -             -
                                                              ------         ------        ------        ------

       Net income (loss)                                      $  1.7         $  2.4        $ (6.1)       $  2.4
                                                              ======         ======        ======        ======

   Basic and diluted earnings (loss) Per share:
     Continuing operations                                    $  .14         $ .16         $(.40)        $  .16
     Discontinued operations                                    (.03)           -             -             -
                                                              ------         ------        ------        ------

                                                              $  .11         $ .16         $(.40)        $  .16
                                                              ======         =====         =====         ======

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

     During the fourth quarter of 2004, the Company incurred a charge of approximately $13.5 million (net of tax benefit of $0.9 million) to write-down its investment in the Thomas Regout European operations to its estimated realizable value. See Note 10.

                    COMPX INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                         Additions
                                                                        charged to
                                                           Balance at    costs and                                     Balance
                                                           beginning     expenses     Net            Currency           at end
               Description                      of year   (recoveries)  deductions   Other*        translation         of year
          ------------------                    -------    ----------   ----------   ------        -----------         -------

Year ended December 31, 2003:

  Allowance for doubtful accounts                $  496       $   36      $  (234)      $ -              $ 15           $  313
                                                 ======       ======      =======       ====             ====           ======

  Reserve for slow moving or
   obsolete inventories                          $1,598       $1,889      $(1,699)      $ -              $126           $1,914
                                                 ======       ======      =======       ====             ====           ======

Year ended December 31, 2004:

  Allowance for doubtful accounts                $  313       $  115      $   (46)      $ -              $ 12           $  394
                                                 ======       ======      =======       ====             ====           ======

  Reserve for slow moving or
   obsolete inventories                          $1,914       $1,242      $(1,969)      $ -              $ 29           $1,216
                                                 ======       ======      =======       ====             ====           ======

Year ended December 31, 2005:

  Allowance for doubtful accounts                $  394       $ (127)     $   (18)      $ 60             $  3           $  312
                                                 ======       ======      =======       ====             ====           ======

  Reserve for slow moving or
   obsolete inventories                          $1,216       $  373      $  (652)      $254             $  2           $1,193
                                                 ======       ======      =======       ====             ====           ======

* Acquisition of business unit.
Note 1: Above information is presented for continuing operations only.
Note 2: Certain information has been omitted from this schedule because it is disclosed in the notes to the Consolidated Financial Statements.