Form 10-Q
period 2006-03-31
COMPX INTERNATIONAL INC
filed 2006-05-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2006            Commission file number 1-13905
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
                                                      --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer Accelerated filer Non-accelerated filer X.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

Number of shares of common stock outstanding on April 26, 2006:
        Class A:   5,234,280
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2005;
                  March 31, 2006 (Unaudited)                              3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 2005 and 2006 (Unaudited)  5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2005 and 2006 (Unaudited)  6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2005 and 2006 (Unaudited)  7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2006 (Unaudited)           8

                 Notes to Consolidated Financial Statements (Unaudited)   9-15

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    16-20

  Item 3.        Quantitative and Qualitative Disclosure About
                  Market Risk                                             20


  Item 4.        Controls and Procedures.                                 20-21

Part II.         OTHER INFORMATION

  Item 1A.       Risk Factors                                             22

  Item 2.        Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                22

  Item 3.        Defaults Upon Senior Securities                          22

  Item 4.  Submission of Matters to a Vote of Security Holders            22

  Item 5.        Other Information                                        22

  Item 6.        Exhibits.                                                22

                            COMPX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                            December 31,          March 31,
                                                                                     2005                2006
                                                                                 -----------          -----------
                                                                                 (Unaudited)
 Current assets:
   Cash and cash equivalents                                                        $ 30,592             $ 28,540
   Accounts receivable, net                                                           20,609               22,733
   Receivables from affiliates                                                           620                  300
   Refundable income taxes                                                               401                  850
   Inventories                                                                        22,538               22,005
   Prepaid expenses and other                                                          1,496                  945
   Deferred income taxes                                                               1,903                1,902
   Current portion of note receivable                                                  2,612                2,612
                                                                                    --------             --------

       Total current assets                                                           80,771               79,887
                                                                                    --------             --------

 Other assets:
   Goodwill                                                                           35,678               35,753
   Other intangible assets                                                             2,317                2,221
   Note receivable                                                                     1,567                1,567
   Other                                                                                 230                  385
                                                                                    --------             --------

       Total other assets                                                             39,792               39,926
                                                                                    --------             --------

 Property and equipment:
   Land                                                                                7,868                8,559
   Buildings                                                                          31,165               31,648
   Equipment                                                                         107,333              109,447
   Construction in progress                                                            2,015                3,525
                                                                                    --------             --------
                                                                                     148,381              153,179

   Less accumulated depreciation                                                      80,392               85,081
                                                                                    --------             --------

       Net property and equipment                                                     67,989               68,098
                                                                                    --------             --------

                                                                                    $188,552             $187,911
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                            December 31,           March 31,
                                                                                    2005                  2006
                                                                                  ----------          -----------
                                                                                                      (Unaudited)
 Current liabilities:
   Accounts payable and accrued liabilities                                        $ 19,238             $ 17,306
   Income taxes payable to affiliates                                                   771                2,273
   Income taxes                                                                         327                 -
                                                                                   --------             --------

       Total current liabilities                                                     20,336               19,579
                                                                                   --------             --------

 Noncurrent liabilities:
   Long-term debt and other                                                           1,425                   41
   Deferred income taxes                                                             16,692               17,372
                                                                                   --------             --------

       Total noncurrent liabilities                                                  18,117               17,413
                                                                                   --------             --------

 Stockholders' equity:
   Preferred stock                                                                        -                    -
   Class A common stock                                                                  52                   52
   Class B common stock                                                                 100                  100
   Additional paid-in capital                                                       109,556              109,556
   Retained earnings                                                                 31,320               31,889
   Accumulated other comprehensive income
    - currency translation                                                            9,071                9,322
                                                                                   --------             --------

       Total stockholders' equity                                                   150,099              150,919
                                                                                   --------             --------

                                                                                   $188,552             $187,911
                                                                                   ========             ========





Commitments and contingencies (Note 1)





          See accompanying notes to consolidated financial statements.
                                     - 4 -

                            COMPX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2005 and 2006

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                     2005              2006
                                                                                     ----              ----

 Net sales                                                                         $46,843          $47,029
 Cost of goods sold                                                                 36,560           35,402
                                                                                   -------          -------

     Gross margin                                                                   10,283           11,627

 Selling, general and administrative expense                                         6,122            6,718

 Other operating income (expense):
   Currency transaction losses, net                                                    (54)             (41)
   Disposition of property and equipment                                                 5              (73)
                                                                                   -------          -------

     Operating income                                                                4,112            4,795

 Other non-operating income, net                                                       210              382
 Interest expense                                                                      (69)             (61)
                                                                                   -------          -------

     Income from continuing operations before
      income taxes                                                                   4,253            5,116

 Provision for income taxes                                                          2,041            2,643
                                                                                   -------          -------

     Income from continuing operations                                               2,212            2,473

 Discontinued operations, net of tax                                                  (477)            -
                                                                                   -------          -------

   Net income                                                                      $ 1,735          $ 2,473
                                                                                   =======          =======

 Basic and diluted earnings (loss) per common share:
   Continuing operations                                                           $   .14          $   .16
   Discontinued operations                                                            (.03)            -
                                                                                   -------          -------

                                                                                   $   .11          $   .16
                                                                                   =======          =======

 Cash dividends per share                                                          $  .125          $  .125
                                                                                   =======          =======

 Shares used in the calculation of basic and diluted
  earnings per share                                                                15,216           15,248
                                                                                   =======          =======



          See accompanying notes to consolidated financial statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                                       2005              2006
                                                                                       ----              ----


Net income                                                                              $1,735           $2,473
                                                                                        ------           ------

Other comprehensive income, net of tax:
  Currency translation adjustment:
    Arising during the period                                                              358              361
    Disposal of business unit                                                              739              -
                                                                                        ------           ------
                                                                                         1,097              361

  Impact from cash flow hedges, net                                                        (75)            (110)
                                                                                        ------           ------

      Total other comprehensive income                                                   1,022              251
                                                                                        ------           ------

      Comprehensive income                                                              $2,757           $2,724
                                                                                        ======           ======










          See accompanying notes to consolidated financial statements.
                                     - 6 -

                            COMPX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)
                                   (Unaudited)

                                                                                            2005             2006
                                                                                            ----             ----

 Cash flows from operating activities:
   Net income                                                                             $  1,735          $  2,473
   Depreciation and amortization                                                             2,707             2,685
   Deferred income taxes:
     Continuing operations                                                                      66               661
     Discontinued operations                                                                  (187)                -
   Other, net                                                                                  877               353
   Change in assets and liabilities:
     Accounts receivable                                                                    (2,341)           (2,124)
     Inventories                                                                               (46)              343
     Accounts payable and accrued liabilities                                                  605            (1,881)
     Accounts with affiliates                                                                  178             1,732
     Income taxes                                                                           (1,734)             (621)
     Other, net                                                                                 87               343
                                                                                          --------          --------

       Net cash provided by operating activities                                             1,947             3,964
                                                                                          --------          --------

 Cash flows from investing activities:
   Capital expenditures                                                                     (5,146)           (2,583)
   Proceeds from disposal of assets held for sale                                           18,094                 -
   Cash of disposed business unit                                                           (4,006)                -
   Other, net                                                                                    6                 7
                                                                                          --------          --------

       Net cash provided (used) by investing activities                                      8,948            (2,576)
                                                                                          --------          --------

 Cash flows from financing activities:
   Indebtedness:
      Principal payments                                                                       (10)           (1,476)
      Deferred financing costs paid                                                            (28)             (105)
   Dividends                                                                                (1,899)           (1,904)
   Issuance of common stock                                                                    191              -
                                                                                         ---------          ---------

       Net cash used by financing activities                                                (1,746)           (3,485)
                                                                                          --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                              9,149            (2,097)
   Currency translation                                                                         219                45
 Cash and cash equivalents at beginning of period                                            21,037            30,592
                                                                                           --------          --------

 Cash and cash equivalents at end of period                                                $ 30,405          $ 28,540
                                                                                           ========          ========

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                              $     55          $    152
     Income taxes                                                                             2,834               945

   Noncash investing activity - note receivable
     received upon disposal of business unit                                               $  4,179          $   -


          See accompanying notes to consolidated financial statements.

                            COMPX INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2006

                                 (In thousands)

                                   (Unaudited)



                                                                                       Accumulated other
                                                                                         comprehensive
                                                                                            income
                                       Common Stock       Additional              ---------------------------      Total
                                      ---------------      paid-in     Retained    Currency         Hedging    stockholders'
                                   Class A    Class B      capital     Earnings   translation      Derivatives    equity
                                   -------    -------     ---------    --------    ---------       -----------   --------

Balance at December 31, 2005          $52       $100       $109,556     $31,320      $8,961         $  110       $150,099

Net income                             -          -            -          2,473         -              -            2,473

Other comprehensive income, net        -          -            -           -            361           (110)           251

Cash dividends                         -          -            -         (1,904)        -              -           (1,904)
                                      ---       ----       --------     -------      ------         ------       --------

Balance at March 31, 2006             $52       $100       $109,556     $31,889      $9,322         $  -         $150,919
                                      ===       ====       ========     =======      ======         ======       ========





          See accompanying notes to consolidated financial statements.
                                      - 8 -

                            COMPX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of presentation and accounting principles newly adopted in 2006:

     The consolidated balance sheet of CompX International Inc. and Subsidiaries (collectively, the "Company") at December 31, 2005 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2006 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2005 and 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in the 2005 Annual Report.

     At March 31, 2006, CompX Group, Inc., a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL) owned 83% of the Company's outstanding common stock. NL owns 82% of CompX Group, and a wholly owned subsidiary of Titanium Metals Corporation (NYSE:TIE) ("TIMET") owns the remaining 18% of CompX Group. At March 31, 2006, (i) NL and TIMET own an additional 2% and 3% respectively of CompX directly, (ii) Valhi, Inc. (NYSE: VHI) holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 37% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies and the Company.

     Inventory costs. The Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151; therefore, the effect on the consolidated financial statements as a result of the adoption of SFAS No. 151 was immaterial.

     Stock options. In accordance with regulations set forth by the SEC, the Company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2006. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by the Company was not material, the effect of adopting SFAS No. 123R, in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options, did not have a material effect on the Company's consolidated financial statements. Should the Company, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could in the future recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit. No stock options were exercised during the first quarter of 2006; therefore, no such income tax benefits have been recognized as a component of cash flows from financing activities at March 31, 2006.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures were provided in the 2005 Annual Report.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company related to stock options was not significant during the first three months of 2005 or the first three months of 2006. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995, the effect on the Company's results of operations for the first three months of 2005 would not have been material.


Note 2 - Business segment information:

     The Company's operating segments are defined as components of its operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is David A. Bowers, president and chief executive officer of the Company. The Company currently has two operating segments - Security Products and Furniture Components. The Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the mailbox, transportion, furniture, banking, vending and other industries. The Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufacture a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets and other applications.

     Previously, the Company had three operating segments: Security Products, Precision Slides, and Ergonomics. During the first quarter of 2006, the Company changed its internal management structure such that its precision slides and ergonomics products businesses are now evaluated as a single operating unit (referred to as Furniture Components). Segment information at March 31, 2006 reflects the new internal management structure. Additionally, in prior periods, the reported amount of operating income for each operating segment included an allocation of corporate operating expenses based upon the amount of each segment's net sales. At March 31, 2006, such corporate expenses have not been so allocated but instead are presented as a separate item within operating income. Prior period segment information has been restated to conform to the current period presentation for all items as mentioned above.

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2005               2006
                                                                                     ----               ----
                                                                                         (In thousands)

 Net sales:
   Security Products                                                                 $18,544             $20,417
   Furniture Components                                                               28,299              23,745
   Other                                                                                -                  2,867
                                                                                     -------             -------
     Total net sales                                                                 $46,843             $47,029
                                                                                     =======             =======

 Operating income (loss):
   Security Products                                                                 $ 3,255             $ 3,859
   Furniture Components                                                                2,212               2,194
   Other                                                                                -                    346
   Corporate operating expenses                                                       (1,355)             (1,604)
                                                                                     -------             -------

     Total operating income                                                            4,112               4,795

 Interest expense                                                                        (69)                (61)
 Other non-operating income, net                                                         210                 382
                                                                                     -------             -------

   Income from continuing operations before
    income taxes                                                                     $ 4,253             $ 5,116
                                                                                     =======             =======

     The information below provides disclosure of segment information with respect to each year in the three-year period ended December 31, 2005, based on the Company's new operating unit structure.

                                                                                 Years ended December 31,
                                                                            -------------------------------------
                                                                            2003          2004           2005
                                                                            ----          ----           ----
                                                                                      (In thousands)

 Net sales:
   Furniture Components                                                     $ 97,811      $106,759       $105,524
   Security Products                                                          76,155        75,872         76,667
   Other                                                                        -             -             4,158
                                                                            --------      --------       --------

     Total net sales                                                        $173,966      $182,631       $186,349
                                                                            ========      ========       ========

 Operating income (loss):
   Furniture Components                                                     $  1,359      $  8,885       $ 10,985
   Security Products                                                          11,078        11,604         13,141
   Other                                                                           -             -            427
   Corporate operating expenses                                               (3,658)       (5,091)        (5,491)
                                                                            --------      --------       --------

     Total operating income                                                    8,779        15,398         19,062

   Interest expense                                                           (1,301)         (494)          (336)
   Other non-operating income, net                                             1,676         2,419            724
                                                                            --------      --------       --------

     Income from continuing operations
      before income taxes                                                   $  9,154      $ 17,323       $ 19,450
                                                                            ========      ========       ========

 Depreciation and amortization:
   Furniture Components                                                     $  7,155      $  7,477       $  6,798
   Security Products                                                           4,744         4,191          3,876
   Other                                                                           -             -            207
   Corporate depreciation                                                        269           111             43
   Thomas Regout**                                                             2,612         2,421           -
                                                                            --------      --------       --------

                                                                            $ 14,780      $ 14,200       $ 10,924
                                                                            ========      ========       ========

 Capital expenditures:
   Furniture Components                                                     $  6,446      $  2,521       $  5,549
   Security Products                                                           1,901         2,432          4,909
   Other                                                                           -             -             32
   Thomas Regout**                                                               561           395           -
                                                                            --------      --------       --------

                                                                            $  8,908      $  5,348       $ 10,490
                                                                            ========      ========       ========

 Total assets:
   Furniture Components                                                     $ 88,928      $ 77,717       $ 77,226
   Security Products                                                          77,024        72,794         76,875
   Other                                                                           -             -         10,614
   Thomas Regout**                                                            38,595        28,921              -
   Corporate and eliminations                                                  6,196         6,847         23,837
                                                                            --------      --------       --------

                                                                            $210,743      $186,279       $188,552
                                                                            ========      ========       ========

 Goodwill:
   Furniture Components                                                     $  4,986      $  5,270       $  6,594
   Security Products                                                          23,743        23,742         23,742
   Other                                                                        -             -             5,342
                                                                            --------      --------       --------

                                                                            $ 28,729      $ 29,012       $ 35,678
                                                                            ========      ========       ========

 ** Denotes disposed segment.

Note 3 -       Inventories:

                                                                                 December 31,         March 31,
                                                                                      2005              2006
                                                                                 ------------          ---------
                                                                                         (In thousands)

 Raw materials                                                                       $ 7,098             $ 6,423
 Work in process                                                                       9,899               9,876
 Finished products                                                                     5,541               5,706
                                                                                     -------             -------

                                                                                     $22,538             $22,005
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                  December 31,          March 31,
                                                                                      2005                2006
                                                                                   ---------           ----------
                                                                                         (In thousands)

 Accounts payable                                                                    $ 7,022             $ 6,782
 Accrued liabilities:
   Employee benefits                                                                   8,179               6,385
   Customer tooling                                                                    1,319                 849
   Professional fees                                                                     720                 786
   Insurance                                                                             516                 567
   Taxes other than on income                                                            299                 398
   Sales rebates                                                                         110                  72
   Other                                                                               1,073               1,467
                                                                                     -------             -------

                                                                                     $19,238             $17,306
                                                                                     =======             =======

Note 5 - Indebtedness:

                                                                                   December 31,         March 31,
                                                                                       2005               2006
                                                                                    ----------          --------
                                                                                         (In thousands)

 Other indebtedness                                                                   $1,596                $ 93
 Less current portion                                                                    171                  52
                                                                                       -----                ----

                                                                                     $ 1,425                $ 41
                                                                                     =======                ====

     Other indebtedness at December 31, 2005 includes certain industrial revenue bonds which were prepaid in February 2006 for an amount equal to its carrying value.

Note 6 - Other non-operating income, net:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2005               2006
                                                                                     ----               ----
                                                                                         (In thousands)

 Interest income                                                                      $ 176                $375
 Other, net                                                                              34                   7
                                                                                      -----                ----

                                                                                      $ 210                $382
                                                                                      =====                ====

Note 7 - Provision for income taxes:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                     2005               2006
                                                                                     ----               ----
                                                                                         (In thousands)

 Expected tax expense, at the U.S. federal statutory
  income tax rate of 35%                                                             $1,489              $1,791
 Non-U.S. tax rates                                                                     (78)                (83)
 Incremental U.S. tax on earnings of foreign
  Subsidiaries                                                                          572                 770
 State income taxes and other, net                                                       58                  78
 Valuation allowance                                                                      -                  87
                                                                                       ---                -----

                                                                                     $2,041              $2,643
                                                                                     ======              ======

Note 8 - Currency forward exchange contracts:

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. At March 31, 2006, the Company held a series of contracts to manage such exchange rate risk to exchange an aggregate of U.S. $5.2 million for Canadian dollars at an exchange rate of Cdn. $1.16 per U.S. dollar. Such contracts qualify for hedge accounting and mature through June 2006. The exchange rate was Cdn. $1.17 per U.S. dollar at March 31, 2006. The estimated fair value of such contracts is not material at March 31, 2006.

Note 9 - Discontinued operations:

     Discontinued operations relates to the Company's former Thomas Regout operations in the Netherlands. In January 2005, CompX completed the sale of such operations for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($477,000, net of income tax benefit).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     The Company reported operating income of $4.8 million in the first quarter of 2006 compared to operating income of $4.1 million for the first quarter of 2005. The operating income improved due to a more favorable product mix, the impact of the acquisition of a small components business in August 2005 and the Company's ongoing focus on reducing costs.

Results of Operations

                                                                        Three months ended
                                                                             March 31,
                                                                      ------------------------            %
                                                                       2005              2006           Change
                                                                       ----              ----           ------
                                                                        (In millions)

 Net sales:
   Security Products                                                  $18,544          $20,417            10%
   Furniture Components                                                28,299           23,745           (16%)
   Other                                                                 -               2,867           n.m.
                                                                      -------          -------

     Total net sales                                                  $46,843          $47,029            <1%
                                                                      =======          =======

 Operating income (loss):
   Security Products                                                  $ 3,255          $ 3,859            19%
   Furniture Components                                                 2,212            2,194            -1%
   Other                                                                    -              346           n.m.
   Corporate operating expenses                                        (1,355)          (1,604)           18%
                                                                      -------          -------

     Total operating income                                           $ 4,112          $ 4,795            17%
                                                                      =======          =======

n.m. = not meaningful


     Net sales. Net sales of $47.0 million in the first quarter of 2006 were comparable with net sales of $46.8 million in the first quarter of 2005. Net sales were impacted by a general increase in sales volume within security products and other, partially offset by sales volume decreases for certain Furniture Components products resulting from increased competition.

     Cost of goods sold. The Company's cost of goods sold decreased 3% in the first quarter of 2006 compared to 2005 while net sales were flat for the same period. The Company's gross margin percentage increased from 22% in the 2005 period to 25% in the 2006 period. This improvement resulted from the favorable impact of a continuous focus on reducing costs across all segments and increases in sales of higher margin products within security products.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was 13% of net sales in 2005 and 14% in 2006.

     Operating income. Operating income in the first quarter of 2006 increased to $4.8 million compared to $4.1 million for the first quarter of 2005. As a percentage of net sales, operating income increased to 10% for the first quarter of 2006 from 9% for the first quarter of 2005 due to the improvement in gross margins discussed above.

     Currency. CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. The effects of fluctuations in currency exchange rates affect the Furniture Components segment, and do not materially affect the Security Products segment. Fluctuations in foreign currency exchange rates did not have a significant effect on sales or operating income in the first quarter of 2006 as compared to the first quarter of 2005.

     Other non-operating income, net. The components of other non-operating income, net are summarized in Note 6 to the Consolidated Financial Statements, and primarily include interest income.

     Interest expense. Interest expense declined in the first quarter of 2006 compared to the first quarter of 2005 due primarily to lower average levels of outstanding debt.

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

     CompX became a member of Contran's consolidated U.S. federal income tax group (the "Contran Tax Group") in October 2004. As a member of the Contran Tax Group, CompX computes its provision for income taxes on a separate company basis, using the tax elections made by Contran. One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, in 2005 and 2006 CompX is not claiming a credit with respect to foreign income taxes paid but instead is claiming a tax deduction. This is the primary cause of the Company's effective income tax rate for the periods ending March 31, 2005 and 2006 being higher than the U.S. federal statutory income tax rate.

     Outlook. The component product areas where the Company operates are highly competitive in terms of product pricing and features. The Company's strategy is to focus on areas where it can provide products that have value-added, user-oriented features which enable its customers to compete more effectively in their markets. One of the focal points of this strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. Additionally, it believes that its focus on collaborating with customers to identify solutions and its ability to provide a high level of customer service enable it to compete effectively. In response to competitive pricing pressure, the Company continuously focuses on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities.

     Raw material prices, especially steel, zinc and copper, continue to be volatile putting pressure on CompX's margins. The Company actively seeks to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to customers through surcharges and price increases.

     Accounting principles newly adopted in 2006. See Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Summary.

     The Company's primary source of liquidity on an ongoing basis is its cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, the Company will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures or business combinations. In addition, from time-to-time, the Company may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

     At March 31, 2006, there were no amounts outstanding under the Company's credit facility that matures in January 2009. The Company does not expect it will be required to use any of its cash flow from operating activities generated during 2006 to repay indebtedness.


Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in the Company's earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $3.3 million in the first quarter of 2005 compared to a net use of cash of $2.2 million in the first quarter of 2006.

     As noted above, relative changes in working capital can have a significant effect on cash flows from operating activities. The Company's average days sales outstanding increased from 40 days at December 31, 2005 to 44 days at March 30, 2006 due to timing of collection and a higher accounts receivable balance at the end of March. The Company's average number of days in inventory was 59 days at December 31, 2005 and 57 days at March 31, 2006. The decrease in days in inventory is primarily due to lower raw materials inventory.

     Investing activities. Net cash provided by investing activities totaled $9.0 million in the first quarter of 2005 compared to net cash used by investing activities of $2.6 million in the first quarter of 2006. Net cash for 2005 included the net proceeds from the sale of the Thomas Regout operations in Europe discussed below.

     On January 24, 2005, CompX completed the disposition of all of the net assets of its Thomas Regout precision slide and window furnishing operations, conducted at its facility in the Netherlands, to members of Thomas Regout management for net proceeds of approximately $22.3 million. The proceeds consisted of cash (net of costs to sell) of approximately $18.1 million and a subordinated Note for approximately $4.2 million. The subordinated note requires annual payments over a period of four years. Historically, the Thomas Regout European operations had not contributed significantly to net cash flows from operations.

     Firm purchase commitments for capital projects in process at March 31, 2006 approximated $4.7 million.

     Financing activities. Net cash used by financing activities totaled $1.7 million and $3.5 million in the first quarter of 2005 and 2006, respectively. The Company prepaid certain industrial revenue bonds reducing debt by $1.5 million in the first quarter of 2006 and paid quarterly dividends of $1.9 million, or $.125 per share, in the first quarter of 2005 and 2006, respectively.

     Provisions contained in the Company's Revolving Bank Credit Agreement could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Company's Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Company's Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

     Other. Management believes that cash generated from operations and borrowing availability under the Credit Agreement, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures, debt service and dividends (if declared). To the extent that the Company's actual operating results or other developments differ from the Company's expectations, CompX's liquidity could be adversely affected.

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

     Off balance sheet financing arrangements. Other than certain operating leases discussed in the 2005 Annual Report, neither CompX nor any of its subsidiaries are parties to any off-balance sheet financing arrangements.


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

ITEM 3. QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with the changes in foreign currency exchange rates and interest rates that affect the Company. There have been no material changes in such market risks since the Company filed the 2005 Annual Report.


ITEM 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities

Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

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

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.  Risk Factors.


     Reference is made to the 2005 Annual Report for a discussion of the risk factors related to the Company's businesses. There have been no material changes in such risk factors since the Company filed the 2005 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

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





Date May 4, 2006                  By /s/ Darryl R. Halbert
     -----------------               ---------------------------
                                     Darryl R. Halbert
                                     Vice President, Chief Financial Officer
                                     and Controller