Form 10-Q
period 2006-06-30
COMPX INTERNATIONAL INC
filed 2006-08-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2006           Commission file number 1-13905
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


Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

Whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer Accelerated filer Non-Accelerated filer X
                                                         ---

Whether  the  Registrant  is a shell  company  (as  defined in rule 12b-2 of the
Exchange Act). Yes   No X
                 ---   ---

Number of shares of common stock outstanding on July 21, 2006:
        Class A:   5,248,280
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Condensed Consolidated Balance Sheets -
                  December 31, 2005;June 30, 2006 (unaudited)             3

                 Condensed Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2005 and 2006 (unaudited)                      5

                 Condensed Consolidated Statements of Comprehensive
                  Income - Three and six months ended
                  June 30, 2005 and 2006 (unaudited)                      6

                 Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2005 and 2006 (unaudited)     7

                 Condensed Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2006 (unaudited)              8

                 Notes to Condensed Consolidated Financial Statements
                  (unaudited) 9

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    16

  Item 3.        Quantitative and Qualitative Disclosures
                    About Market Risk.                                    21

  Item 4.        Controls and Procedures.                                 22

Part II.         OTHER INFORMATION

  Item 1A.       Risk Factors.                                            23

  Item 4.        Submission of Matters to a Vote of Security Holders      23

  Item 6.        Exhibits.                                                23

Items 1, 2, 3, and 5 of Part II are omitted because there is no information to report.

                            COMPX INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                             December 31,           June 30,
                                                                                     2005                  2006
                                                                                   ---------             --------
                                                                                 (unaudited)

 Current assets:
   Cash and cash equivalents                                                        $ 30,592             $ 22,840
   Accounts receivable, net                                                           20,609               22,744
   Receivables from affiliates                                                           620                 -
   Refundable income taxes                                                               401                1,649
   Inventories, net                                                                   22,538               23,483
   Prepaid expenses and other                                                          1,496                1,221
   Deferred income taxes                                                               1,903                1,877
   Current portion of note receivable                                                  2,612                1,306
                                                                                    --------             --------

       Total current assets                                                           80,771               75,120
                                                                                    --------             --------

 Other assets:
   Goodwill                                                                           35,678               40,202
   Note receivable                                                                     1,567                1,567
   Other intangible assets                                                             2,317                3,494
   Other                                                                                 230                  501
                                                                                    --------             --------

       Total other assets                                                             39,792               45,764
                                                                                    --------             --------

 Property and equipment:
   Land                                                                                7,868                8,895
   Buildings                                                                          31,165               33,652
   Equipment                                                                         107,333              111,912
   Construction in progress                                                            2,015                5,853
                                                                                    --------             --------
                                                                                     148,381              160,312

   Less accumulated depreciation                                                      80,392               89,271
                                                                                    --------             --------

       Net property and equipment                                                     67,989               71,041
                                                                                    --------             --------

         Total assets                                                               $188,552             $191,925
                                                                                    ========             ========

                            COMPX INTERNATIONAL INC.

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                            December 31,           June 30,
                                                                                     2005                 2006
                                                                                   --------             --------
                                                                                                      (unaudited)

 Current liabilities:
   Accounts payable and accrued liabilities                                        $ 19,238             $ 19,541
   Income taxes payable to affiliates                                                   771                  557
   Income taxes                                                                         327                    -
                                                                                   --------             --------

       Total current liabilities                                                     20,336               20,098
                                                                                   --------             --------

 Noncurrent liabilities:
   Deferred income taxes                                                             16,692               18,716
   Long term debt and other                                                           1,425                   29
                                                                                   --------             --------

       Total noncurrent liabilities                                                  18,117               18,745
                                                                                   --------             --------

 Stockholders' equity:
   Preferred stock                                                                     -                    -
   Class A common stock                                                                  52                   52
   Class B common stock                                                                 100                  100
   Additional paid-in capital                                                       109,556              109,648
   Retained earnings                                                                 31,320               33,274
   Accumulated other comprehensive income                                             9,071               10,008
                                                                                   --------             --------

       Total stockholders' equity                                                   150,099              153,082
                                                                                   --------             --------

       Total liabilities and stockholders' equity                                  $188,552             $191,925
                                                                                   ========             ========


Commitments and contingencies (Note 1)



     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 4 -

                            COMPX INTERNATIONAL INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                                     Three months ended               Six months ended
                                                                           June 30,                       June 30,
                                                                   ----------------------            -------------------
                                                                      2005           2006            2005           2006
                                                                      ----           ----            ----           ----
                                                                                         (unaudited)

 Net sales                                                         $45,730         $50,143       $92,573        $97,172
 Cost of goods sold                                                 35,203          37,794        71,763         73,195
                                                                   -------         -------       -------        -------

     Gross margin                                                   10,527          12,349        20,810         23,977

 Selling, general and administrative expense                         5,802           6,441        11,924         13,159
                                                                   -------         -------       -------        -------

 Other operating income (expense):
   Currency transaction gains (losses),net                              38             (69)          (15)          (111)
   Disposition of property and equipment                               (18)            (18)          (13)           (91)
                                                                   -------         -------       -------        -------

     Operating income                                                4,745           5,821         8,858         10,616

 Other non-operating income, net                                        60             303           270            686
 Interest expense                                                      (69)            (50)         (138)          (112)
                                                                   -------         -------       -------        -------

     Income from continuing operations
      before income taxes                                            4,736           6,074         8,990         11,190

 Provision for income taxes                                          2,361           2,284         4,403          4,927
                                                                   -------         -------       -------        -------

   Income from continuing operations                                 2,375           3,790         4,587          6,263

 Discontinued operations, net of tax                                  -               (500)         (477)          (500)
                                                                   -------         -------       -------        -------

     Net income                                                    $ 2,375         $ 3,290       $ 4,110        $ 5,763
                                                                   =======         =======       =======        =======

 Basic and diluted earnings per common share:
   Continuing operations                                           $   .16         $   .25       $   .30        $   .41
   Discontinued operations                                            -               (.03)         (.03)          (.03)
                                                                   -------         --------      -------        -------

                                                                   $   .16         $   .22       $   .27        $   .38
                                                                   =======         =======       =======        =======

 Cash dividends per share                                          $  .125         $  .125       $   .25        $   .25
                                                                   =======         =======       =======        =======


 Shares used in the calculation of basic
  and diluted earnings per share                                    15,214          15,250        15,215         15,249
                                                                   =======         =======       =======        =======


     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 5 -

                            COMPX INTERNATIONAL INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           2005           2006
                                                                                           ----           ----
                                                                                               (unaudited)

 Net income                                                                             $4,110           $5,763

 Other comprehensive income (loss), net of tax:
     Currency translation adjustment:
     Arising during the period                                                            (118)           1,040
     Disposal of business unit                                                             739             -
                                                                                        ------           ------
                                                                                           621            1,040

   Impact from cash flow hedges, net                                                      (68)             (103)
                                                                                       ------            ------

     Total other comprehensive income, net                                                 553              937
                                                                                        ------           ------

     Comprehensive income                                                               $4,663           $6,700
                                                                                        ======           ======











     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 6 -

                            COMPX INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)

                                                                                            2005             2006
                                                                                            ----             ----
                                                                                                (unaudited)

 Cash flows from operating activities:
   Net income                                                                             $  4,110           $ 5,763
   Depreciation and amortization                                                             5,368             5,540
   Goodwill impairment                                                                         864                 -
   Deferred income taxes:
     Continuing operations                                                                     117             1,115
     Discontinued operations                                                                  (187)                -
   Other, net                                                                                   80               413
   Change in assets and liabilities (net of effect of
    acquisition):
     Accounts receivable, net                                                               (2,091)           (1,173)
     Inventories, net                                                                          756             1,050
     Accounts payable and accrued liabilities                                                1,471              (303)
     Accounts with affiliates                                                                1,563               405
     Income taxes                                                                           (2,609)           (1,539)
     Other, net                                                                               (787)                4
                                                                                          --------          --------

       Net cash provided by operating activities                                             8,655            11,275
                                                                                          --------          --------

 Cash flows from investing activities:
   Capital expenditures                                                                     (7,234)           (5,383)
   Proceeds from disposal of assets held for sale                                           18,094                 -
   Cash of disposed business unit                                                           (4,006)                -
   Acquisition, net of cash acquired                                                             -            (9,832)
   Cash collected on note receivable                                                             -             1,306
   Proceeds from sale of fixed assets                                                           12                37
                                                                                          --------          --------

       Net cash provided by (used in) investing activities                                   6,866           (13,872)
                                                                                          --------          --------

 Cash flows from financing activities:
   Principal payments on indebtedness                                                          (19)           (1,490)
   Proceeds from issuance of common stock                                                      217                 -
   Deferred financing costs paid                                                               (28)             (105)
   Dividends                                                                                (3,799)           (3,809)
                                                                                          --------          --------

       Net cash used in financing activities                                                (3,629)           (5,404)
                                                                                          --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                             11,892            (8,001)
   Currency translation                                                                         171               249
 Cash and cash equivalents at beginning of period                                            21,037            30,592
                                                                                           --------          --------

 Cash and cash equivalents at end of period                                                $ 33,100          $ 22,840
                                                                                           ========          ========

 Supplemental disclosures:
   Cash paid for:
     Interest                                                                              $     82          $    181
     Income taxes                                                                             5,254             4,949
   Noncash investing activity - note receivable received
     upon disposal of business unit                                                        $  4,179          $   -


     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 7 -

                            COMPX INTERNATIONAL INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2006

                                 (In thousands)

                                                                                        Accumulated other
                                                                                      comprehensive income
                                                                                            (loss)
                                      Common stock      Additional                 --------------------------         Total
                                     ---------------      paid-in     Retained      Currency       Hedging         stockholders'
                                  Class A     Class B     capital     earnings     translation    derivatives         equity
                                  -------     -------    ---------    --------     -----------    -----------        --------
                                                                                (unaudited)

Balance at December 31, 2005         $52       $100      $109,556     $ 31,320       $ 8,961        $ 110           $150,099

Net income                             -          -             -        5,763             -            -              5,763

Other comprehensive income, net        -          -             -            -         1,040         (103)               937

Cash dividends                         -          -             -       (3,809)            -            -             (3,809)

Issuance of common stock              -          -             92         -             -             -                   92
                                     ---       ----      --------      -------       -------        -----           --------

Balance at June 30, 2006             $52       $100      $109,648      $33,274       $10,001        $   7           $153,082
                                     ===       ====      ========      =======       =======        =====           ========






     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 8 -

                            COMPX INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (unaudited)


Note 1 - Organization and basis of presentation:

     Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     We are majority-owned by CompX Group, Inc., which owns 83% of our outstanding common stock at June 30, 2006. CompX Group, Inc. is a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL). NL owns 82% of CompX Group, and a wholly-owned subsidiary of Titanium Metals Corporation (NYSE: TIE) ("TIMET") owns the remaining 18% of CompX Group. At June 30, 2006, (i) NL and TIMET own an additional 2% and 3%, respectively, of us directly, (ii) Valhi, Inc. (NYSE: VHI) holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 35% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each company and us.

     Refer to our 2005 Annual Report for a discussion of commitments and contingencies.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 - Business segment information:

     We define our operating segments as components of our operations for which separate financial information is available and is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Our chief operating decision maker is David A. Bowers, president and chief executive officer. We currently have three operating segments - Security Products, Furniture Components, and Marine Components. Previously, the results of the Marine Components segment had been presented as Other. Our Security Products segment, with manufacturing facilities in South
Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the mailbox, transportation, furniture, banking, vending and other industries. Our Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets and other applications. Our Marine Components segment with facilities in Wisconsin and Illinois, manufactures and distributes marine instruments, hardware, and accessories, for performance boats.

     In April 2006, we completed an acquisition of a marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired. We completed this acquisition to expand our Marine Components business segment. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements starting in April 2006. The purchase price has been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this immaterial acquisition had been completed as of January 1, 2005, is not material.

     Previously, we had the following operating segments: Security Products, Precision Slides, and Ergonomics. During the first quarter of 2006, we reorganized our internal management structure, and as a result precision slides and ergonomics products businesses are now evaluated as a single operating unit (referred to as Furniture Components). Our segment information now reflects our new internal management structure. Additionally, in prior periods, the reported amount of operating income for each operating segment included an allocation of corporate operating expenses based upon the amount of each segment's net sales. Corporate expenses are now no longer allocated but instead are presented as a separate item within operating income. The prior period segment information shown below has been restated to conform to the current period presentation for these changes.


                                                                       Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                                      --------------------          -----------------------
                                                                      2005           2006            2005             2006
                                                                      ----           ----            ----             ----
                                                                                       (In thousands)

 Net sales:
   Furniture Components                                               $27,013       $24,285          $55,312        $48,029
   Security Products                                                   18,717        20,448           37,261         40,866
   Marine Components                                                     -            5,410             -             8,277
                                                                      -------       -------         --------       --------
     Total net sales                                                  $45,730       $50,143          $92,573        $97,172
                                                                      =======       =======          =======        =======

 Operating income:
   Furniture Components                                                $2,956        $2,348           $5,171         $4,542
   Security Products                                                    3,138         3,724            6,392          7,582
   Marine Components                                                     -              873             -             1,219
   Corporate operating expense                                         (1,349)       (1,124)          (2,705)        (2,727)
                                                                      -------       -------         --------       --------

     Total operating income                                             4,745         5,821            8,858         10,616

 Other non-operating income, net                                           60           303              270            686
 Interest expense                                                         (69)          (50)            (138)          (112)
                                                                      -------       -------         --------       --------

   Income from continuing operations
    before income taxes                                               $ 4,736       $ 6,074         $  8,990       $ 11,190
                                                                      =======       =======         ========       ========

     The information below provides disclosure of segment information with respect to each year in the three-year period ended December 31, 2005, based on our new operating unit structure.

                                                                                 Years ended December 31,
                                                                            -------------------------------------
                                                                              2003          2004           2005
                                                                              ----          ----           ----
                                                                                      (In thousands)

 Net sales:
   Furniture Components                                                     $ 97,811      $106,759       $105,524
   Security Products                                                          76,155        75,872         76,667
   Marine Components                                                            -             -             4,158
                                                                            --------      --------       --------

     Total net sales                                                        $173,966      $182,631       $186,349
                                                                            ========      ========       ========

 Operating income (loss):
   Furniture Components                                                     $  1,359      $  8,885       $ 10,985
   Security Products                                                          11,078        11,604         13,141
   Marine Components                                                               -             -            427
   Corporate operating expenses                                               (3,658)       (5,091)        (5,491)
                                                                            --------      --------       --------

     Total operating income                                                    8,779        15,398         19,062

   Interest expense                                                           (1,301)         (494)          (336)
   Other non-operating income, net                                             1,676         2,419            724
                                                                            --------      --------       --------

     Income from continuing operations
      before income taxes                                                   $  9,154      $ 17,323       $ 19,450
                                                                            ========      ========       ========

 Depreciation and amortization:
   Furniture Components                                                     $  7,155      $  7,477       $  6,798
   Security Products                                                           4,744         4,191          3,876
   Marine Components                                                               -             -            207
   Corporate depreciation                                                        269           111             43
   Thomas Regout**                                                             2,612         2,421           -
                                                                            --------      --------       -----

      Total deprecation and amortization                                    $ 14,780      $ 14,200       $ 10,924
                                                                            ========      ========       ========

 Capital expenditures:
   Furniture Components                                                     $  6,446      $  2,521       $  5,549
   Security Products                                                           1,901         2,432          4,909
   Marine Components                                                               -             -             32
   Thomas Regout**                                                               561           395           -
                                                                            --------      --------       --------

      Total capital expenditures                                            $  8,908      $  5,348       $ 10,490
                                                                            ========      ========       ========

 Total assets:
   Furniture Components                                                     $ 88,928      $ 77,717       $ 77,226
   Security Products                                                          77,024        72,794         76,875
   Marine Components                                                               -             -         10,614
   Thomas Regout**                                                            38,595        28,921              -
   Corporate and eliminations                                                  6,196         6,847         23,837
                                                                            --------      --------       --------

      Total assets                                                          $210,743      $186,279       $188,552
                                                                            ========      ========       ========

 Goodwill:
   Furniture Components                                                     $  4,986      $  5,270       $  6,594
   Security Products                                                          23,743        23,742         23,742
   Marine Components                                                            -             -             5,342
                                                                            --------      --------       --------

      Total goodwill                                                        $ 28,729      $ 29,012       $ 35,678
                                                                            ========      ========       ========

 ** Denotes disposed segment.

Note 3 -       Inventories, net:

                                                                                   December 31,         June 30,
                                                                                      2005                2006
                                                                                    ---------          ----------
                                                                                         (In thousands)

 Raw materials                                                                       $ 7,098             $ 8,439
 Work in progress                                                                      9,899               9,642
 Finished products                                                                     5,541               5,402
                                                                                     -------             -------

      Total                                                                          $22,538             $23,483
                                                                                     =======             =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                                   December 31,         June 30,
                                                                                      2005               2006
                                                                                    --------          ----------
                                                                                         (In thousands)

 Accounts payable                                                                    $ 7,022             $ 7,336
 Accrued liabilities:
   Employee benefits                                                                   8,179               7,411
   Customer tooling                                                                    1,319                 660
   Professional fees                                                                     720                 826
   Insurance                                                                             516                 959
   Taxes other than on income                                                            299                 695
   Other                                                                               1,183               1,654
                                                                                     -------             -------

      Total                                                                          $19,238             $19,541
                                                                                     =======             =======

Note 5 - Indebtedness:

                                                                                   December 31,          June 30,
                                                                                      2005                 2006
                                                                                   -----------            -------
                                                                                         (In thousands)

 Other indebtedness                                                                   $1,596                 $83
 Less current maturities                                                                 171                  54
                                                                                       -----                 ---

      Total                                                                          $ 1,425                 $29
                                                                                     =======                 ===

     Other indebtedness at December 31, 2005 includes certain industrial revenue bonds which were prepaid at its carrying value in February 2006.

Note 6 - Other non-operating income, net:

                                                                       Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                                      -------------------            -------------------
                                                                      2005           2006            2005           2006
                                                                      ----           ----            ----           ----
                                                                                       (In thousands)

 Interest income                                                       $ 88           $291            $264           $665
 Other, net                                                             (28)            12               6             21
                                                                       ----           ----            ----           ----

      Total                                                            $ 60           $303            $270           $686
                                                                       ====           ====            ====           ====

Note 7 - Provision for income taxes:

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                             2005           2006
                                                                                           --------       ------
                                                                                               (In thousands)

 Expected tax expense                                                                         $3,146        $3,917
 Non-U.S. tax rates                                                                             (105)         (151)
 Incremental U.S. tax on earnings of foreign subsidiaries                                      1,247         1,066
 U.S. State income taxes, net                                                                    125           302
 Reduction in Canadian income tax rate                                                             -          (159)
 Other, net                                                                                      (10)          (48)
                                                                                              ------        ------

      Total                                                                                   $4,403        $4,927
                                                                                              ======        ======

     In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and the elimination of the federal surtax. The 2% reduction will be phased in from 2008 to 2010, and the federal surtax will be eliminated in 2008. As a result, during the second quarter of 2006 we recognized a $159,000 income tax benefit related to the effect of such reduction on our previously recorded net deferred income tax liability.


Note 8 - Currency forward exchange contracts:

     Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future. Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. At June 30, 2006, we held a series of contracts to manage exchange rate risk to exchange an aggregate of U.S. $2.8 million for Canadian dollars at an exchange rate of Cdn. $1.12 per U.S. dollar. These contracts qualify for hedge accounting and mature through August 2006. The exchange rate was Cdn. $1.12 per U.S. dollar at June 30, 2006. The estimated fair value of the contracts is not material at June 30, 2006.

Note 9 - Discontinued operations:

     Discontinued operations relates to our former Thomas Regout operations in the Netherlands. Prior to December 2004, the Thomas Regout European operations were classified as held for use. A formal plan of disposal adopted by our board of directors in December 2004 resulted in the reclassification of such operations to held for sale. Based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held for sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, when we classified it as held for sale, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). In January 2005, we completed the sale of Thomas Regout for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the sale). These additional expenses reflect a refinement of our previous estimate of the realizable value of the Thomas Regout operations and accordingly we recognized a further impairment of goodwill. Therefore, discontinued operations for the first six months of 2005 includes a charge for the additional expenses ($477,000, net of income tax benefit). Discontinued operations in the second quarter of 2006 represents an expense of $500,000 for our change in estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout operations.


Note 10 - Recent accounting pronouncements:

     Inventory costs - Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No.
151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Condensed Consolidated Financial Statements.

     Stock options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. The number of non-vested equity awards we had issued as of December 31, 2005 was not material. Prior to the adoption of SFAS No. 123R we accounted for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Recognized compensation cost related to stock options was not significant during the first six months of 2005 or the first six months of 2006. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995, the effect on our results of operations for the first six months of 2005 would not have been material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in the first six months of 2006) to be reflected as a component of cash flows from financing activities in our Condensed Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain tax positions. In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not that our position would prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to classify any reserves we might have for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     We are a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries. We have recently entered the performance marine components industry through the acquisition of two performance marine manufacturers. Operating income was $5.8 million in the second quarter of 2006 compared to $4.7 million in the same period of 2005. Operating income was $10.6 million for the six-month period ended June 30, 2006 compared to $8.9 million for the comparable period of 2005. The increase in results during the second quarter and for the comparative six-month periods is primarily due to a more favorable product mix, the impact of two marine acquisitions (the first in August 2005, and the second in April of 2006), and our on-going focus on reducing costs partially offset by the negative impact of changes in currency exchange rates within Furniture Components.

Results of Operations

                                            Three months ended                     Six months ended
                                                 June 30,                              June 30,
                                            --------------------        %         ------------------          %
                                             2005           2006      Change      2005          2006       Change
                                             ----           ----      ------      ----          ----       ------
                                                       (In thousands, except percentages)

 Net sales:
   Furniture Components                      $27,013        $24,285    (10)%        $55,312       $48,029    (13)%
   Security Products                          18,717         20,448      9 %         37,261        40,866     10 %
   Marine Components                            -             5,410      n.m.          -            8,277      n.m.
                                             -------        -------                 -------       -------

     Total net sales                         $45,730        $50,143     10 %        $92,573       $97,172      5 %
                                             =======        =======                 =======       =======

 Gross margin:
   Furniture Components                      $ 5,306         $4,661    (12)%        $10,102       $ 9,426     (7)%
   Security Products                           5,221          6,058     16 %         10,708        12,182     14 %
   Marine Components                            -             1,630      n.m.          -            2,369      n.m.
                                             -------        -------                 -------       -------

     Total gross margin                      $10,527        $12,349     17 %        $20,810       $23,977     15 %
                                             =======        =======                 =======       =======

 Operating income:
   Furniture Components                      $ 2,956         $2,348    (21)%        $ 5,171       $ 4,542    (12)%
   Security Products                           3,138          3,724     19 %          6,392         7,582     19 %
   Marine Components                            -               873      n.m.          -            1,219      n.m.
   Corporate operating
    expense                                   (1,349)        (1,124)   (17) %        (2,705)       (2,727)     1%
                                             -------        -------                 -------       -------

     Total operating income                  $ 4,745        $ 5,821     23 %        $ 8,858       $10,616     20 %
                                             =======        =======                 =======       =======

n.m. = not meaningful

     Net sales. Net sales increased $4.4 million, or 10%, to $50.1 million in the second quarter of 2006 from $45.7 million in the second quarter of 2005. Net sales increased $4.6 million, or 5%, to $97.2 million for the first six months of 2006 from $92.6 million in the first six months of 2005. The increase are due primarily to sales volume from the acquisition of two marine component products businesses, in April 2006 and August 2005, and a general increase in sales volume to new and existing customers within Security Products, partially offset by sales volume decreases for certain Furniture Components products resulting from increased Asian competition and an unfavorable Canadian dollar exchange rate which has caused operational difficulties for many of our Canadian customers.

     Cost of goods sold and gross margin. Our cost of goods sold increased $2.6 million, or 7%, to $37.8 million in the second quarter of 2006 from $35.2 million in the second quarter of 2005. Cost of goods sold increased 2% in the first six months of 2006 compared to 2005, while net sales increased 5% for the same period. Our gross margin percentage increased from 23% in the second quarter of 2005 to 25% in the second quarter of 2006 and increased from 22% to 25% in the first six months of 2006 as compared to the first six months of 2005. The improvements in gross margin percentages for the comparable periods are primarily due to an improved product mix as the decline in lower margin
Furniture Components sales were offset by increasing sales of higher-margin Security Products and Marine Components.

     Selling, general, and administrative expense. As a percentage of net sales, selling, general, and administrative expense was relatively flat in the second quarter of 2006 and 2005, and for the first six months of each year.

     Operating income. Operating income increased $1.1 million, or 23%, to $5.8 million in the second quarter of 2006 from $4.7 million in the second quarter of 2005. Operating income in the first six months of 2006 increased $1.8 million, or 20%, to $10.6 million compared to $8.9 million for the first six months of 2005. As a percentage of net sales, operating income increased to 11% for the first six months of 2006 from 10% for the first six months of 2005 primarily due to the increase in net sales and more favorable product mix as well as the favorable impact of a continuous focus on reducing costs across all segments, partially offset by the negative impact of currency exchange rates (as discussed below).

     Currency. Our furniture components segment has substantial operations and assets located outside the United States (in Canada and Taiwan). Sales generated from our non-U.S. operations are denominated in both the U.S. dollar and in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Our Furniture Component segment's net sales were positively impacted while their operating income was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:


                                                                  Three months ended            Six months ended
                                                                    June 30, 2005                 June 30, 2005
                                                                       vs. 2006                     vs. 2006
                                                                  -----------------             ------------
                                                                                  (In thousands)

Currency impact on net sales                                           $ 496                         $ 744

Currency impact on operating income                                    $(709)                        $(952)


     Other non-operating income, net. The components of other non-operating income, net are summarized in Note 6 to the Condensed Consolidated Financial Statements, and primarily include interest income. Interest income has increased approximately $400,000 for the six months period ending June 30, 2006 as compared to the same period in 2005 due to higher interest rates on invested cash balances.

     Interest expense. Interest expense declined in the six-month period of 2006 compared to 2005 due primarily to lower average levels of outstanding debt.

     Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Condensed Consolidated Financial Statements. Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of pre-tax earnings can result in fluctuations in the effective income tax rate. Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to our election to not claim foreign tax credits. Our election to not claim foreign tax credits is the primary reason our effective income tax rates in 2005 and 2006 are higher than the 35% U.S. federal statutory income tax rate.

     Our effective income tax rate from continuing operations for the second quarter of 2006 declined to 38% as compared to the 50% effective income tax rate for the same period in 2005, and declined to 44% in the first six months of 2006 as compared to the 49% effective income tax rate for the first six months of 2005. The decrease is primarily due to a higher percentage of our income in 2006 being derived from our U.S. operations as compared to 2005. In addition, our provision for income taxes in the second quarter of 2006 includes a $159,000 income tax benefit related to the effect of such reduction on our previously recorded net deferred income tax liability. Other than the effect of the $159,000 income tax benefit we recognized in the second quarter of 2006, we currently expect our effective income tax rate for the remainder of 2006 will approximate our effective income tax rate in the first half of the year.

     Discontinued operations. See Note 9 to the Condensed Consolidated Financial Statements.

     Recent accounting pronouncements.See Note 10 to the Condensed Consolidated Financial Statements.

     Critical Accounting Policies. There have been no changes in the second quarter of 2006 with respect to our critical accounting policies presented in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2005 Annual Report.

     Outlook. The component product markets we operate in are highly competitive in terms of product pricing and features. Our strategy is to focus on areas where we can provide products that have value-added, user-oriented features which enable our customers to compete more effectively in their markets. One of the focal points of our strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. Additionally, we believe our focus on collaborating with customers to identify solutions and our ability to provide a high level of customer service enable us to compete effectively. In response to competitive pricing pressure, we continuously focus on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities.

     Raw material prices, especially steel, zinc and copper, continue to be volatile putting pressure on our margins. We actively seek to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to customers through surcharges and price increases. To date we have been able to effectively mitigate the impact of higher material cost on our margins, however, we may not be able to achieve these same results in future periods.

Liquidity and Capital Resources

  Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in earnings. Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Changes in assets and liabilities are comparable resulting in a net use of cash of approximately $1.6 million and $1.7 million for the first six months of 2006 and 2005, respectively.

     Relative changes in working capital can have a significant effect on cash flows from operating activities. Our average days sales outstanding ("DSO") increased from 40 days at December 31, 2005 to 41 days at June 30, 2006 due to timing of collection on the higher accounts receivable balance at the end of June. For comparative purposes, our average DSO increased from 38 days at December 31, 2004 to 42 days at June 30, 2005. Our average number of days in inventory ("DII") was 59 days at December 31, 2005 and 57 days at June 30, 2006. The decrease in days in inventory is primarily due to a lower commodity raw material balance at June 30, 2006 as a result of the utilization of a higher than normal commodity raw material inventory balance acquired in the latter part of 2005 as part of our strategy to mitigate the significant volatility in commodity prices. For comparative purposes, our average DII was 52 days at December 31, 2004 and June 30, 2005 primarily as a result lower commodity raw materials balances in the first six months of 2005.

     Investing  activities.  Net cash provided by investing  activities  totaled
$6.9 million in the first six months of 2005 compared to net cash used in investing activities of $13.9 million in the first six months of 2006. Net cash for 2005 includes the net proceeds from the sale of the Thomas Regout operations in Europe, and net cash used in 2006 includes cash paid for a marine component products business, both of which are discussed below.

     On January 24, 2005, we completed the disposition of all of the net assets of our Thomas Regout precision slide and window furnishing operations, conducted at our facility in the Netherlands, to members of Thomas Regout management for net proceeds of approximately $22.3 million. The proceeds consisted of cash (net of costs to sell) of approximately $18.1 million and a subordinated note for approximately $4.2 million. The $4.2 million subordinated note requires annual payments over a period of four years, and we received the first payment on this subordinated note of $1.3 million in the first six months of 2006. Historically, the Thomas Regout European operations did not contribute significantly to net cash flows from operations. See Note 9 to the Condensed Consolidated Financial Statements.

     In April 2006, we completed an immaterial acquisition of a marine component products company for $9.8 million, net of cash acquired. See Note 2 to the Condensed Consolidated Financial Statements.

     Financing activities. Net cash used in financing activities totaled $3.6 million and $5.4 million for the six months ended June 30, 2005 and 2006, respectively. In the first six months of 2006, we prepaid certain indebtedness we assumed in a prior acquisition, reducing debt by $1.5 million. In addition, we paid aggregate quarterly dividends of $3.8 million, or $.25 per share, in each of the first six months of 2005 and 2006.

     Other. We believe that cash generated from operations and borrowing availability under our $50 million revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared). To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

     Provisions contained in our revolving credit facility could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

     Periodically, we evaluate liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify our dividend policy or take a combination of such steps to manage liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing our indebtedness.

     Future cash requirements.

     Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures,
(ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, we will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures. From time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business acquisitions.

     At June 30, 2006, we had $50 million available under our $50 million revolving credit facility that matures in January 2009. We do not expect to be required to use any of our cash flow from operating activities generated during 2006 to repay indebtedness.

     Firm purchase commitments for capital projects in process at June 30, 2006 approximated $4.3 million.

     There have been no material changes in our contractual obligations since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these commitments.

     Off balance sheet financing arrangements. We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.


Forward Looking Information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the our other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

     o    Future supply and demand for our products,
     o Changes in costs of raw materials and other operating costs (such as energy costs),
     o    General global economic and political conditions,
     o    Demand for office furniture,
     o    Service industry employment levels,
     o    The possibility of labor disruptions,
     o Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
     o    Substitute products,
     o    Customer and competitor strategies,
     o    Costs  and   expenses   associated   with   compliance   with  certain
          requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting,
     o    The introduction of trade barriers,
     o    The impact of pricing and production decisions,
     o Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
     o    Potential    difficulties   in   integrating   completed   or   future
          acquisitions,
     o Decisions to sell operating assets other than in the ordinary course of business,
     o    Uncertainties associated with new product development,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o Our ability to comply with covenants contained in our revolving bank credit facility,
     o    The ultimate outcome of income tax audits,
     o    The impact of current or future government regulations,
     o    Possible future litigation and
     o    Other risks and uncertainties.

     Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these risks.

ITEM 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

     Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

     Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.       Risk Factors.

     There have been no material changes in the second quarter of 2006 with respect to our risk factors presented in Item 1A. in our 2005 Annual Report on Form 10-K.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     Our 2006 Annual Meeting of Stockholders was held on May 16, 2006. Paul M. Bass, Jr., David A. Bowers, Norman S. Edelcup, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 99.4% of the approximately 105.2 million votes eligible to be cast at the Annual Meeting.

ITEM 6. Exhibits.

               31.1           Certification

               31.2           Certification

               32.1           Certification

               32.2           Certification

               We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request. We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Audit Committee Charter, each as adopted by our board of directors, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      COMPX INTERNATIONAL INC.
                                           (Registrant)





Date August  3, 2006           By  /s/ Darryl R. Halbert
     -------------------           ---------------------------
                                   Darryl R. Halbert
                                   Vice President, Chief Financial Officer
                                   and Controller
                                   (Principal Financial and Accounting Officer)