Form 10-Q
period 2006-09-30
COMPX INTERNATIONAL INC
filed 2006-11-01
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 2006         Commission file number 1-13905
                      ------------------                                -------




                            COMPX INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                       57-0981653
-------------------------------                     ---------------------------
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
                                                                 --------------


Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days. Yes X     No
         ---       ---

Whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large
accelerated filer         Accelerated filer            Non-Accelerated filer  X
                  ----                       ----                          ----

Whether  the  Registrant  is a shell  company  (as  defined in rule 12b-2 of the
Exchange Act).       Yes     No X
                        ---    ---

Number of shares of common stock outstanding on October 20, 2006:
        Class A:   5,248,280
        Class B:  10,000,000

                            COMPX INTERNATIONAL INC.

                                      INDEX




                                                                           Page
                                                                         number

Part I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements.

             Condensed Consolidated Balance Sheets -
                 December 31, 2005; September 30, 2006 (unaudited)            3

             Condensed Consolidated Statements of Operations -
                 Three months and nine months ended
                 September 30, 2005 and 2006 (unaudited)                      5

             Condensed Consolidated Statements of Comprehensive
                 Income (Loss) - Nine months ended
                 September 30, 2005 and 2006 (unaudited)                      6

             Condensed Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 2005 and 2006 (unaudited)    7

             Condensed Consolidated Statement of Stockholders' Equity -
                 Nine months ended September 30, 2006 (unaudited)             8

             Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                  9

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                        16

     Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk.                                          23

     Item 4. Controls and Procedures.                                        23

Part II.     OTHER INFORMATION

     Item 1A.Risk Factors.                                                   25

     Item 6. Exhibits.                                                       25

Items 1, 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

                            COMPX INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                               December 31,        September 30,
                                                                         2005                2006
                                                                    -----------          -----------
                                                                                        (unaudited)

 Current assets:
   Cash and cash equivalents                                        $     30,592             $ 25,772
   Accounts receivable, net                                               20,609               23,027
   Receivables from affiliates                                               620                  176
   Refundable income taxes                                                   401                  520
   Inventories, net                                                       22,538               23,631
   Prepaid expenses and other                                              1,496                1,051
   Deferred income taxes                                                   1,903                1,878
   Current portion of note receivable                                      2,612                1,306
                                                                        --------            ---------

       Total current assets                                               80,771               77,361
                                                                        --------            ---------

 Other assets:
   Goodwill                                                               35,678               40,287
   Note receivable                                                         1,567                1,567
   Other intangible assets                                                 2,317                3,323
   Other                                                                     230                  593
                                                                        --------            ---------

       Total other assets                                                 39,792               45,770
                                                                        --------            ---------

 Property and equipment:
   Land                                                                    7,868                8,843
   Buildings                                                              31,165               33,720
   Equipment                                                             107,333              111,619
   Construction in progress                                                2,015                8,637
                                                                        --------            ---------
                                                                         148,381              162,819
   Less accumulated depreciation                                          80,392               90,810
                                                                         -------            ---------

       Net property and equipment                                         67,989               72,009
                                                                        --------            ---------

         Total assets                                                  $ 188,552            $ 195,140
                                                                       =========            =========

                            COMPX INTERNATIONAL INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' EQUITY                              December 31,       September 30,
                                                                       2005                2006
                                                                   -----------        ------------
                                                                                       (unaudited)

 Current liabilities:
   Accounts payable and accrued liabilities                         $    19,238           $ 20,587
   Income taxes payable to affiliates                                       771                161
   Income taxes                                                             327                 -
                                                                       --------            -------

       Total current liabilities                                         20,336             20,748
                                                                       --------           --------

 Noncurrent liabilities:
   Deferred income taxes                                                 16,692             19,276
   Long term debt and other                                               1,425                 17
                                                                       --------           --------

       Total noncurrent liabilities                                      18,117             19,293
                                                                       --------           --------

 Stockholders' equity:
   Preferred stock                                                           -                  -
   Class A common stock                                                      52                 52
   Class B common stock                                                     100                100
   Additional paid-in capital                                           109,556            109,831
   Retained earnings                                                     31,320             35,173
   Accumulated other comprehensive income                                 9,071              9,943
                                                                       --------           --------

       Total stockholders' equity                                       150,099            155,099
                                                                       --------           --------

       Total liabilities and stockholders' equity                      $188,552           $195,140
                                                                       ========           ========


Commitments and contingencies (Note 1)

    See accompanying Notes to Condensed Consolidated Financial Statements.

                            COMPX INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



                                                                 Three months ended           Nine months ended
                                                                   September 30,               September 30,
                                                                   ------------                -------------
                                                                 2005          2006           2005         2006
                                                               ------         ------         ------       -----
                                                                                   (unaudited)

 Net sales                                                    $47,135         $48,812       $139,708    $145,984
 Cost of goods sold                                            36,153          35,955        107,916     109,150
                                                               ------         -------        -------     -------

     Gross margin                                              10,982         12,857          31,792      36,834

 Selling, general and administrative expense                    6,029          6,673          17,953      19,832

 Other operating income (expense):
   Currency transaction gains (losses),net                        (42)            31             (58)        (80)
   Disposition of property and equipment                         (135)            (3)           (141)        (94)
                                                              -------        -------         -------     -------

     Operating income                                           4,776          6,212          13,640      16,828

 Other non-operating income, net                                  277            318             538       1,005
 Interest expense                                                 (91)           (50)           (228)       (162)
                                                               ------        -------        --------     -------

     Income from continuing operations
      before income taxes                                       4,962          6,480          13,950      17,671

 Provision for income taxes                                    11,082          2,675          15,483       7,603
                                                              -------        -------         -------     -------

   Income (loss) from continuing operations                    (6,120)         3,805          (1,533)     10,068

 Discontinued operations, net of tax                               -              -             (477)       (500)
                                                              -------       --------        --------     -------



     Net income (loss)                                        $(6,120)      $  3,805        $ (2,010)   $  9,568
                                                              =======       ========        ========    ========

 Basic and diluted earnings (loss) per common share:
   Continuing operations                                      $  (.40)      $    .25        $   (.10)      $.66
   Discontinued operations                                         -              -             (.03)      (.03)
                                                              -------       --------        --------    --------

                                                                 (.40)      $    .25        $   (.13)   $    .63
                                                              =======       ========        ========    ========

 Cash dividends per share                                     $  .125       $   .125        $   .375    $   .375
                                                              =======       ========        ========    ========


 Shares used in the calculation of basic
  and diluted earnings per share                               15,246         15,260          15,225      15,253
                                                              =======       ========        ========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                            COMPX INTERNATIONAL INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)

                                                                          2005          2006
                                                                         ------         ----
                                                                              (unaudited)

 Net income (loss)                                                      $(2,010)      $ 9,568

 Other comprehensive income, net of tax:
   Currency translation adjustment:
     Arising during the period                                              250           982
     Disposal of business unit                                              739            -
                                                                        -------       -------
                                                                            989           982

   Impact from cash flow hedges, net                                        (67)         (110)
                                                                        -------       -------

     Total other comprehensive income, net                                  922           872
                                                                        -------       -------

     Comprehensive income (loss)                                        $(1,088)      $10,440
                                                                        =======       =======







     See accompanying Notes to Condensed Consolidated Financial Statements.

                            COMPX INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)

                                                                          2005               2006
                                                                          ----               ----
                                                                                 (unaudited)

 Cash flows from operating activities:
   Net income (loss)                                                    $(2,010)           $ 9,568
   Depreciation and amortization                                          8,118              8,326
   Goodwill impairment                                                      864                 -
   Deferred income taxes:
     Continuing operations                                                8,828              1,574
     Discontinued operations                                               (187)                -
   Other, net                                                               275                877
 Change in assets and liabilities (exclusive of
   acquisitions):
   Accounts receivable, net                                              (1,877)            (1,490)
   Inventories, net                                                        (763)               536
   Accounts payable and accrued liabilities                               2,641                748
   Accounts with affiliates                                               1,126               (166)
   Income taxes                                                          (2,264)              (322)
   Other, net                                                              (532)                87
                                                                        -------             ------

       Net cash provided by operating activities                         14,219             19,738
                                                                        -------             ------

 Cash flows from investing activities:
   Capital expenditures                                                  (8,654)            (9,070)
   Proceeds from disposal of assets held for sale                        18,094                 -
   Cash of disposed business unit                                        (4,006)                -
   Acquisitions, net of cash acquired                                    (7,342)            (9,832)
   Cash collected on note receivable                                         -               1,306
   Proceeds from sale of fixed assets                                       19                  45
                                                                        -------             ------

       Net cash used in investing activities                             (1,889)           (17,551)
                                                                        -------             ------

 Cash flows from financing activities:
   Principal payments on indebtedness                                       (48)            (1,516)
   Proceeds from issuance of common stock                                   639                104
   Deferred financing costs paid                                            (28)              (105)
   Dividends                                                             (5,704)            (5,715)
                                                                        --------            ------

       Net cash used in financing activities                             (5,141)            (7,232)
                                                                        --------            ------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                          7,189             (5,045)
   Currency translation                                                     122                225
 Cash and cash equivalents at beginning of period                        21,037             30,592
                                                                        -------             ------

 Cash and cash equivalents at end of period                             $28,348            $25,772
                                                                        =======            =======

 Supplemental disclosures:
   Cash paid for:
     Interest                                                           $   105            $   105
     Income taxes,net                                                     7,860              6,524
   Noncash investing activity - note receivable received
     upon disposal of business unit                                     $ 4,179            $    -

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            COMPX INTERNATIONAL INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2006

                                 (In thousands)

                                                                                                              Accumulated other
                                                                                                           comprehensive income
                                                                                                                    (loss)
                                                                                                           --------------------
                                       Common stock        Additional                                                 Total
                                      ---------------       paid-in      Retained       Currency       Hedging    stockholders'
                                   Class A      Class B     capital      earnings      translation   derivatives      equity
                                   -------      -------    ---------     --------      -----------   -----------    --------
                                                                       (unaudited)


Balance at December 31, 2005          $52        $100       $109,556      $31,320        $8,961          $110       $150,099

Net income                              -           -             -         9,568            -             -           9,568

Other comprehensive income, net         -           -             -            -            982          (110)           872

Cash dividends                          -           -             -        (5,715)           -             -          (5,715)

Issuance of common stock                -           -            275           -             -             -             275
                                      ---        ----       --------      -------        ------         -----       --------

Balance at September 30, 2006         $52        $100       $109,831      $35,173        $9,943         $  -        $155,099
                                     ====        ====       ========      =======        ======         =====       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            COMPX INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

                                   (unaudited)

Note 1 -   Organization and basis of presentation:

     Organization - We are a leading manufacturer of component products. CompX Group, Inc., owns 83% of our outstanding common stock at September 30, 2006. CompX Group, Inc. is a majority-owned subsidiary of NL Industries, Inc. (NYSE:
NL). NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) ("TIMET") owns the remaining 18% of CompX Group. At September 30, 2006, (i) NL and TIMET each own an additional 2% and 3%, respectively of us directly, (ii) Valhi, Inc. (NYSE: VHI) holds, directly or through a subsidiary, approximately 83% of NL's outstanding common stock and approximately 35% of TIMET's outstanding common stock and (iii) Contran Corporation holds, directly and through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each company and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     Refer to our 2005 Annual Report for a discussion of commitments and contingencies.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to CompX International Inc. and its subsidiaries (NYSE: CIX), taken as a whole.

Note 2 -   Business segment information:

     We currently have three operating segments - Security Products, Furniture Components, and Marine Components. Prior to the second quarter of 2006, the results of the Marine Components segment had been presented as Other. Our Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the mailbox, transportation, furniture, banking, vending and other industries. Our Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets and other applications. Our

Marine   Components   segment  with   facilities   in  Wisconsin  and  Illinois,
manufactures and distributes marine instruments, hardware, and accessories for performance boats.

     In April 2006, we completed the acquisition of a marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired. We completed this acquisition to expand our Marine Components business segment. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements starting in April 2006. The purchase price has been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this acquisition had been completed as of January 1, 2005, is not material.

     During the first quarter of 2006, we reorganized our internal management structure, and as a result our previously separate precision slides and ergonomics products businesses are now evaluated as a single Furniture Components operating unit. Our segment information now reflects our new internal management structure. Additionally, prior to the first quarter of 2006, the reported amount of operating income for each of our segments included an allocation of corporate operating expenses based upon the amount of each segment's net sales. Corporate expenses are now no longer allocated but instead are presented as a separate item within operating income. Prior period segment information shown below has been restated to conform to the current presentation.

                                                      Three months ended            Nine months ended
                                                        September 30,                 September 30,
                                                     -------------------            ------------------
                                                     2005           2006           2005          2006
                                                     ----           ----           ----          ----
                                                                      (In thousands)
 Net sales:
   Furniture Components                              $25,536       $23,661       $ 80,847      $ 71,690
   Security Products                                  19,791        21,247         57,053        62,114
   Marine Components                                   1,808         3,904          1,808        12,180
                                                     -------       -------       --------      --------
     Total net sales                                 $47,135       $48,812       $139,708      $145,984
                                                     =======       =======       ========      ========

 Operating income:
   Furniture Components                              $ 2,589       $ 3,306       $  7,788      $  7,848
   Security Products                                   3,324         4,021          9,716        11,604
   Marine Components                                     241           210            241         1,428
   Corporate operating expense                        (1,378)       (1,325)        (4,105)       (4,052)
                                                     -------       -------       --------      ---------

     Total operating income                            4,776         6,212         13,640        16,828

 Other non-operating income, net                         277           318            538         1,005
 Interest expense                                        (91)          (50)          (228)         (162)
                                                     -------       -------       --------      --------

   Income from continuing operations
    before income taxes                              $ 4,962       $ 6,480       $ 13,950      $ 17,671
                                                     =======       =======       ========      ========


     The information below provides disclosure of segment information with respect to each year in the three-year period ended December 31, 2005, based on our new operating unit structure.



                                                                          Years ended December 31,
                                                                         2003       2004         2005
                                                                         ----       ----         ----
                                                                               (In thousands)

 Net sales:
   Furniture Components                                              $ 97,811     $106,759     $105,524
   Security Products                                                   76,155       75,872       76,667
   Marine Components                                                     -            -           4,158
                                                                     --------     --------     --------

     Total net sales                                                 $173,966     $182,631     $186,349
                                                                     ========     ========     ========

 Operating income:
   Furniture Components                                              $  1,359     $  8,885     $ 10,985
   Security Products                                                   11,078       11,604       13,141
   Marine Components                                                        -            -          427
   Corporate operating expenses                                        (3,658)      (5,091)      (5,491)
                                                                     --------     --------     --------

     Total operating income                                             8,779       15,398       19,062

   Other non-operating income, net                                      1,676        2,419          724
   Interest expense                                                    (1,301)        (494)        (336)
                                                                     --------     --------     --------

     Income from continuing operations
      before income taxes                                            $  9,154     $ 17,323     $ 19,450
                                                                     ========     ========     ========

 Depreciation and amortization:
   Furniture Components                                              $  7,155     $  7,477     $  6,798
   Security Products                                                    4,744        4,191        3,876
   Marine Components                                                        -            -          207
   Corporate depreciation                                                 269          111           43
   Thomas Regout**                                                      2,612        2,421         -
                                                                     --------     --------     --------

      Total deprecation and amortization                             $ 14,780     $ 14,200     $ 10,924
                                                                     ========     ========     ========

 Capital expenditures:
   Furniture Components                                              $  6,446     $  2,521     $  5,549
   Security Products                                                    1,901        2,432        4,909
   Marine Components                                                        -            -           32
   Thomas Regout**                                                        561          395         -
                                                                     --------     --------     --------

      Total capital expenditures                                     $  8,908     $  5,348     $ 10,490
                                                                     ========     ========     ========

 Total assets:
   Furniture Components                                              $ 88,928     $ 77,717     $ 77,226
   Security Products                                                   77,024       72,794       76,875
   Marine Components                                                        -            -       10,614
   Thomas Regout**                                                     38,595       28,921            -
   Corporate and eliminations                                           6,196        6,847       23,837
                                                                     --------     --------     --------

      Total assets                                                   $210,743     $186,279     $188,552
                                                                     ========     ========     ========

 Goodwill:
   Furniture Components                                              $  4,986     $  5,270     $  6,594
   Security Products                                                   23,743       23,742       23,742
   Marine Components                                                     -            -           5,342
                                                                     --------     --------     --------

      Total goodwill                                                 $ 28,729     $ 29,012     $ 35,678
                                                                     ========     ========     ========

 ** Denotes discontinued operations.

Note 3 -       Inventories, net:

                                                                     December 31,    September 30,
                                                                          2005           2006
                                                                     ----------      ------------
                                                                            (In thousands)

 Raw materials                                                         $ 6,801         $ 6,268
 Work in progress                                                        9,116           9,260
 Finished products                                                       6,621           8,103
                                                                       -------         -------

      Total                                                            $22,538         $23,631
                                                                       =======         =======

Note 4 -       Accounts payable and accrued liabilities:

                                                                     December 31,     September 30,
                                                                          2005            2006
                                                                     ----------       ------------
                                                                            (In thousands)
 Accounts payable                                                      $ 7,022          $ 7,266
 Accrued liabilities:
   Employee benefits                                                     8,179            8,927
   Customer tooling                                                      1,319              714
   Professional fees                                                       720              820
   Insurance                                                               516              597
   Taxes other than on income                                              299              608
   Other                                                                 1,183            1,655
                                                                       -------          -------

      Total                                                            $19,238          $20,587
                                                                       =======          =======

Note 5 - Indebtedness:

                                                                   December 31,     September 30,
                                                                          2005            2006
                                                                   -----------      -------------
                                                                            (In thousands)

 Other indebtedness                                                     $1,596            $  54
 Less current maturities                                                   171               37
                                                                        ------            -----

      Total                                                             $1,425            $  17
                                                                        ======            =====

     Other indebtedness at December 31, 2005 includes certain industrial revenue bonds which were prepaid at their carrying value in February 2006.

Note 6 - Other non-operating income, net:

                                                           Three months ended      Nine months ended
                                                             September 30,           September 30,
                                                           ------------------      -----------------
                                                             2005       2006        2005       2006
                                                            ------     -----       -----      -----
                                                                          (In thousands)

 Interest income                                             $144        $358       $408      $1,023
 Other, net                                                   133         (40)       130         (18)
                                                             ----        ----       ----      ------

      Total                                                  $277        $318       $538      $1,005
                                                             ====        ====       ====      ======


Note 7 - Provision for income taxes:

                                                                     Nine months ended
                                                                       September 30,
                                                                    2005           2006
                                                                  --------       ------
                                                                       (In thousands)

 Expected tax expense                                              $ 4,883       $ 6,186
 Non-U.S. tax rates                                                   (149)         (265)
 Incremental U.S. tax on earnings of non-U.S. subsidiaries          10,942         1,532
 U.S. state income taxes, net                                          303           460
 Canadian tax rate change                                               -           (159)
 Other, net                                                           (496)         (151)
                                                                   -------       -------

      Total                                                        $15,483       $ 7,603
                                                                   =======       =======

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

     Certain of our U.S. tax returns are currently being examined, and tax authorities could propose tax deficiencies. To date, the tax authorities have not proposed any tax deficiencies. We believe we have adequate accruals for additional taxes and related interest expense which may ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.


Note 8 - Currency forward exchange contracts:

     Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future. Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. At September 30, 2006, we had no outstanding currency contracts.

Note 9 - Discontinued operations:

     Discontinued operations relates to our former Thomas Regout operations in the Netherlands. Prior to December 2004, the Thomas Regout European operations were classified as held for use. A formal plan of disposal adopted by our board of directors in December 2004 resulted in the reclassification of such operations to held for sale. Based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held for sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, when we classified it as held for sale, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). In January 2005, we completed the sale of Thomas Regout for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the sale). These additional expenses reflect a refinement of our previous estimate of the realizable value of the Thomas Regout operations and accordingly we recognized a further impairment of goodwill. Therefore, discontinued operations for the nine months ended September 30, 2005 includes a charge for the additional expenses ($477,000, net of income tax benefit). Discontinued operations for the nine months ended September 30, 2006 represents an expense of $500,000 for a change in estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout operations.


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

     Stock options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. The number of non-vested equity awards we had issued as of December 31, 2005 was not material. Prior to the adoption of SFAS No. 123R we accounted for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees. Under APBO No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Recognized compensation cost related to stock options was not significant during the nine months ended September 30, 2005 or 2006. If we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995, the effect on our results of operations for the nine months ended September 30, 2005 would not have been material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in the nine months ended September 30, 2006) to be reflected as a component of cash flows from financing activities in our Condensed Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain tax positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not that our position would prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to classify any reserves we might have for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

     Quantifying Financial Statement Misstatements - In September 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB No. 108 both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. We do not expect the adoption of SAB No. 108 to have a material effect on our previously reported consolidated financial position or results of operations at the date of adoption.

     Fair Value Measurements - In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2007. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2007. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2007. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

     We are a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries. We recently entered the performance marine components industry through our acquisition of two performance marine components manufacturers.

     Operating income was $6.2 million in the third quarter of 2006 compared to $4.8 million in the same period of 2005. Operating income was $16.8 million for the nine-month period ended September 30, 2006 compared to $13.6 million for the comparable period of 2005. The increase in results during the third quarter and for the comparative nine-month periods is primarily due to a more favorable product mix, the impact of our two marine acquisitions in August 2005 and April 2006, and our on-going focus on reducing costs partially offset by the negative impact of changes in currency exchange rates within Furniture Components.

     We reported a net loss of $6.1 million in the third quarter of 2005, principally due to a $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of certain of our non-U.S. subsidiaries, as further discussed below.

Results of Operations

                                    Three months ended                        Nine months ended
                                      September 30,                            September 30,
                                  -------------------                         ---------------
                           2005         %      2006         %          2005         %     2006        %
                           ----         -      ----         -          ----         -     ----        -
                                                     (Dollars in thousands)
Net sales                 $47,135    100.0%   $48,812    100.0%      $139,708   100.0%  $145,984  100.0%
Cost of goods sold         36,153     76.7     35,955     73.7        107,916    77.2    109,150   74.8
                           ------     ----     ------     ----       --------   -----   --------   ----
  Gross margin             10,982     23.3     12,857     26.3         31,792    22.8     36,834   25.2
Operating costs
 and expenses               6,206     13.2      6,645     13.6         18,152    13.0     20,006   13.7
                           ------     ----     ------     ----       --------    ----   --------   ----
  Operating income        $ 4,776     10.1%   $ 6,212     12.7%       $13,640     9.8%  $ 16,828   11.5%
                          =======     ====    =======     ====       ========   =====   ========   ====


     Net sales. Net sales increased $1.7 million, or 4%, to $48.8 million in the third quarter of 2006 from $47.1 million in the third quarter of 2005. Net sales increased $6.3 million, or 4%, to $146 million for the first nine months of 2006 from $139.7 million in the first nine months of 2005. The increases are due to sales volume from the acquisition of two marine component products businesses in April 2006 and August 2005, which increased sales by $2.1 million and $10.4 million in the third quarter and first nine months of 2006, respectively, sales volume increases in Security Products due to improved demand and the favorable effect of currency exchange rates on Furniture Components sales, offset in part by sales volume decreases in Furniture Components due to competition from lower priced Asian manufacturers.

     Cost of goods sold and gross margin. Our cost of good sold percent improved to 74% from 77% in the third quarter of 2006 compared to the third quarter of 2005. Our cost of goods sold percent also improved to 75% from 77% for the first nine months of 2006 compared to the first nine months of 2005. As a result of our improvements in cost of goods sold, our gross margin percentage increased from 23% in the third quarter of 2005 to 26% in the third quarter of 2006 and increased from 23% to 25% in the first nine months of 2006 as compared to the first nine months of 2005. The improvements in gross margin percentages for the comparable periods are primarily due to an improved product mix as the decline in lower margin Furniture Components sales were offset by increased sales of higher-margin Security Products and Marine Components.

     Operating costs and expenses. As a percentage of net sales, operating costs and expenses were relatively flat in the third quarter of 2006 and 2005, and for the first nine months of each year.

     Operating income. Operating income increased $1.4 million, or 30%, to $6.2 million in the third quarter of 2006 from $4.8 million in the third quarter of 2005. Operating income in the first nine months of 2006 increased $3.2 million, or 23%, to $16.8 million compared to $13.6 million for the first nine months of 2005. As a percentage of net sales, operating income increased to 12% for the first nine months of 2006 from 10% for the first nine months of 2005 primarily due to the increase in net sales and more favorable product mix as well as the favorable impact of a continuous focus on reducing costs across all segments, partially offset by the negative impact of currency exchange rates (as discussed below).

     Currency. Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Our Furniture Component segment's net sales were positively impacted while their operating income was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:

                                             Three months ended      Nine months ended
                                             September 30, 2005      September 30, 2005
                                                  vs. 2006                vs. 2006
                                             ------------------    ------------------
                                                                       (In thousands)

Currency impact on net sales                      $ 265                 $ 1,009

Currency impact on operating income               $(226)                $(1,178)

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

     Other non-operating income, net. Other non-operating income increased primarily due to increases in interest income of approximately $615,000 for the nine-month period ending September 30, 2006 as compared to the same period in 2005 primarily due to higher interest rates on invested cash balances.

     Interest expense. Interest expense declined in the nine-month period of 2006 compared to 2005 due primarily to lower average levels of outstanding debt.

     Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Condensed Consolidated Financial Statements. Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of pre-tax earnings can result in fluctuations in the effective income tax rate. Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election to not claim a credit with respect to foreign income taxes paid but instead claim a tax deduction, consistent with our inclusion in Contran's consolidated U.S. federal income tax group. The election to not claim foreign tax credits is the primary reason our effective income tax rate in 2006 is higher than the 35% U.S. federal statutory income tax rate.

     Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that we would incur when the undistributed earnings of our foreign subsidiaries are subsequently repatriated, unless we determine that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, we had not recognized a deferred tax liability related to the incremental income taxes on the undistributed earnings of certain of our non-U.S. operations, as we deemed those earnings to be permanently reinvested. GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. As of September 30, 2005, and based primarily upon changes in our strategic plans for certain of our non-U.S. operations, we determined that the undistributed earnings of such subsidiaries could no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in the third quarter of 2005 we recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these non-U.S. subsidiaries.

     Our effective income tax rate from continuing operations for the third quarter and the first nine months of 2006 was 41% and 43%, respectively, as compared to our effective income tax rates for the same periods in 2005, excluding the $9.0 million provision discussed above, of 42% and 46%, respectively. Our provision for income taxes for the first nine months of 2006 includes a $159,000 income tax benefit recorded in the second quarter related to the effect of the reduction in the Canadian federal income tax rate and the elimination of the federal surtax on our previously recorded net deferred income tax liability. Other than the effect of the $159,000 income tax benefit, we currently expect our effective income tax rate for the remainder of 2006 will approximate our effective income tax rate for the nine months ended September 30, 2006.

     Discontinued operations. See Note 9 to the Condensed Consolidated Financial Statements.

Segment Results

     The key performance indicator for our segments is the level of its operating income margins.

                                      Three months ended                     Nine months ended
                                       September 30,             %            September 30,        %
                                      2005        2006        Change       2005      2006        Change
                                      ----       ----        ------      ----        ----        ------
                                                  (Dollars in thousands)

 Net sales:
   Furniture Components             $25,536      $23,661     (7.3%)      $ 80,847    $ 71,690   (11.3%)
   Security Products                 19,791       21,247      7.4%         57,053      62,114     8.9%
   Marine Components                  1,808        3,904      116%          1,808      12,180     574%
                                   ---------    ---------                --------    --------

     Total net sales                $47,135      $48,812      3.6%       $139,708    $145,984     4.5%
                                    =======      =======                 ========    ========

 Gross margin:
   Furniture Components             $ 5,089      $ 5,553      9.1%       $ 15,191    $ 14,979     (1.4%)
   Security Products                  5,535        6,399     15.6%         16,243      18,581     14.4%
   Marine Components                    358          905      153%            358       3,274      814%
                                    -------      -------                 -------     --------

     Total gross margin             $10,982      $12,857     17.1%       $ 31,792    $ 36,834     15.9%
                                    =======      =======                 ========    ========

 Operating income:
   Furniture Components             $ 2,589      $ 3,306     27.7%       $  7,788    $  7,848      0.8%
   Security Products                  3,324        4,021     21.0%          9,716      11,604     19.4%
   Marine Components                    241          210    (12.9%)           241       1,428      493%
   Corporate operating
    expense                          (1,378)      (1,325)    (3.8%)        (4,105)     (4,052)    (1.3%)
                                    -------      -------                 --------     -------

     Total operating income         $ 4,776      $ 6,212     30.1%       $ 13,640    $ 16,828     23.4%
                                    =======      =======                 ========    ========


     Furniture Components. Furniture Components net sales declined 7% to $23.7 million in the third quarter of 2006 compared to $25.5 million in the same period last year, and declined 11% to $71.7 million in the first nine months of 2006 compared to $80.8 million in the same period in the prior year as the unfavorable effect of lower sales volumes more than offset the favorable effect of changes in foreign currency exchange rates. However, operating income improved from $2.6 million in the third quarter of 2005 to $3.3 million in the third quarter of 2006 and was flat at $7.8 for the comparative nine- month periods, as the negative effects of foreign exchange rates were more than offset by improvements in gross margin. Our Furniture Components business faces a number of operational challenges including competitive pressures from Asia and an unfavorable Canadian dollar exchange rate which has caused operational difficulties for many of our Canadian customers. We are actively seeking additional sales opportunities to offset the decline in Canadian sales. Furniture Components gross margin was 20% in the third quarter of 2005 and 24% in the third quarter of 2006. Gross margin improved from 19% in the first nine months of 2005 to 21% in the first nine months of 2006. The improvement in gross margin is the result of our focus over the last several years on reducing costs and gaining operational efficiencies through workforce reductions and process improvements in all of our facilities, particularly our Canadian facility, as well as on replacing high volume, low margin customers lost to Asian competitors with lower volume, higher margin sales.

     Security Products. Security Products net sales increased 7% to $21.2 million in the third quarter of 2006 compared to $19.8 million in the same period last year, and increased 9% to $62.1 million in the first nine months of 2006 compared to $57.1 million in the same period in the prior year. We expanded our business to existing Security Products customers while gaining new customers during 2006. We also improved our gross margin from 28% in the third quarter of 2005 to 30% in the same period in 2006, and from 28% for the first nine months of 2005 to 30% in the first nine months of 2006 by focusing on controlling costs and increasing higher margin business during 2006. As a result, operating income in the segment increased 21% and 19% in the quarter and nine months ended September 30, 2006 compared to the same periods in 2005.

     Marine Components. Marine Components net sales increased during the third quarter and nine-month periods as compared to 2005 due to the impact of acquisitions. We acquired an initial marine component company in August 2005 with an additional acquisition occurring in April 2006.

     Outlook. The component product markets we operate in are highly competitive in terms of product pricing and features. Our strategy is to focus on areas where we can provide products that have value-added, user-oriented features that enable our customers to compete more effectively in their markets. One of the focal points of our strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. While this strategy is likely to result in lower volumes in the short term, management expects the long term effect to increase both sales and profits. Additionally, we believe our focus on collaborating with customers to identify solutions and our ability to provide a high level of customer service enable us to compete effectively. In response to competitive pricing pressure, we continuously focus on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities.

     Raw material prices, especially steel, zinc and copper, continue to be volatile putting pressure on our margins. We actively seek to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to customers through surcharges and price increases. To date we have been able to effectively mitigate the impact of higher material cost on our margins through raw material supply agreements, tactical spot purchases, surcharges and price increases; however, we may not be able to achieve these same results in future periods.

Liquidity and Capital Resources

  Consolidated cash flows.

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. For the first nine months of 2006 and 2005, changes in assets and liabilities are comparable, resulting in a net use of cash of approximately $.6 million and $1.7 million, respectively. The change in cash provided by operating activities from September 30, 2006 as compared to September 30, 2005 is the result of an increase in net income combined with the change in deferred income taxes, discussed above.

     Relative changes in working capital can have a significant effect on cash flows from operating activities. Our average days sales outstanding ("DSO") increased from 40 days at December 31, 2005 to 43 days at September 30, 2006 due to timing of collection on the higher accounts receivable balance at the end of September. For comparative purposes, our average DSO increased from 38 days at December 31, 2004 to 43 days at September 30, 2005. Our average number of days in inventory ("DII") was 59 days at December 31, 2005 and 60 days at September 30, 2006. The increase in days in inventory is primarily due to the higher cost of commodity raw materials at September 30, 2006. For comparative purposes, our average DII was 52 and 57 days at December 31, 2004 and September 30, 2005, respectively, primarily as a result of lower commodity raw materials costs in the first nine months of 2005 compared to 2006.

     Investing activities. Net cash used in investing activities totaled $1.9 million in the first nine months of 2005 compared to $17.6 million used in the first nine months of 2006. Net cash for 2005 includes the net proceeds from the sale of the Thomas Regout operations in Europe offset by cash paid for a marine component product business. Net cash used in 2006 includes cash paid for a marine component products business offset by the collection of $1.3 million for the first payment on the $4.2 million subordinated note which originated as a result of the sale of the European Thomas Regout operations in 2005. See Notes 2 and 9 to the Condensed Consolidated Financial Statements.

     Financing activities. Net cash used in financing activities totaled $5.1 million and $7.2 million for the nine months ended September 30, 2005 and 2006, respectively. In the first nine months of 2006, we prepaid certain indebtedness we assumed in a prior acquisition, reducing debt by $1.5 million. In addition, we paid aggregate quarterly dividends of $5.7 million, or $.38 per share, in each of the first nine months of 2005 and 2006.

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

     At September 30, 2006, we had $50 million available under our $50 million revolving credit facility that matures in January 2009. We do not expect to be required to use any of our cash flow from operating activities generated during 2006 to repay indebtedness.

     Firm purchase commitments for capital projects in process at September 30, 2006 approximated $2.9 million.

     There have been no material changes in our contractual obligations since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these commitments.

     Off-balance sheet financing arrangements. We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

     Recent accounting pronouncements.See Note 10 to the Condensed Consolidated Financial Statements.

     Critical Accounting Policies. There have been no changes in the third quarter of 2006 with respect to our critical accounting policies presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report.

Forward-Looking Information

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


ITEM 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

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

     Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.       Risk Factors.

     There have been no material changes in the third quarter of 2006 with respect to our risk factors presented in Item 1A. in our 2005 Annual Report.

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





                                    COMPX INTERNATIONAL INC.
                                    ------------------------
                                         (Registrant)





Date November 1, 2006            By /s/ Darryl R. Halbert
     --------------------            ---------------------------
                                    Darryl R. Halbert
                                    Vice President, Chief Financial Officer
                                    and Controller
                                    (Principal Financial and Accounting Officer)