Form 10-K
period 2006-12-31
COMPX INTERNATIONAL INC
filed 2007-03-01
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2006

Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock ($.01 par value per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 1.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $31.2 million.

As of February 28 2007, 5,271,780 shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

General

CompX International Inc. (NYSE:CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries. We recently entered the performance marine components industry through our acquisition of two performance marine components manufacturers in August 2005 and April 2006. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are critical to our customers. We believe that we are among the world's largest producers of security products, precision ball bearing slides, and ergonomic computer support systems.

CompX Group, Inc., a majority owned subsidiary of NL Industries, Inc. (NYSE: NL) owned 82% of our outstanding common stock at December 31, 2006. NL owned 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) (“TIMET”) owns the remaining 18% of CompX Group. At December 31, 2006, (i) NL and TIMET owned an additional 2% and 3%, respectively, of us, (ii) Valhi, Inc. (NYSE: VHI) holds, directly and through a subsidiary, approximately 83% of NL’s outstanding common stock and approximately 35% of TIMET’s outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each company and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Our telephone number is (972) 448-1400. We maintain a worldwide website at www.compx.com.

Unless otherwise indicated, references in this report to “we”, “us”, or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking in nature about our future, and are not statements of historical fact. Such statements are found in this report, including, but not limited to, statements found in Item 1 - "Business," Item 1A - “Risk Factors,” Item 3 - "Legal Proceedings," Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk." These statements are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs),
•	General global economic and political conditions, (such as changes in the level of gross domestic product in various regions of the world),
•	Demand for office furniture,
•	Service industry employment levels,
•	The possibility of labor disruptions,
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	Costs and expenses associated with compliance with certain requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	The ability of the Company to comply with covenants contained in its revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Possible future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Operating interruptions (including, but not limited to labor disputes, leaks, natural disasters, fires, explosions, unscheduled, or unplanned downtime and transportation interruptions); and
•	Government laws and regulations and possible changes therein.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Industry Overview

Currently, approximately 36% of our total product sales are to the office furniture manufacturing industry, which has decreased considerably from 51% in 2004 and 43% in 2005, as a result of our strategy to increase the diversity of our customer base. The remainder of our product sales are sales for use in other products and industries, such as recreational transportation, mailboxes, tool boxes, appliances, banking equipment, vending equipment and computers and related equipment. We believe that our emphasis on new product development and sales of our products to non-office furniture markets has resulted in our potential for higher rates of growth and diversification of risk. See also Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Segments

We currently have three operating business segments - Security Products, Furniture Components, and Marine Components. For additional information regarding our segments, see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

Manufacturing, Operations, and Products

Security Products. Our Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the postal, transportation, furniture, banking, vending, and other industries. We believe that we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. Our security products are used in a variety of applications including ignition systems, mailboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including our KeSet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock electronic locks which provide stand alone security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, or keypad credentials.

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to individual manufacturer’s specifications, some of which are listed above. We, however, also have a standardized product line suitable for many customers which is offered through a North American distribution network through our STOCK LOCKS distribution program to lock distributors and to large original equipment manufacturers (“OEMs”).

Furniture Components. Our Furniture Components segment, with manufacturing facilities in Michigan, Canada, and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, appliances and other applications. These products include:

•	our patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	our patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement;
•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), along with our patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture; and
•	complimentary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

Marine Components. Our Marine Components segment, with manufacturing facilities in Wisconsin and Illinois, manufactures and distributes marine instruments, hardware, and accessories for performance boats. Our specialty marine component products are high performance components designed to operate in the highly corrosive marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers, other exhaust components and billet accessories; and
•	high performance gauges and related components such as GPS speedometers, throttles, controls, tachometers and panels.

Our business segments operated eight manufacturing facilities at December 31, 2006. For additional information, see also “Item 2 - Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC River Grove, IL Lake Bluff, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	zinc (used in the Security Products segment for the manufacture of locking mechanisms);
•	coiled steel (used in the Furniture Components segment for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the Marine Components segment for the manufacture of exhaust headers and pipes and other components; and
•	plastic resins (also used in the Furniture Components segment for injection molded plastics in the manufacturer of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes. We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins can be affected by such raw material cost pressures. Steel and zinc prices are cyclical, reflecting overall economic trends and specific developments in consuming industries and are currently at historically high levels.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 16 years at December 31, 2006. Our major trademarks and brand names, include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	KeSet®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	ACE II®	The #1 Choice in
Components Limited®	TuBar®	Performance Boating®
	STOCK LOCKS®	Mega Rim™
	National Cabinet Lock®	Race Rim™
CompX Marine™

Sales, Marketing and Distribution.

We sell components directly to large OEM customers through our factory-based sales and marketing professionals and engineers working in concert with field salespeople and independent manufacturers' representatives. We select manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of our sales are also made through distributors. We have a significant market share of cabinet lock sales as a result of the locksmith distribution channel. We support our distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users. Due to our success with the STOCK LOCKS inventory program within the Security Products segment, similar programs have been implemented for distributor sales of ergonomic computer support systems within the Furniture Components segment.

In 2006, our ten largest customers accounted for approximately 38% of our total sales (11% from Security Products’ customers and 27% from Furniture Components’ customers). Overall, our customer base is diverse and the loss of a single customer would not have a material adverse effect on our operations.

Competition

The markets in which we participate are highly competitive. We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

Our Marine Components segment competes with small domestic manufacturers and is minimally affected by foreign competitors. Our Security Products and Furniture Components segments compete against a number of domestic and foreign manufacturers. Suppliers, particularly the foreign Furniture Components suppliers, have put intense price pressure on our products. In some cases, we have lost sales to these lower cost foreign manufacturers. We have responded by shifting the manufacture of some products to our lower cost facilities, working to reduce costs and gain operational efficiencies through workforce reductions and process improvements in all of our facilities and by working with our customers to be their value-added supplier of choice by offering customer support services which foreign suppliers are generally unable to provide.

International Operations

We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan. The majority of our 2006 non-U.S. sales are to customers located in Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations. Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss. We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. We cannot predict, however, whether events of this type in the future could have a material effect on our operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

Regulatory and Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). Our operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. We believe that we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees

As of December 31, 2006, we employed 1,137 people as follows:

United States	711
Canada(1)	278
Taiwan	148
Total	1,137

(1) Approximately 73% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2009 which provides for annual wage increases from 1% to 2.5% over the term of the contract. We believe our labor relations are good.

Available Information

Our fiscal year ends December 31. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.compx.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

Additional information, including our Audit Committee Charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found on our website. Information contained on our website is not a part of this Annual Report.

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. RISK FACTORS

Listed below are certain risk factors associated with us and our businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

We sell many of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. Each of the markets we serve is highly competitive, with a number of competitors offering similar products. We focus our efforts on the middle and high-end segment of the market, where product design, quality and durability are the primary competitive factors. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs, especially those located in Asia. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

Sales for certain of our products, principally precision slides and ergonomic products, are concentrated in the office furniture industry which has in the past experienced significant reductions in demand that could result in reduced earnings or operating losses. Sales of our products to the office furniture manufacturing industry accounted for approximately 51%, 43% and 36% for 2004, 2005 and 2006, respectively. The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not materially adversely affect our business.

Our failure to enter into new markets would result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results. In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identifying new customers and developing new applications for those products in markets outside of the office furniture industry, such as home appliances and tool boxes. Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets. We may not be successful in developing new customers or applications for our products outside of the office furniture industry. Significant time may be required for such development and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of new products as well as innovative features for current products is critical to sustaining and growing our sales. Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with potential customers. The ability to implement such coordination may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, there can be no assurance that any new products we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel. As we attempt to introduce new products in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

    We have in the past pursued, and intend to pursue in the future, a growth strategy through acquisitions which could negatively affect operating results if the acquired businesses are not successful. Our ability to successfully grow through acquisitions will depend on many factors, including, among others, our ability to identify suitable growth opportunities and to successfully integrate acquired businesses. There can be no assurance that we will anticipate all of the changing demands that expanding operations will impose on our management and management information systems. Any failure by us to adapt our systems and procedures to those changing demands could have a material adverse effect on our results of operations and financial condition.

Higher costs of our raw materials may decrease our liquidity. Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world wide supply and demand. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Zinc is a principal raw material used in the manufacture of security products. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in approximately 1,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240. The following table sets forth the location, size, business operating segment and general product types produced for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)	Products Produced

Owned Facilities:

Waterloo	FC	Kitchener, Ontario	276,000	Slides/ergonomic products

Durislide	FC	Byron Center, MI	143,000	Slides

National	SP	Mauldin, SC	198,000	Security products

Fort	SP	River Grove, IL	100,000	Security products

Dynaslide	FC	Taipei, Taiwan	45,500	Slides

Custom	MC	Neenah, WI	95,000	Specialty marine products

Livorsi	MC	Grayslake, IL	16,000	Specialty marine products

Leased Facilities:

Dynaslide	FC	Taipei, Taiwan	36,000	Slides

Dynaslide	FC	Taipei, Taiwan	45,500	Slides

Distribution Center	SP/FC	Rancho Cucamonga, CA	12,000	Product distribution

Timberline	SP	Lake Bluff, IL	16,000	Security products
______________________________________________
FC - Furniture Components business segment
SP - Security Products business segment
MC - Marine Components business segment

The Waterloo, Byron Center, National and Fort facilities are ISO-9001 registered. The Dynaslide and Neenah facilities are ISO-9002 registered. We believe that all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to our business. Currently no material environmental or other material litigation is pending or, to our knowledge, threatened. We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends. Our Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX). As of February 28, 2007, there were approximately 19 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during such periods. On February 28, 2007, the closing price per share of our Class A common stock according to Bloomberg was $16.32.

	High	Low	Dividends paid

Year ended December 31, 2005

First Quarter	$18.05	$16.15	$.125
Second Quarter	16.98	14.45	.125
Third Quarter	19.15	15.38	.125
Fourth Quarter	17.46	15.01	.125

Year ended December 31, 2006

First Quarter	$18.36	$14.62	$.125
Second Quarter	17.90	15.25	.125
Third Quarter	17.66	15.44	.125
Fourth Quarter	20.50	14.89	.125

January 1, 2007 through February 28, 2007

We paid regular quarterly dividends of $.125 per share during 2005 and 2006. In February of 2007, our board of directors declared a first quarter 2007 dividend of $.125 per share, to be paid on March 26, 2007 to CompX shareholders of record as of March 9, 2007. However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay. In this regard, our revolving bank credit facility places certain restrictions on the payment of dividends. We are limited to (i) a $.125 per share quarterly dividend, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of net income since September 30, 2005 over the term of the credit facility.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2001 through December 31, 2006. The old self-selected peer group index is comprised of The Eastern Company, Harley-Davidson, Inc., HNI Corporation (formerly HON Industries, Inc.), Knape & Vogt Manufacturing Company (included through December 2005), Leggett & Platt, Incorporated and Steelcase Inc. The new self-selected peer group index is comprised of The Eastern Company and Leggett & Platt. We believe that the new peer group index reflects a better mix of our competitors and customers than the old peer group index. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2001 and reinvestment of dividends.

	December 31,
	2001	2002	2003	2004	2005	2006
CompX International Inc.	$100	$68	$53	$137	$137	$178
Russell 2000 Index	100	80	117	139	145	171
New Peer Group	100	100	99	133	111	119
Old Peer Group	100	89	96	120	109	135

Equity compensation plan information. We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our Class A common stock and stock awards. As of December 31, 2006, there were 437,000 options outstanding to purchase shares of our common stock, and approximately 672,000 shares of our Class A common stock were available for future grant or issuance. We do not have any such equity compensation plans that were not approved by our stockholders. See Note 9 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our operations are comprised of a 52 or 53-week fiscal year. Excluding 2004, each of the years 2002 through 2006 consisted of a 52-week year. 2004 was a 53-week year.

	Years ended December 31,
	2002	2003	2004	2005	2006
	($ in millions, except per share data)
Statements of Operations Data:

Net sales	$166.7	$174.0	$182.6	$186.3	$190.1

Gross Margin	$29.1	$31.1	$39.8	$43.8	$46.5

Operating income	$6.1	$8.8	$15.4	$19.1	$20.3

Provision for income taxes	$3.0	$3.4	$7.8	$18.6	$9.7

Income from continuing operations	$0.9	$5.8	$9.5	$0.9	$11.7
Discontinued operations	(0.3)	(4.5)	(12.5)	(0.5)	-

Net income (loss)	$0.6	$1.3	$(3.0)	$0.4	$11.7

Diluted Earnings Per Share Data:

Income (loss) from:
Continuing operations	$.06	$.38	$.63	$.06	$.76
Discontinued operations	(.02)	(.30)	(.83)	(.03)	-

	$.04	$.08	$(.20)	$.03	$.76

Cash dividends	$.50	$.125	$.125	$.50	$.50
Weighted average common shares Outstanding	15.1	15.1	15.2	15.2	15.3

Balance Sheet Data (at year end):

Cash and other current assets	$71.3	$80.2	$78.3	$80.8	$76.2
Total assets	200.1	210.7	186.3	188.6	192.0
Current liabilities	22.2	24.5	26.0	20.3	17.8
Long-term debt, including current maturities	31.0	26.0	0.1	1.6	-
Stockholders' equity	142.0	154.4	155.3	150.1	153.7

Statements of Cash Flow Data:

Cash provided (used) by:
Operating activities	$16.9	$24.4	$30.2	$20.0	$27.4
Investing activities	(12.7)	(8.2)	(3.2)	(3.7)	(19.3)
Financing activities	(25.5)	(7.3)	(27.1)	(7.2)	(8.8)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, and appliance and a variety of other industries. We recently entered the performance marine components industry through our acquisition of two performance marine component manufacturers in August 2005 and April 2006.

Operating Income Overview

We reported operating income of $20.3 million in 2006 compared to operating income of $19.1 million in 2005 and $15.4 million in 2004. As more fully described below, our operating income increased from 2005 to 2006 primarily due to a more favorable product mix, the impact of two marine acquisitions, and our on-going focus on reducing costs partially offset by the negative impact of changes in currency exchange rates. Our operating income increased from 2004 to 2005 as the result of the favorable impact of continued reductions in costs, offset in part by the negative impact of changes in foreign currency exchange rates and higher raw material costs.

Fluctuations in foreign currency exchange rates positively impacted sales in 2006 as compared to 2005 by $1.1 million, and negatively impacted operating income by $1.1 million. Fluctuations in foreign currency exchange rates positively impacted sales in 2005 as compared to 2004 by $1.5 million, but negatively impacted operating income by $2.3 million. The impact on net sales is primarily due to the strengthening Canadian dollar in relation to the U.S. dollar. The impact on operating income primarily results from our Canadian operations, where the majority of net sales are denominated in U.S. dollars while the majority of expenses are denominated in Canadian dollars.

Critical Accounting Policies and Estimates

We have based the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" upon our Consolidated Financial Statements. We prepared our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In preparing our Consolidated Financial Statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to inventory reserves, the recoverability of other long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Our actual future results might differ from previously-estimated amounts under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates, used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•
We provide reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for our products and market conditions. We also consider the age and the quantity of inventory on hand in estimating the reserve. If actual market conditions are less favorable than those we projected, we may be required to recognize additional inventory reserves.

•
We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets, whenever we determine that recovery of such long-lived asset is not probable. Our determination is made in accordance with applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset and our estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in our inability to recover the carrying value of the long-lived asset, thereby possibly requiring us to recognize an impairment charge.

Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), we are required to review goodwill for impairment at least on an annual basis. We are also required to review goodwill for impairment at other times during each year when impairment indicators, as defined, are present. No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2006, as the estimated fair value of each reporting unit exceeded the net carrying value of the respective reporting unit. See Notes 1 and 4 to the Consolidated Financial Statements. The estimated fair values of these three reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating such cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that such operations will achieve the future cash flows reflected in its projections. In December 2004, our Thomas Regout operations met the criteria under GAAP to be classified as “held for sale” and thus were required to be measured at the lower of its carrying amount or estimated fair value less cost to sell. At such time, we recognized a $14.4 million impairment of the goodwill related to such operations, as the carrying amount of the net assets exceeded the estimated fair value less cost to sell of the operations. The disposal of such operations was completed in January 2005, and therefore we no longer report goodwill attributable to such operations at December 31, 2006. See Note 10 to the Consolidated Financial Statements.

Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we do not assess property and equipment for impairment unless certain impairment indicators, as defined, are present. During 2006, no impairment indicators were present with respect to our property and equipment.

•
We record a valuation allowance to reduce our gross deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us in the U.S. In this regard, during 2005 we determined that certain of the undistributed earnings of our non-U.S. operations could no longer be considered permanently reinvested, and in accordance with GAAP we recognized an aggregate $9.0 million provision for deferred income taxes on such undistributed earnings of our foreign subsidiaries. See Note 8 to the Consolidated Financial Statements.

•
We record accruals for environmental, legal, income tax and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and we can reasonably estimate the amounts of such future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and, therefore, decrease or increase our reported net income in the period of such change.)

Results of Operations - 2005 Compared to 2006 and 2004 Compared to 2005

	Years ended December 31,			% Change
	2004	2005	2006	2004-05	2005-06
	(Dollars in millions)

Net sales	$182.6	$186.3	$190.1	2%	2%
Cost of sales	142.8	142.6	143.6	-	1%

Gross margin	39.8	43.7	46.5	10%	6%

Operating costs and expenses	24.4	24.6	26.2	1%	7%

Operating income	$15.4	$19.1	$20.3	24%	6%

Percent of net sales:
Cost of sales	78%	77%	76%
Gross margin	22%	23%	24%
Operating costs and expenses	13%	13%	14%
Operating income	8%	10%	11%

Net Sales. Net sales increased in 2006 as compared to 2005 principally due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, which increased sales by $11.3 million in 2006. Other factors contributing to the increase in sales include sales volume increases in security products resulting from improved demand and the favorable effects of currency exchange rates on furniture component sales, offset in part by sales volume decreases for certain furniture components products due to competition from lower priced Asian manufacturers.

Net Sales were higher in 2005 as compared to 2004 principally due to increases in selling prices for certain products across all segments to recover volatile raw material prices, sales volume associated with the August 2005 acquisition of a marine components business which increased sales by $4.2 million in 2005, and the favorable effect of fluctuations in currency exchange rates, partially offset by sales volume decreases for certain furniture component products resulting from Asian competition.

Costs of Goods Sold and Gross Margin. Cost of goods sold decreased as a percentage of net sales in 2006 compared to 2005, and as a result gross margin increased over the same period. The resulting improvement in gross margin is primarily due to an improved product mix, with a decline in lower-margin furniture components sales and an increase in sales of higher margin security and marine component products, as well as a continued focus on reducing costs, offset in part by higher raw material costs and the unfavorable effect of changes in currency exchange rates.

Cost of goods sold as a percentage of net sales decreased in 2005 as compared to 2004 as the favorable impact of continued reductions in manufacturing and overhead costs more than offset the negative impact of changes in foreign currency exchange rates and higher raw material costs.

Operating Costs and Expenses. Operating costs and expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency gains and losses. As a percentage of net sales, operating costs and expenses were comparable in each of 2004, 2005 and 2006.

Operating Income. Operating income for 2006 increased $1.2 million, or 6% compared to 2005 and operating margins increased to 11% in 2006 compared to 10% for 2005. The favorable change in product mix and continued reductions in our manufacturing and overhead costs were partially offset by the unfavorable effects of the changes in currency exchange rates and higher raw material costs.

Operating income increased in 2005 as compared to 2004 as the favorable impact of continued reductions in costs more than offset the negative impact of changes in currency exchange rates and higher raw material costs.

Currency. Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

Our Furniture Component segment’s net sales were positively impacted while their operating income was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the prior year.

	Increase (decrease) - Year ended December 31,
	2004 vs 2005	2005 vs 2006
Impact on:	(In thousands)
Net sales	$1,541	$1,138
Operating income	(2,251)	(1,132)

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

    General

    Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel, stainless steel and plastic resins. Raw material costs represent approximately 50% of our total cost of sales. During 2004, 2005 and 2006, worldwide steel prices increased significantly. We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc, coiled steel and plastic resins. We anticipate further significant changes in the cost of these materials, from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover such increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins may be affected by such raw material cost pressures.

Other non-operating income (expense), net

As summarized in Note 11 to the Consolidated Financial Statements, “other non-operating income (expense), net” primarily includes interest income. Interest income in 2004 includes interest income on long-term intercompany notes receivable from our European Thomas Regout operations of $1.5 million. Upon the sale of our Thomas Regout European operations in January 2005, the intercompany notes receivable were extinguished; therefore, no such interest income was recorded during 2005 or 2006.

Interest expense

Interest expense declined $.1 million in 2006 compared to 2005 and declined $.2 million in 2005 compared to 2004 due primarily to lower average levels of borrowing on our revolving bank credit facility, partially offset by higher interest rates. Interest expense in 2007 is expected to be comparable to 2006.

Provision for income taxes

We became a member of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) in October 2004. As a member of the Contran Tax Group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran. One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. During the first nine months of 2004, and prior to becoming a member of the Contran Tax Group, we were able to claim a tax credit with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, in 2004, 2005 and 2006 we did not claim a credit with respect to foreign income taxes paid but instead we claimed a tax deduction. This resulted in an increase in our effective income tax rate.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. income taxes (federal and state) and foreign withholding taxes that we would incur when the undistributed earnings of our non-U.S. subsidiaries are subsequently repatriated, unless we determine that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, we had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of our non-U.S. operations, as those earnings were deemed to be permanently reinvested.

GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. As of September 30, 2005, and based primarily upon changes in our strategic plans for certain of our non-U.S. operations, we determined that the undistributed earnings of such subsidiaries could no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in 2005 we recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these non-U.S. subsidiaries.

We generated a $4.2 million tax benefit in 2004 associated with the U.S. capital loss realized in the first quarter of 2005 upon the completion of the sale of the European Thomas Regout operations. However, we determined that realization of such benefit did not meet the more-likely-than not recognition criteria and therefore, the deferred tax asset was fully offset by a deferred income tax asset valuation allowance at December 31, 2005. The deferred income tax benefit and the offsetting valuation allowance are both reflected as a component of discontinued operations. See Note 8 to the Consolidated Financial Statements.

Discontinued operations

See Note 10 to the Consolidated Financial Statements.

Related party transactions

We are a party to certain transactions with related parties. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than could be obtained from unrelated parties. See Note 12 to the Consolidated Financial Statements.

Recent accounting pronouncements

See Note 14 to the Consolidated Financial Statements.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below). For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

Net sales and operating income

	Years ended December 31,			% Change
	2004	2005	2006	2004 - 2005	2005 - 2006
	(In millions)

Net sales:
Security Products	$75.9	$76.7	$81.7	1%	7%
Furniture Components	106.7	105.5	93.0	(1%)	(12%)
Marine Components	-	4.1	15.4	n.m.	276%

Total net sales	$182.6	$186.3	$190.1	2%	2%

Gross margin:
Security Products	$20.6	$22.1	$23.9	7%	8%
Furniture Components	19.2	20.8	18.9	8%	(9%)
Marine Components	-	0.9	3.7	n.m.	311%

Total gross margin	$39.8	$43.8	$46.5	10%	6%

Operating income:
Security Products	$11.6	13.1	14.6	13%	11%
Furniture Components	8.9	11.0	10.1	24%	(8%)
Marine Components	-	0.5	0.8	n.m.	60%
Corporate operating expenses	(5.1)	(5.5)	(5.2)	8%	(5%)

Total operating income	$15.4	$19.1	$20.3	24%	6%

Operating income margin:
Security Products	15%	17%	18%
Furniture Components	8%	10%	11%
Marine Components	-	12%	5%
Total operating income margin	8%	10%	11%

n.m. - not meaningful

Security Products. Security Products net sales increased 7% to $81.7 million in 2006 compared to $76.7 million in 2005. Gross margin percentage and operating income margin percentage in 2006 also improved over 2005 resulting in an 11% increase in operating income from the combined sales growth and margin improvement. The margin percentage increases were the result of a more favorable product mix and the leveraging of the fixed cost structure over higher net sales.

Net sales for Security Products increased slightly from 2004 to 2005, while gross margin percentage improved from 27% to 29%, resulting in an increase in operating income margin from 15% in 2004 to 17% in 2005. The gross margin percentage improvement was the result of a more favorable product mix as lower margin product sales lost to low cost competitors were replaced with highly engineered products with higher margins.

Furniture Components. Furniture Components net sales decreased 12% to $93.0 million in 2006 from $105.5 million in 2005. However, operating income margin declined only $.9 million due to reductions in operating costs and improvements in operational efficiencies through workforce reductions and process improvements, and an improved product mix from the replacement of high volume, low margin products sales lost to Asian competitors with lower volume, higher margin sales.

Net sales for Furniture Components decreased slightly from 2004 to 2005; however, gross margin percentage improved from 18% in 2004 to 20% in 2005 and operating income margin percentage improved from 8% to 10% over the same period resulting in a $2.1 million increase in operating income. The improved performance was due to improved product mix as lower margin product sales to the office furniture industry were replaced with higher margin sales to the toolbox and appliance industries as well as reductions in operating costs.

Marine Components. Marine Components net sales and operating income increased in 2006 from 2005 due to the impact of acquisitions. We acquired an initial Marine Component company in August 2005 with an additional acquisition occurring in April 2006.

Outlook

While demand has stabilized across most product segments, certain customers continue to seek lower cost Asian sources as alternatives to our products. We believe the impact of this will be mitigated through our ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge to us as Asian manufacturers, particularly those located in China, gain share in certain markets. Our strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian based manufacturing facilities. In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical. We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian based manufacturers are generally unable to provide. As a result of pursuing this strategy, we will forgo certain segment sales where profitability is not possible in favor of developing new product and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders. We also expect raw material cost volatility to continue during 2007 which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Summary.

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, we will incur indebtedness, primarily for short-term working capital needs, or to fund capital expenditures or business combinations. In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

Consolidated cash flows.

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2004, 2005 and 2006 have generally been similar to the trends in our earnings. Depreciation and amortization expense increased in 2006 compared to 2005 as the result of increased capital expenditures. Depreciation and amortization expense decreased in 2005 compared to 2004 due to the timing of capital expenditures placed into service during 2005 versus 2004, as well as the effect of the January 2005 disposal of our Thomas Regout operations in Europe. See Notes 1, 4 and 10 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. The increase in cash provided by operating activities in 2006 compared to 2005 is primarily the result of an increase in operating income combined with lower cash paid for taxes and a higher amount of cash generated from relative changes in accounts receivable, inventories and accounts payable and accrual balances. The decrease in our cash provided by operating activities in 2005 as compared to 2004 is primarily the result of higher cash paid for income taxes in 2005 as compared to 2004 and a lower amount of cash generated from relative changes in accounts receivable, inventories and accounts payable and accrued liabilities, offset in part by the effect of an increase in operating income. For both years, relative changes in the amount of cash paid for income taxes were due primarily to differences in the timing of estimated tax payments.

Our average days’-sales-outstanding (“DSO”) was relatively flat at 40 days for December 31, 2005 and 41 days at December 31, 2006. For comparative purposes, our average DSO increased from 38 days at December 31, 2004 to 40 days at December 31, 2005 due to a slightly higher accounts receivable balance at the end of 2005. Our average number of days-in-inventory (“DII”) related to continuing operations was 59 days at December 31, 2005 and 57 days at December 31, 2006. The decrease in DII is primarily due to reductions in raw material during 2006 as we utilized the higher than normal balance in ending inventory at the end of 2005 that was acquired during 2005 as part of our efforts to mitigate the impact of volatility in raw material prices. For comparative purposes our average DII was 52 days at December 31, 2004 and increased to 59 days at December 31, 2005 due to higher raw material quantities and prices, primarily steel.

Investing activities. Net cash used by investing activities totaled $3.2 million, $3.7 million, and $19.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. Capital expenditures in the past three years have primarily emphasized manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. Additionally, during 2006, a new facility was constructed for our Custom Marine operations subsidiary at a cost of $4.1 million. The new facility is expected to provide Custom with sufficient capacity to take advantage of sales growth opportunities.

In April 2006, we completed the acquisition of a marine component products business for $9.8 million, net of cash acquired. In August 2005, we completed the acquisition of our initial marine component product business for $7.3 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements.

On January 24, 2005, we completed the disposition of all of the net assets of our European Thomas Regout operations to members of Thomas Regout management for net proceeds of approximately $22.3 million. The proceeds consisted of cash (net of costs to sell) of approximately $18.1 million and a subordinated note for approximately $4.2 million. The subordinated note requires annual payments over a period of four years. In April 2006, we collected the first payment of $1.3 million. Historically, the Thomas Regout European operations have not contributed significantly to net cash flows from operations. See Notes 2 and 10 to the Consolidated Financial Statements.

In June 2004, we received approximately $2.1 million from the sale of our surplus Trillium facility in Ontario, Canada, which approximated the net carrying value of such facility.

Capital expenditures for 2007 are estimated at approximately $14.4 million, $8 million of which relates to the expected construction of a new facility in Grayslake, Illinois for the purpose of consolidating our three Chicago area facilities into one in order to gain certain operational efficiencies. As part of the facility consolidation project, the Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million and the land for the new facility was acquired in 2006 for approximately $1.8 million. The Lake Bluff facility is being leased back on a short-term basis. We have also executed a real estate sales contract to sell the River Grove, Illinois facility for approximately $3.7 million with an expected close date of November 2007. Other capital expenditure projects in 2007 emphasize improved production efficiency including replacement of equipment that is being retired.

Financing activities. Net cash used by financing activities totaled $27.1 million, $7.2 million, and $8.8 million in 2004, 2005 and 2006, respectively. Cash dividends paid in 2004 totaled $1.9 million ($.125 per share) and $7.6 million was paid in each of 2005 and 2006 ($.50 per share). We suspended our regular quarterly dividend in the second quarter of 2003 and reinstated the regular quarterly dividend in the fourth quarter of 2004. We repaid a net $26.0 million in 2004 under our revolving bank credit facility, and in 2006 we prepaid $1.6 million of indebtedness we assumed in our August 2005 marine components acquisition.

Our $50 million secured revolving bank credit facility is collateralized by 65% of the ownership interests in our first-tier non-United States subsidiaries. Provisions contained in our Revolving Bank Credit Agreement could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, our Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. See Note 6 to the Consolidated Financial Statements.

Off balance sheet financing arrangements. Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

We believe that cash generated from operations and borrowing availability under our Credit Agreement, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared). To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of our common stock, modify our dividend policy or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing our indebtedness or that of our subsidiaries.

Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 6 and 13 to the Consolidated Financial Statements. The following table summarizes such contractual commitments as of December 31, 2006 by the type and date of payment.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years
	(In thousands)

Long-term debt	$-	$-	$-	$-
Operating leases	727	611	114	2
Purchase obligations Income taxes	19,004 972	19,004 972	- -	- -
Fixed asset acquisitions	615	615	-	-

Total contractual cash obligations	$21,318	$21,202	$114	$2

The timing and amount shown for our commitments related to long-term debt, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2006, which is assumed to be paid during 2007. Fixed asset acquisitions include firm purchase commitments for capital projects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in currency exchange rates and interest rates. We periodically use currency forward contracts to manage a portion of currency exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. Otherwise, we do not generally enter into forward or option contracts to manage market risks, nor do we enter into any contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, we were not a party to any material forward or derivative option contract related to currency exchange rates or interest rates at December 31, 2005 and 2006. See Note 1 to the Consolidated Financial Statements.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to indebtedness.

At December 31, 2005 and 2006, we had no amounts outstanding under our secured Revolving Bank Credit Agreement.

Currency exchange rates. We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan). A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

As already mentioned certain of our sales generated by our Canadian operations are denominated in U.S. dollars. To manage a portion of the currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2005 we had entered into a series of short-term forward currency exchange contracts maturing through March 2006 to exchange an aggregate of $6.5 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such contracts was not material at December 31, 2005. We had no forward currency contracts outstanding at December 31, 2006. At each balance sheet date, outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.

Other. The above discussion includes forward-looking statements of market risk which assumes hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be our projections of future events, gains or losses. Such forward-looking statements are subject to certain risks and uncertainties some of which are listed in “Business-General.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Internal Control Over Financial Reporting. We also maintain a system of internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2007, we will be required to annually assess the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting. There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications. Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2006, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listed standards. Our chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2006 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "CompX Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement. See also Note 12 to the Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements

The consolidated financial statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

(b)  Exhibits

We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibits to the Commission or its staff. Included as exhibits are the items listed in the Exhibit Index. We, upon request, will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request. We, upon request, will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, as adopted by the board of directors on February 24, 2004, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

Item No.  Exhibit Item

3.1	Restated Certificate of Incorporation of Registrant - incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

Item No.  Exhibit Item (continued)

3.2
Amended and Restated Bylaws of Registrant, adopted by the Board of Directors August 31, 2002 - incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.1
Share Purchase Agreement with Subordinated Loan schedule between the Registrant and Anchor Holding B.V. dated January 24, 2005. All related schedules and annexes will be provided to the SEC upon request. Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2
Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

10.6
Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004. Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.11
Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation, and Valhi, Inc. dated October 30, 2003 - incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.12
$50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005. Certain exhibits, annexes and similar attachments to this Exhibit 10.12 have not been filed; upon request, the Registrant will furnish supplementally to the SEC a copy of any omitted exhibit, annex, or attachment.

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

                             COMPX INTERNATIONAL INC.

Date: March 1, 2007                                        By:  /s/ David A. Bowers_________________
                                        David A. Bowers
                                        Vice Chairman of the Board
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

Signature	Title	Date

/s/ Glenn R. Simmons	Chairman of the Board	March 1, 2007
Glenn R. Simmons

/s/ David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007
David A. Bowers

/s/ Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 1, 2007
Darryl R. Halbert

/s/ Paul M. Bass, Jr.	Director	March 1, 2007
Paul M. Bass, Jr.

/s/ Norman S. Edelcup	Director	March 1, 2007
Norman S. Edelcup

/s/ Edward J. Hardin	Director	March 1, 2007
Edward J. Hardin

/s/ Ann Manix	Director	March 1, 2007
Ann Manix

/s/ Steven L. Watson	Director	March 1, 2007
Steven L. Watson

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2005 and 2006	F-3

Consolidated Statements of Operations -
Years ended December 31, 2004, 2005 and 2006	F-5

Consolidated Statements of Comprehensive Income -
Years ended December 31, 2004, 2005 and 2006	F-6

Consolidated Statements of Cash Flows -
Years ended December 31, 2004, 2005 and 2006	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2004, 2005 and 2006	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Dallas, Texas
March 1, 2007

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands, except share data)

ASSETS	2005	2006

Current assets:
Cash and cash equivalents	$30,592	$29,688
Accounts receivable, less allowance for doubtful accounts of $312 and $682	20,609	19,986
Receivables from affiliates	620	259
Refundable income taxes	401	42
Inventories	22,538	21,733
Prepaid expenses and other current assets	1,496	1,130
Deferred income taxes	1,903	2,050
Current portion of note receivable	2,612	1,306

Total current assets	80,771	76,194

Other assets:
Goodwill	35,678	40,759
Other intangible assets	2,317	3,174
Note receivable	1,567	1,567
Other	230	644

Total other assets	39,792	46,144

Property and equipment:
Land	7,868	8,826
Buildings	31,165	35,284
Equipment	107,333	114,207
Construction in progress	2,015	2,559
	148,381	160,876
Less accumulated depreciation	80,392	91,188

Net property and equipment	67,989	69,688

	$188,552	$192,026

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2005 and 2006

(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2006

Current liabilities:
Accounts payable and accrued liabilities	$19,238	$16,842
Income taxes payable to affiliates	771	136
Income taxes	327	836

Total current liabilities	20,336	17,814

Noncurrent liabilities:
Deferred income taxes	16,692	20,522
Long-term debt	1,425	-

Total noncurrent liabilities	18,117	20,522

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value; 20,000,000 shares authorized; 5,234,280 and 5,266,980 shares issued and outstanding	52	53
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	109,556	110,106
Retained earnings	31,320	35,353
Accumulated other comprehensive income	9,071	8,078

Total stockholders' equity	150,099	153,690

	$188,552	$192,026

Commitments and contingencies (Notes 6, 8 and 13)

See accompanying notes to consolidated financial statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2005 and 2006

(In thousands, except per share data)

	2004	2005	2006

Net sales	$182,631	$186,349	$190,123
Cost of goods sold	142,807	142,594	143,649

Gross margin	39,824	43,755	46,474

Selling, general and administrative expense	24,132	24,155	26,060
Other operating income (expense):
Currency transaction gains (losses), net	185	(71)	145
Disposition of property and equipment	(479)	(467)	(258)

Operating income	15,398	19,062	20,301

Other general corporate income, net	2,419	724	1,270
Interest expense	(494)	(336)	(219)

Income from continuing operations before income taxes	17,323	19,450	21,352

Provision for income taxes	7,840	18,568	9,696

Income from continuing operations	9,483	882	11,656

Discontinued operations, net of tax	(12,497)	(477)	-

Net income (loss)	(3,014)	405	11,656

Basic and diluted earnings (loss) per common share:
Continuing operations	$.63	$.06	$.76
Discontinued operations	$(.83)	$(.03)	$-

	$(.20)	$.03	$.76

Cash dividends per share	$.125	$.50	$.50

Shares used in the calculation of earnings per share amounts for:
Basic earnings per share	15,148	15,212	15,244
Dilutive impact of stock options	18	19	13

Diluted earnings per share	15,166	15,231	15,257

See accompanying notes to consolidated financial statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006

Net income (loss)	$(3,014)	$405	$11,656

Other comprehensive income, net of tax:
Currency translation adjustment: Arising during the period	5,036	544	(883)
Disposal of business unit	-	739	-
	5,036	1,283	(883)

Impact from cash flow hedges, net	75	35	(110)

Total other comprehensive income, net	5,111	1,318	(993)

Comprehensive income	$2,097	$1,723	$10,663

See accompanying notes to consolidated financial statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006

Cash flows from operating activities:
Net income (loss)	$(3,014)	$405	$11,656
Depreciation and amortization	14,200	10,924	11,797
Goodwill impairment	14,400	864	-
Deferred income taxes:
Continuing operations	(394)	10,120	1,536
Discontinued operations	-	(187)	-
Other, net	861	985	1,375
Change in assets and liabilities:
Accounts receivable	2,953	(133)	1,035
Inventories	(1,300)	(936)	2,258
Accounts payable and accrued liabilities	(2,742)	(520)	(2,891)
Accounts with affiliates	(1,247)	1,562	(274)
Income taxes	5,383	(2,770)	890
Other, net	1,113	(276)	63

Net cash provided by operating activities	30,213	20,038	27,445

Cash flows from investing activities:
Capital expenditures	(5,348)	(10,490)	(12,044)
Acquisition, net of cash acquired	-	(7,342)	(9,832)
Cash of disposed business unit	-	(4,006)	-
Proceeds from disposal of assets held for sale	-	18,094	-
Proceeds from sale of fixed assets	2,138	27	1,316
Cash collected on note receivable	-	-	1,306

Net cash used by investing activities	(3,210)	(3,717)	(19,254)

Cash flows from financing activities:
Long-term debt:
Borrowings	2,257	18	-
Principal payments	(28,097)	(93)	(1,563)
Issuance of common stock	617	639	347
Dividends paid	(1,896)	(7,608)	(7,623)
Tax benefit from exercise of stock options	-	-	111
Other, net	(28)	(114)	(110)

Net cash used by financing activities	(27,147)	(7,158)	(8,838)

Net increase (decrease)	$(144)	$9,163	$(647)

See accompanying notes to consolidated financial statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006

Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$(144)	$9,163	$(647)
Currency translation	(545)	392	(257)
Balance at beginning of year	21,726	21,037	30,592

Balance at end of year	$21,037	$30,592	$29,688

Cash and cash equivalents at end of period relate to:
Continuing operations	$16,803	$30,592	$29,688
Assets held for sale	4,234	-	-

	$21,037	$30,592	$29,688

Supplemental disclosures:
Cash paid for:
Interest	$516	$259	$139
Income taxes	4,281	9,390	7,418

Noncash investing activities: Note receivable received upon disposal of business unit	$-	$4,179	$-

See accompanying notes to consolidated financial statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2004, 2005 and 2006

(In thousands)

					Accumulated other comprehensive income
	Common stock		Additional paid-in	Retained	Currency	Hedging	Treasury	Total stockholders'
	Class A	Class B	Capital	earnings	translation	derivatives	stock	equity

Balance at December 31, 2003	$62	$100	$119,437	$43,433	$2,642	$-	$(11,315)	$154,359

Net loss	-	-	-	(3,014)	-	-	-	(3,014)
Other comprehensive income	-	-	-	-	5,036	75	-	5,111
Cash dividends	-	-	-	(1,896)	-	-	-	(1,896)
Issuance of common stock	1	-	695	-	-	-	-	696
Retirement of treasury stock	(11)	-	(11,304)	-	-	-	11,315	-

Balance at December 31, 2004	52	100	108,828	38,523	7,678	75	-	155,256

Net income	-	-	-	405	-	-	-	405
Other comprehensive income	-	-	-	-	1,283	35	-	1,318
Cash dividends	-	-	-	(7,608)	-	-	-	(7,608)
Issuance of common stock	-	-	728	-	-	-	-	728

Balance at December 31, 2005	$52	$100	$109,556	$31,320	$8,961	$110	$-	$150,099

Net income	-	-	-	11,656	-	-	-	11,656
Other comprehensive income	-	-	-	-	(883)	(110)	-	(993)
Cash dividends	-	-	-	(7,623)	-	-	-	(7,623)
Issuance of common stock	1	-	550	-	-	-	-	551

Balance at December 31, 2006	$53	$100	$110,106	$35,353	$8,078	$-	$-	$153,690

See accompanying notes to consolidated financial statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization. We (NYSE: CIX) are 82% owned by CompX Group, a majority owned subsidiary of NL Industries, Inc. (NYSE: NL) at December 31, 2006. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components). NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) (“TIMET”) owns the remaining 18% of CompX Group. At December 31, 2006, (i) NL and TIMET own an additional 2% and 3%, respectively, of us directly, (ii) Valhi, Inc. holds, directly and through a subsidiary, approximately 83% of NL’s outstanding common stock and approximately 35% of TIMET’s outstanding common stock and (iii) Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi’s outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Unless otherwise indicated, references in this report to “we”, “us”, or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Management estimates. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation. Our consolidated financial statements include the accounts of CompX International Inc. and our majority-owned subsidiaries. We eliminate all material intercompany accounts and balances. We have no involvement with any variable interest entity covered by the scope of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

Fiscal year. Our operations are reported on a 52 or 53-week fiscal year. The year ended December 31, 2004 consisted of 53 weeks. The years ended December 31, 2005 and 2006 consisted of 52 weeks.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes. We recognize currency transaction gains and losses in income.

Cash and cash equivalents. We classify as cash and cash equivalents bank time deposits and government and commercial notes and bills with original maturities of three months or less.

Net sales. We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer. Our shipping terms are generally F.O.B. shipping point, although in some instances, shipping terms are F.O.B. destination point (for which sales are recognized when the product is received by the customer). Amounts charged to customers for shipping and handling are not material. Sales are stated net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses.)

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses rising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales. We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs on average cost that approximates the first-in, first-out method. Our cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising and research development costs as incurred. Advertising costs were approximately $554,000 in 2004, $686,000 in 2005, and $872,000 in 2006.

Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. We amortize other intangible assets, consisting principally of certain patents acquired, using the straight line method over their estimated lives (approximately 9 years remaining at December 31, 2006). We assess goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Note 4. Other intangible assets are stated net of accumulated amortization of $2.1 million at December 31, 2005 and $2.5 million at December 31, 2006. Amortization of intangible assets was $231,000 in 2004, $314,000 in 2005, and $441,000 in 2006, and is expected to be approximately $450,000 in 2007 through 2011.

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 10 years for equipment and software. We use accelerated depreciation methods for income tax purposes, as permitted. Depreciation expense related to continuing operations was $11.5 million in 2004, $10.6 million in 2005, and $11.4 million in 2006. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. We consider all relevant factors. We perform the impairment by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Self-insurance. We are partially self-insured for workers' compensation and certain employee health benefits and self-insured for most environmental issues. We purchase coverage in order to limit our exposure to any significant levels of workers' compensation or employee health benefit claims. We accrue self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our own historical claims experience.

Derivatives and hedging activities. Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future. Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such currency exchange rate risk, at December 31, 2005, we held a series of contracts to exchange an aggregate of U.S. $6.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. These contracts qualified for hedge accounting and matured through March 2006. The exchange rate was $1.17 per U.S. dollar at December 31, 2005. The estimated fair value of the contracts was not material at December 31, 2005. We had no currency forward contracts outstanding at December 31, 2006.

Income taxes. Prior to October 1, 2004, we were a separate United States federal income taxpayer and not a member of Contran’s consolidated United States federal income tax group (the “Contran Tax Group”). Effective October 1, 2004, we became a member of the Contran Tax Group. We have been and currently are a part of the consolidated tax returns filed by Contran in certain United States state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 13.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. Under certain circumstances, such tax regulations could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election. We made net cash payments of $2.3 million in 2004, $3.5 million in 2005, and $5.6 million in 2006 to Contran.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not permanently reinvested. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $5.5 million at December 31, 2005 and $5.6 million at December 31, 2006. Determination of the amount of unrecognized deferred tax liability on such permanent reinvestment plans was not practicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the "more-likely-than-not" recognition criteria.

Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 440,000 in 2004, 404,000 in 2005 and 397,000 in 2006.

Fair value of financial instruments. The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of indebtedness approximates fair value due to the stated variable interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

Note 2 - Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. Our chief operating decision maker is Mr. David A. Bowers, our president and chief executive officer. We currently have three operating segments - Security Products, Furniture Components and Marine Components. The Security Products segment, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, transportation, postal, banking, vending and other industries. The Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures and distributes a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets, appliances and other applications. Our Marine Components segment with facilities in Wisconsin and Illinois, manufactures and distributes marine instruments, hardware, and accessories for performance boats.

In August 2005 and April 2006, we completed acquisitions of two marine component products businesses, for aggregate cash consideration of $7.3 million and $9.8 million, respectively, net of cash acquired. The purchase price has been allocated among tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us assuming the acquisitions had been completed as of January 1, 2004 and 2005 is not material.

In 2006, we reorganized our internal management structure, and as a result our previously separate precision slides and ergonomics products product lines are now evaluated as a single Furniture Components operating unit. Our segment information reflects our new internal management structure. Additionally, prior to 2006, the reported amount of operating income for each of our segments included an allocation of corporate operating expenses based upon the amount of each segment’s net sales. Corporate expenses are now no longer allocated but instead are presented as a separate item within operating income. Prior period segment information has been restated to conform to the current presentation.

The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes, and interest expense, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of business units and other long-lived assets outside the ordinary course of business). The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations.

Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents and notes receivable. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2005 and 2006, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $45 million and $50.2 million, respectively.

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Net sales:
Security Products	$75,872	$76,667	$81,684
Furniture Components	106,759	105,524	92,983
Marine Components	-	4,158	15,456

Total net sales	$182,631	$186,349	$190,123

Operating income:
Security Products	$11,604	$13,141	$14,620
Furniture Components	8,885	10,985	10,036
Marine Components	-	427	822
Corporate operating expenses	(5,091)	(5,491)	(5,177)

Total operating income	15,398	19,062	20,301

Other non-operating income, net	2,419	724	1,270
Interest expense	(494)	(336)	(219)

Income from continuing operations before income taxes	$17,323	$19,450	$21,352

Depreciation and amortization:
Security Products	$4,191	$3,876	$4,309
Furniture Components	7,477	6,798	6,798
Marine Components	-	207	666
Corporate Depreciation	111	43	24
Thomas Regout**	2,421	-	-

	$14,200	$10,924	$11,797

Capital expenditures:
Security Products	$2,432	$4,909	$5,335
Furniture Components	2,521	5,549	1,504
Marine Components	-	32	5,205
Thomas Regout**	395	-	-

	$5,348	$10,490	$12,044

Goodwill:
Security Products	$23,742	$23,742	$23,742
Furniture Components	5,270	6,594	7,135
Marine Components	-	5,342	9,882

	$29,012	$35,678	$40,759

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net sales:
Point of origin:
United States	$99,807	$113,510	$127,620
Canada	74,157	63,918	52,395
Taiwan	16,034	14,213	15,910
Eliminations	(7,367)	(5,292)	(5,802)

	$182,631	$186,349	$190,123

Point of destination:
United States	$138,136	$149,487	$153,942
Canada	33,205	25,015	19,985
Other	11,290	11,847	16,196

	$182,631	$186,349	$190,123

	December 31,
	2004	2005	2006
	(In thousands)
Total assets:
Security Products	$72,794	$76,875	$74,887
Furniture Components	77,717	77,226	77,781
Marine Components	-	10,614	26,607
Thomas Regout**	28,921	-	-
Corporate and eliminations	6,847	23,837	12,751

	$186,279	$188,552	$192,026

Net property and equipment:
United States	$41,328	$42,751	$47,865
Canada	19,114	16,978	14,144
Taiwan	5,680	8,260	7,679

	$66,122	$67,989	$69,688
** Denotes discontinued segment. See Note 10.

Note 3 - Inventories:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$6,801	$5,892
Work in process	9,116	8,744
Finished products	6,621	7,097

	$22,538	$21,733

Note 4 - Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in SFAS No. 142) which correspond to our operating segments. Under SFAS No. 142, goodwill is not considered to be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of the reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows. In accordance with the requirements of SFAS No. 142, we review goodwill for impairment during the third quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments relating to continuing operations were deemed to exist as a result of our annual impairment review completed during 2004, 2005 or 2006. However, we did recognize an impairment of goodwill related to our disposed European Thomas Regout operations in December 2004. See Note 10.

Changes in the carrying amount of goodwill related to continuing operations during the past three years is presented in the table below. Goodwill was generated principally from acquisitions of certain business units during 1998, 1999, 2000, and the Marine Components acquisitions in August 2005 and April 2006. See Note 2.

	Security Products	Furniture Components	Marine Components	Total
	(In millions)
Balance at December 31, 2003	$23.7	$5.0	$-	$28.7

Changes in currency exchange rates	-	.3	-	.3

Balance at December 31, 2004	23.7	5.3	-	29.0

Goodwill acquired during the year	-	1.5	5.4	6.9

Changes in currency exchange rates	-	(.2)	-	(.2)

Balance at December 31, 2005	23.7	6.6	5.4	35.7

Goodwill acquired during the year	-	.4	4.5	4.9

Changes in currency exchange rates	-	.1	-	.1

Balance at December 31, 2006	$23.7	$7.1	$9.9	$40.7

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2005	2006
	(In thousands)

Accounts payable	$7,022	$6,151
Accrued liabilities:
Employee benefits	8,179	7,549
Customer tooling	1,319	617
Professional	720	334
Insurance	516	621
Taxes other than on income	299	302
Other	1,183	1,268

	$19,238	$16,842

Note 6 - Indebtedness:

At December 31, 2006, we have a $50 million secured revolving bank credit facility that matures in January 2009 and bears interest, at our option, at rates based on either the prime rate or LIBOR. The credit facility is collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity. The facility also requires maintenance of specified levels of net worth (as defined). In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility. At December 31, 2006, we had no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.

The credit facility permits us to pay dividends and/or repurchase common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility. In addition to the $8.0 million available annually to repurchase common stock and or pay dividends, at December 31, 2006, $27 million was available for dividends and/or repurchases of our common stock under the terms of the facility.

Our outstanding indebtedness at December 31, 2005, totaling $1.6 million, includes certain industrial revenue bonds assumed in connection with the August 2005 business acquisition discussed in Note 2. We prepaid such indebtedness in February 2006 for an amount equal to its carrying value. We included the current portion of our outstanding indebtedness at December 31, 2005 ($171,000) with “Accounts payable and accrued liabilities” in our Consolidated Balance Sheet.

Note 7 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense related to continuing operations approximated $1.8 million in 2004, $2.3 million in 2005 and $2.2 million in 2006.

Note 8 - Income taxes:

The components of pre-tax income, the provision for income taxes attributable to continuing operations, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Components of pre-tax income from continuing operations:
United States	$8,148	$10,564	$14,022
Non-U.S.	9,175	8,886	7,330

	$17,323	$19,450	$21,352

Provision for income taxes:
Currently payable:
U.S. federal and state	$4,016	$4,920	$5,651
Foreign	4,732	3,528	2,509

	8,748	8,448	8,160
Deferred income taxes (benefit):
U.S. federal and state	(273)	10,215	2,074
Foreign	(635)	(95)	(538)

	(908)	10,120	1,536

	$7,840	$18,568	$9,696

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$6,063	$6,808	$7,473
Non-U.S. tax rates	(297)	(253)	(298)
Incremental U.S. tax on earnings of foreign subsidiaries	3,206	12,006	2,138
State income taxes and other, net	(377)	224	535
Canadian tax rate change	-	-	(142)
Tax credits	-	-	(432)
Tax contingency reserve adjustments, net	(755)	(217)	422

	$7,840	$18,568	$9,696

Comprehensive provision (benefit) for income tax benefit allocable to:
Income from continuing operations	$7,840	$18,568	$9,696
Discontinued operations	(410)	(387)	-
Other comprehensive income - currency translation	380	(223)	1,210

	$7,810	$17,958	$10,906

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2005	2006
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$769	$785
Tax on unremitted earnings of non-U.S. subsidiaries	(10,472)	(12,490)
Property and equipment	(5,924)	(5,556)
Accrued liabilities and other deductible differences	2,444	1,364
Tax loss and credit carryforwards	4,690	4,335
Other taxable differences	(2,061)	(3,009)
Valuation allowance	(4,235)	(3,901)

	$(14,789)	$(18,472)

Net current deferred tax assets	1,903	2,050
Net noncurrent deferred tax liabilities	(16,692)	(20,522)

	$(14,789)	$(18,472)

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. income taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless we have determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, we had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of our non-U.S. operations, as those earnings were subject to specific permanent reinvestment plans. GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. In September of 2005, and based primarily upon changes in our strategic plans for certain of our non-U.S. operations, we determined that the undistributed earnings of these subsidiaries could no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in 2005 we recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

In January 2005, we completed our disposition of our Thomas Regout operations in Europe. See Note 10. We generated a $4.2 million income tax benefit associated with the U.S. capital loss realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by us was appropriate under GAAP in the fourth quarter of 2004 at the time we classified the operations as held-for-sale. However, we also determined, based on the weight of available evidence that realization of the benefit of the capital loss did not and continues not to meet the “more-likely-than-not” recognition criteria. Therefore, we have also recognized a deferred income tax asset valuation allowance to fully offset the deferred tax asset related to the capital loss carryforward. The capital loss carryforward discussed above expires in 2010.

At December 31, 2006, we had for U.S. federal income tax purposes net operating loss carryforwards of approximately $1.2 million which expire in 2007 through 2017. Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year. We utilized approximately $400,000 of the carryforwards in each of 2005 and 2006, and approximately $800,000 in 2004, which included two tax years (See Note 1). We believe it is more-likely-than-not that the carryforwards will be utilized to reduce future income tax liabilities, and accordingly we have not provided a deferred income tax asset valuation allowance to offset the benefit of the carryforwards.

Note 9 - Stockholders' equity:

	Shares of common stock
	Class A			Class B
	Issued	Treasury	Outstanding	Issued and outstanding

Balance at December 31, 2003	6,228,680	(1,103,900)	5,124,780	10,000,000

Issued	54,100	-	54,100	-
Cancelled	(1,103,900)	1,103,900	-	-

Balance at December 31, 2004	5,178,880	-	5,178,880	10,000,000

Issued	55,400	-	55,400	-

Balance at December 31, 2005	5,234,280	-	5,234,280	10,000,000

Issued	32,700	-	32,700	-

Balance at December 31, 2006	5,266,980	-	5,266,980	10,000,000

Class A and Class B common stock. The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share. CompX Group, which holds all of the outstanding shares of Class B Common Stock, is entitled to one vote per share in all matters except for election of directors, for which CompX Group is entitled to ten votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law. Each share of Class A Common Stock and Class B Common Stock have an equal and ratable right to receive dividends to be paid from our assets when, and if declared by the board of directors. In the event of the dissolution, liquidation or winding up of our operations, the holders of Class A Common Stock and Class B Common Stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to our creditors and to the holders of any of our preferred stock that may be outstanding at the time. Shares of the Class A Common Stock have no conversion rights. Under certain conditions, shares of Class B Common Stock will convert, on a share-for-share basis, into shares of Class A Common Stock.

During 2004, we cancelled approximately 1.1 million shares of our Class A common stock that was previously reported as treasury stock. The aggregate $11.3 million cost of such treasury shares was allocated to common stock at par, additional paid-in capital and retained earnings in accordance with GAAP.

Incentive compensation plan. The CompX International Inc. 1997 Long-Term Incentive Plan provides for the award or grant of stock options, stock appreciation rights, performance grants and other awards to employees and other individuals who provide services to us. Up to 1.5 million shares of Class A Common Stock may be issued pursuant to the plan. Generally, employee stock options are granted at prices not less than the market price of our stock on the date of grant, vest over five years and expire ten years from the date of grant. The following table sets forth changes in outstanding options during the past three years.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted average exercise price

Outstanding at December 31, 2003	619	$10.00 -$20.00	$10,684	$17.26

Exercised	(48)	10.00 - 13.00	(616)	12.83
Canceled	(9)	12.50 - 13.00	(116)	12.89

Outstanding at December 31, 2004	562	10.00 - 20.00	9,952	17.71

Exercised	(50)	11.59 - 14.30	(638)	12.76
Canceled	(42)	13.00 - 20.00	(677)	16.12

Outstanding at December 31, 2005	470	10.00 - 20.00	8,637	18.38

Exercised	(27)	13.00	(347)	13.00
Canceled	(6)	20.00	(120)	20.00

Outstanding at December 31, 2006	437	$10.00 - 20.00	$8,170	$18.70

Outstanding options at December 31, 2006 represent approximately 3% of our total outstanding shares of common stock at that date and expire at various dates through 2012 with a weighted-average remaining term of 2 years. At December 31, 2006, options to purchase 435,000 of our shares were exercisable at prices ranging from $10.00 to $20.00 per share, with an aggregate amount payable upon exercise of $8.1 million, with a weighted-average exercise price of $18.70 per share. Our market price per share at December 31, 2006 was $20.16. Of the total exercisable options at December 31, 2006, 435,300 options were exercisable at prices lower than the December 31, 2006 market price per share with an aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) of approximately $635,000. At December 31, 2006, options to purchase 2,000 shares are scheduled to become exercisable in 2007 and an aggregate of 672,000 shares were available for future grants. Shares issued under the incentive stock plan are generally newly-issued shares. The intrinsic value of our options exercised aggregate approximately $175,500 in 2004, $238,500 in 2005 and $123,900 in 2006, and the related income tax benefit from the exercises was $61,500 in 2004, $67,100 in 2005 and $43,500 in 2006.

Note 10 - Discontinued operations and assets held for sale:

Prior to December 2004, our Thomas Regout European operations were classified as held for use. In December 2004, our board of directors adopted a formal plan of disposal which resulted in the reclassification of such operations to held-for-sale. We have classified the results of operations of Thomas Regout for all periods prior to the disposal as discontinued operations. We have not reclassified our Consolidated Statements of Cash Flows to separately present the cash flows of the disposed operations. When we adopted a formal plan of disposal, based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held-for-sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). Therefore, in the fourth quarter of 2004, we recognized a $14.4 million impairment charge to write-down our investment in the Thomas Regout operations to estimated realizable value.

In January 2005, we completed the sale of such operations for net proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and is payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. The net proceeds from the January 2005 sale of the European Thomas Regout operations was $864,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the sale), and discontinued operations in 2005 includes a charge related to the differential ($477,000, net of income tax benefit). The charge represents an additional impairment of goodwill.

Condensed income statement data for the year ended 2004 and 2005 for Thomas Regout is presented below. The $14.4 million and $864,000 impairment charges are included in Thomas Regout’s operating loss for 2004 and 2005, respectively. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with us, which arose at the time of our acquisition of Thomas Regout prior to 2003 and corresponded to certain third-party indebtedness we incurred at the time the operations were acquired.

	Years ended December 31,
	2004	2005

Net sales	$41,694	$-

Operating loss	$(10,609)	$(864)
Other expense, net	(797)	-
Interest expense	(1,501)	-
Income tax benefit	410	387

Net loss	$(12,497)	$(477)

Note 11 - Other non-operating income, net:

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Interest income	$1,612	$613	$1,278
Other income (expense), net	807	111	(8)

	$2,419	$724	$1,270

Interest income in 2004 includes accrued interest income of $1.5 million, on long-term notes receivable from our former European Thomas Regout operations. Upon the sale of the Thomas Regout European operations in January, 2005, the intercompany notes receivable were extinguished and, therefore, no such interest income was recorded in 2005 or 2006.

Note 12 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Under the terms of various Intercorporate Service Agreements (“ISAs”) with Contran, employees of Contran perform certain management, tax planning, financial and administrative services for us on a fee basis. Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. Fees pursuant to these agreements aggregated $2.3 million in 2004, $2.6 million in 2005 and $2.7 million in 2006.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI were approximately $810,000 in 2004, $930,000 in 2005 and $770,000 in 2006. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of these policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

Note 13 - Commitments and contingencies:

Legal proceedings. We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe that the disposition of all claims and disputes, individually or in the aggregate, if any, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Environmental matters and litigation. Our operations are governed by various federal, state, local and foreign environmental laws and regulations. Our policy is to comply with environmental laws and regulations at all of our plants and to continually strive to improve environmental performance in association with applicable industry initiatives. We believe that our operations are in substantial compliance with applicable requirements of environmental laws. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

Income taxes. From time to time, we undergo examinations of our income tax returns, and tax authorities have or may propose tax deficiencies. We believe that we have adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and we believe that the ultimate disposition of all such examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We have agreed to a policy with Contran providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. NL has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. The ten largest customers accounted for approximately 43% of sales in 2004 and 2005, and 38% in 2006. The HON Company accounted for approximately $20.5 million (11%) and $19.4 million (10%) of sales from all three segments in 2004 and 2005, respectively.

Rent expense, principally for buildings, was $744,000 in 2004, $738,000 in 2005 and $787,000 in 2006. At December 31, 2006, future minimum rentals under noncancellable operating leases are approximately $611,000 in 2007, $66,000 in 2008, $35,000 in 2009, $13,000 in 2010 and $1,000 in 2011.

Note 14 - Recent accounting pronouncements:

Inventory costs - Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. The number of non-vested equity awards we had issued as of December 31, 2005 was not material, and therefore the impact to us of adopting the fair value provisions of SFAS No. 123R was not material. Prior to the adoption of SFAS No. 123R we accounted for stock-based employee compensation related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees. Under APBO No. 25, no compensation cost was generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Recognized compensation cost related to stock options was not significant during 2004, 2005 and 2006. If we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation related to stock options for all options granted on or after January 1, 1995, the effect on our results of operations would not have been material.

Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and these expanded disclosures are provided in our 2006 Annual Report.

Uncertain tax positions -   In the second quarter of 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not that our position would prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to classify any reserves we might have for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Quantifying Financial Statement Misstatements - In September 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB became effective for us in the fourth quarter of 2006. According to SAB No. 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. Adoption of SAB No. 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

Fair Value Measurements - In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. We do not expect that the adoption of this standard will have a material effect on our Consolidated Financial Statements.

Note 15 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2005:
Net sales	$46.8	$45.7	$47.1	$46.7
Gross profit	10.3	10.5	11.0	12.0
Operating income	4.1	4.7	4.8	5.5

Income (loss) from continuing operations	$2.2	$2.4	$(6.1)	$2.4
Discontinued operations	(.5)	-	-	-

Net income (loss)	$1.7	$2.4	$(6.1)	$2.4

Basic and diluted earnings (loss) per share:
Continuing operations	$.14	$.16	$(.40)	$.16
Discontinued operations	(.03)	-	-	-

	$.11	$.16	$(.40)	$.16

2006:
Net sales	$47.0	$50.1	$48.8	$44.2
Gross profit	11.6	12.3	12.9	9.7
Operating income	4.8	5.8	6.2	3.5

Income (loss) from continuing operations	$2.5	$3.8	$3.8	$1.6
Discontinued operations	-	(.5)	-	.5

Net income	$2.5	$3.3	$3.8	$2.1

Basic and diluted earnings (loss) per share:
Continuing operations	$.16	$.25	$.25	$.10
Discontinued operations	-	(.03)	-	.03

	$.16	$.22	$.25	$.13

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.