Form 10-Q
period 2007-03-31
COMPX INTERNATIONAL INC
filed 2007-05-02
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Indicate by checkmark:

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on April 27, 2007:
Class A:   5,274,280
Class B:  10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2006	March 31, 2007
		(unaudited)
Current assets:
Cash and cash equivalents	$29,688	$30,943
Accounts receivable, net	19,986	20,780
Receivables from affiliates	259	-
Refundable income taxes	42	-
Inventories, net	21,733	23,701
Prepaid expenses and other	1,130	1,335
Deferred income taxes	2,050	2,050
Current portion of note receivable	1,306	1,306

Total current assets	76,194	80,115

Other assets:
Goodwill	40,759	40,700
Other intangible assets	3,174	3,019
Note receivable	1,567	1,567
Other	644	684

Total other assets	46,144	45,970

Property and equipment:
Land	8,826	8,763
Buildings	35,284	35,363
Equipment	114,207	114,078
Construction in progress	2,559	2,817
	160,876	161,021

Less accumulated depreciation	91,188	93,158

Net property and equipment	69,688	67,863

Total assets	$192,026	$193,948

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	March 31, 2007
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$16,842	$16,814
Income taxes payable to affiliates	136	838
Income taxes	836	811

Total current liabilities	17,814	18,463

Noncurrent liabilities -
deferred income taxes	20,522	20,735

Stockholders' equity:
Preferred stock	-	-
Class A common stock	53	53
Class B common stock	100	100
Additional paid-in capital	110,106	110,185
Retained earnings	35,353	36,503
Accumulated other comprehensive income	8,078	7,909

Total stockholders' equity	153,690	154,750

Total liabilities and stockholders’ equity	$192,026	$193,948

Commitments and contingencies (Note 5)
See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2006	2007
	(unaudited)

Net sales	$47,029	$43,551
Cost of goods sold	35,402	31,429

Gross margin	11,627	12,122

Selling, general and administrative expense	6,718	6,667

Other operating expense, net	114	19

Operating income	4,795	5,436

Other non-operating income, net	321	248

Income before income taxes	5,116	5,684

Provision for income taxes	2,643	2,666

Net income	$2,473	$3,018

Basic and diluted earnings per common share	$.16	$.20

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted earnings per share	15,248	15,280

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2006	2007
	(unaudited)
Cash flows from operating activities:
Net income	$2,473	$3,018
Depreciation and amortization	2,685	2,730
Deferred income taxes	661	906
Other, net	353	165
Change in assets and liabilities:
Accounts receivable, net	(2,124)	(794)
Inventories, net	343	(2,083)
Accounts payable and accrued liabilities	(1,881)	(590)
Accounts with affiliates	1,732	961
Income taxes	(621)	21
Other, net	343	(298)

Net cash provided by operating activities	3,964	4,036

Cash flows from investing activities:
Capital expenditures	(2,583)	(855)
Other, net	7	12

Net cash used in investing activities	(2,576)	(843)

Cash flows from financing activities:
Principal payments	(1,476)	-
Deferred financing costs paid	(105)	-
Dividends	(1,904)	(1,909)
Issuance of common stock and other, net	-	79

Net cash used in financing activities	(3,485)	(1,830)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(2,097)	1,363
Currency translation	45	(108)
Cash and cash equivalents at beginning of period	30,592	29,688

Cash and cash equivalents at end of period	$28,540	$30,943

Supplemental disclosures - cash paid for:
Interest	$152	$6
Income taxes	945	770

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2007

(In thousands)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income-currency	Total stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	equity	income
				(unaudited)
Balance at December 31, 2006	$53	$100	$110,106	$35,353	$8,078	$153,690	$-

Net income	-	-	-	3,018	-	3,018	3,018

Other comprehensive income, net	-	-	-	-	(169)	(169)	(169)

Change in accounting principle - FIN No. 48	-	-	-	41	-	41	-

Issuance of common stock and other, net	-	-	79	-	-	79	-

Cash dividends	-	-	-	(1,909)	-	(1,909)	-

Balance at March 31, 2007	$53	$100	$110,185	$36,503	$7,909	$154,750

Comprehensive income							$2,849

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are a leading manufacturer of component products. CompX Group, Inc., owns 82% of our outstanding common stock at March 31, 2007. CompX Group, Inc. is a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL). NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) (“TIMET”) owns the remaining 18% of CompX Group. At March 31, 2007, (i) NL and TIMET each own an additional 2% and 3%, respectively of us directly, (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock and (iii) Contran Corporation holds, directly and through subsidiaries, approximately 92% of Valhi's outstanding common stock and approximately 32% of TIMET’s outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each company and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “2006 Annual Report”), except as disclosed in Note 6. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Refer to our 2006 Annual Report for a discussion of commitments and contingencies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries (NYSE: CIX), taken as a whole.

Note 2 - Business segment information:

	Three months ended March 31,
	2006	2007
	(In thousands)

Net sales:
Security Products	$20,417	$19,778
Furniture Components	23,745	19,435
Marine Components	2,867	4,338

Total net sales	$47,029	$43,551

Operating income (loss):
Security Products	$3,859	$4,110
Furniture Components	2,194	2,261
Marine Components	346	396
Corporate operating expenses	(1,604)	(1,331)

Total operating income	4,795	5,436

Other non-operating income, net	321	248

Income before income taxes	$5,116	$5,684

Note 3 - Inventories, net:

	December 31, 2006	March 31, 2007
	(In thousands)

Raw materials	$5,892	$6,198
Work in process	8,744	9,825
Finished products	7,097	7,678

Total	$21,733	$23,701

Note 4 - Accounts payable and accrued liabilities:

	December 31, 2006	March 31, 2007
	(In thousands)

Accounts payable	$6,151	$6,665
Accrued liabilities:
Employee benefits	7,549	5,758
Customer tooling	617	957
Professional fees	334	509
Insurance	621	616
Taxes other than on income	302	416
Reserve for uncertain tax positions	-	646
Other	1,268	1,247

Total	$16,842	$16,814

Note 5 - Provision for income taxes:

	Three months ended March 31,
	2006	2007
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,791	$1,989
Non-U.S. tax rates	(83)	(63)
Incremental U.S. tax on earnings of foreign subsidiaries	770	612
State income taxes and other, net	165	128

Total	$2,643	$2,666

Note 6 - Recent accounting pronouncements:

Uncertain tax positions -   On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 prohibits us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not that our position would prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our current income tax accounting policies comply with this aspect of the new standard.  We are also required to classify any reserves we might have for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on unrecognized tax benefits as a component of our provision for income taxes. The amount of interest and penalties we accrued during the first quarter of 2007 was not material, and at March 31, 2007 we did not have a material amount accrued for interest and penalties for our uncertain tax positions.

At March 31, 2007 we had approximately $646,000 accrued for uncertain tax positions, which did not change significantly from the January 1, 2007 accrual. Of this amount, $687,000 was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as an increase to our retained earnings in accordance with the transition provisions of the new standard. In addition, the benefit associated with approximately $551,000 of our reserve for uncertain tax positions at January 1, 2007 would, if recognized, affect our effective income tax rate. We currently estimate that the unrecognized tax benefits will decrease by approximately $646,000 due to the expiration of certain tax statutes or the completion of certain examination procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan. Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2003 for Canada and 2001 for Taiwan.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. We do not expect that the adoption of this standard will have a material effect on our Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries. We are also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

We reported operating income of $5.4 million in the first quarter of 2007 compared to operating income of $4.8 million for the first quarter of 2006. Our operating income improved due to a more favorable product mix, the impact of the acquisition of a small marine components business in April of 2006 and our ongoing focus on reducing costs.

Results of Operations

	Three months ended March 31,
	2006%		2007%
	Dollars in thousands
Net sales	$47,029	100.0%	$43,551	100.0%
Cost of goods sold	35,402	75.3	31,429	72.2

Gross margin	11,627	24.7	12,122	27.8

Operating costs and expenses	6,832	14.5	6,686	15.4

Operating income	$4,795	10.2%	$5,436	12.5%

Net sales. Net sales decreased $3.5 million, or 7%, to $43.6 million in the first quarter of 2007 as compared to $47.0 million in the first quarter of 2006. Net sales decreased primarily due to lower sales to the office furniture market where, for certain products, Asian competitors have established selling prices at a level below which we consider would return an acceptable margin, partially offset by higher marine components sales resulting from an acquisition in April 2006.

Cost of goods sold and gross margin. Cost of goods sold as a percentage of sales decreased by 3% in the first quarter of 2007 compared to 2006. As a result, gross margin increased over the same period even though sales decreased. The resulting improvement in gross margin is primarily due to an improved product mix and a continued focus on reducing costs and improving efficiency, offset in part by higher raw material costs.

Operating costs and expenses. Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable for the three months ended March 31, 2006 and 2007.

Operating income. Operating income in the first quarter of 2007 increased to $5.4 million compared to $4.8 million for the first quarter of 2006. As a percentage of net sales, operating income increased to 12.5% for the first quarter of 2007 from 10.2% for the first quarter of 2006 due to the improvement in gross margins discussed above.

Currency. Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Fluctuations in foreign currency exchange rates did not have a significant effect on sales or operating income in the first quarter of 2007 as compared to the first quarter of 2006.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 5 to the Condensed Consolidated Financial Statements. Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate. Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election to not claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group. The election to not claim foreign tax credits is the primary reason our effective income tax rate in 2006 and 2007 is higher than the 35% U.S. federal statutory income tax rate.

Our effective income tax rate for the first quarter of 2007 was 47% compared to 52% for same period in 2006. The decrease in the effective income tax rate in 2007 is due principally to a change in mix of pre-tax earnings. We currently expect our effective income tax rate for the remainder of 2007 will approximate our effective income tax rate for the three months ended March 31, 2007.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended March 31, %
	2006	2007	Change
	(In millions)

Net sales:
Security Products	$20,417	$19,778	(3%)
Furniture Components	23,745	19,435	(18%)
Marine Components	2,867	4,338	51%

Total net sales	$47,029	$43,551	(7%)

Gross margin:
Security Products	$6,124	$6,535	7%
Furniture Components	4,765	4,292	(10%)
Marine Components	738	1,295	75%

Total gross margin	$11,627	$12,122	4%

Operating income (loss):
Security Products	$3,859	$4,110	7%
Furniture Components	2,194	2,261	3%
Marine Components	346	396	14%
Corporate operating expenses	(1,604)	(1,331)	(17%)

Total operating income	$4,795	$5,436	13%

Security Products. Security Products net sales decreased 3% to $19.8 million in the first quarter of 2007 compared to $20.4 million in the same period last year. The decrease in sales is primarily due to a three-week strike at a customer which negatively impacted sales by approximately $600,000. The strike ended in February 2007. Gross margin percentage improved from 30% in the first quarter of 2006 to 33% in the same period in 2007 due to an improved product mix and a continued focus on controlling costs. As a result, operating income for the Security Products segment increased from 19% for the first quarter of 2006 to 21% for the first quarter of 2007.

Furniture Components. Furniture Components net sales declined 18% to $19.4 million in the first quarter of 2007 compared to $23.7 million in the first quarter of 2006 primarily due to lower sales to the office furniture industry where, for certain products, Asian competitors have established selling prices at a level below which we consider would return an acceptable margin. However, operating income improved from $2.2 million in the first quarter of 2006 to $2.3 million in the first quarter of 2007 due to the impact of cost reduction efforts and improved product mix as higher margin sales to certain markets replaced higher volume, lower margin sales to the office furniture industry. Gross margin percentage improved from 20% in the first three months of 2006 to 22% in the first three months of 2007 as a result of our cost reduction efforts and improved product mix.

Marine Components. Marine Components net sales increased during the first quarter of 2007 as compared to 2006 due to the impact of an acquisition in April 2006.

Outlook. Demand has begun to show some signs of instability across most product segments as customers have begun to react to the slowing of the overall economy. Asian sourced competitive pricing pressures are expected to continue to challenge us as Asian manufacturers, particularly those located in China, gain share in certain markets. We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities. Our strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities. In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical. We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. As a result of pursuing this strategy, we will forgo certain segment sales where profitability is less in favor of developing new product and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders. We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Consolidated Cash Flows.

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $2.2 million in the first quarter of 2006 compared to a net use of cash of $2.8 million in the first quarter of 2007, due principally to relative changes in the levels of our receivables, inventories and payables. Overall, our cash flows from operating activities in the first quarter of 2007 approximated the first quarter of 2006, as the increase in our higher operating income was offset by the higher amount of net cash used from relative changes in assets and liabilities.

Relative changes in working capital can have a significant effect on cash flows from operating activities. Our average days’ sales outstanding increased from 41 days at December 31, 2006 to 43 days at March 31, 2007 due to the timing of collections and a higher accounts receivable balance at the end of March. Our average number of days in inventory was 57 days at December 31, 2006 and 69 days at March 31, 2007. The increase in days in inventory is primarily due to increased raw material costs. For comparative purposes, our average days sales outstanding increased from 40 days at December 31, 2005 to 44 days at March 31, 2006. Our average number of days in inventory was 59 days at December 31, 2005 and 57 days at March 31, 2006.

Investing activities. Net cash used by investing activities totaled $2.6 million in the first quarter of 2006 compared to net cash used by investing activities of $.8 million in the first quarter of 2007 due to the timing of capital expenditures.

Financing activities. Net cash used by financing activities totaled $3.5 million and $1.8 million in the first quarter of 2006 and 2007, respectively. We prepaid certain industrial revenue bonds reducing debt by $1.5 million in the first quarter of 2006 and paid quarterly dividends of $1.9 million, or $.125 per share, in each of the first quarter of 2006 and 2007.

Other. We believe that cash generated from operations and borrowing availability under the our $50 million revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared). To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

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

Future Cash Requirements.

Our primary source of liquidity on an ongoing basis is cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared). From time-to-time, we will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures. In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business acquisitions.

At March 31, 2007, there were no amounts outstanding under our $50 million revolving credit facility that matures in January 2009. We do not expect to use any of our cash flow from operating activities generated during 2007 to repay indebtedness.

Firm purchase commitments for capital projects in process at March 31, 2007 approximated $.6 million.

There have been no material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

Off balance sheet financing arrangements. We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Recent accounting pronouncements. See Note 6 to the Condensed Consolidated Financial Statements.

Critical accounting policies. There have been no changes in the first quarter of 2007 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report.

Forward Looking Information

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future supply and demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs),
•	General global economic and political conditions, (such as changes in the level of gross domestic product in various regions of the world),
•	Demand for office furniture,
•	Service industry employment levels,
•	The possibility of labor disruptions,
•	Competitive products and prices, including competition from low-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	Costs and expenses associated with compliance with certain requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Possible future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Operating interruptions (including, but not limited to labor disputes, leaks, natural disasters, fires, explosions, unscheduled, or unplanned downtime and transportation interruptions); and
•	Government laws and regulations and possible changes therein.

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

ITEM 3. QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

Reference is made to the 2006 Annual Report for a discussion of the market risks associated with changes in foreign currency exchange rates and interest rates that affect us. There have been no material changes in such market risks during the first three months of 2007.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2006 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the three months ended March 31, 2007.

ITEM 6.	Exhibits.

31.1 Certification

31.2 Certification

32.1 Certification

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request. We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics and our Audit Committee Charter, each as approved by our Board of Directors on February 24, 2004, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date:  May 2, 2007                      By: /s/ Darryl R.Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller