Form 10-Q
period 2007-06-30
COMPX INTERNATIONAL INC
filed 2007-08-02
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on July 24, 2007:
Class A:   5,285,280
Class B:  10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2006	June 30, 2007
		(unaudited)

Current assets:
Cash and cash equivalents	$29,688	$27,978
Accounts receivable, net	19,986	21,636
Receivables from affiliates	259	291
Inventories, net	21,733	25,526
Prepaid expenses and other	1,172	689
Deferred income taxes	2,050	2,058
Current portion of note receivable	1,306	1,306

Total current assets	76,194	79,484

Other assets:
Goodwill	40,759	40,742
Other intangible assets	3,174	2,864
Note receivable	1,567	261
Other	644	696

Total other assets	46,144	44,563

Property and equipment:
Land	8,826	8,841
Buildings	35,284	36,070
Equipment	114,207	118,609
Construction in progress	2,559	8,302
	160,876	171,822

Less accumulated depreciation	91,188	99,503

Net property and equipment	69,688	72,319

Total assets	$192,026	$196,366

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	June 30, 2007
		(unaudited)

Current liabilities:
Accounts payable and accrued liabilities	$16,842	$18,940
Income taxes payable to affiliates	136	266
Income taxes	836	573

Total current liabilities	17,814	19,779

Noncurrent liabilities - deferred income taxes	20,522	19,152

Stockholders' equity:
Preferred stock	-	-
Class A common stock	53	53
Class B common stock	100	100
Additional paid-in capital	110,106	110,418
Retained earnings	35,353	37,241
Accumulated other comprehensive income	8,078	9,623

Total stockholders' equity	153,690	157,435

Total liabilities and stockholders' equity	$192,026	$196,366

Commitments and contingencies (Note 5)

 See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(unaudited)

Net sales	$50,143	$45,229	$97,172	$88,780
Cost of goods sold	37,794	33,366	73,195	64,796

Gross margin	12,349	11,863	23,977	23,984

Selling, general and administrative expense	6,441	6,571	13,159	13,237

Other operating expense, net	87	688	202	706

Operating income	5,821	4,604	10,616	10,041

Other non-operating income, net	253	306	574	553

Income from continuing operations before income taxes	6,074	4,910	11,190	10,594

Provision for income taxes	2,284	2,261	4,927	4,927

Income from continuing operations	3,790	2,649	6,263	5,667

Discontinued operations, net of tax	(500)	-	(500)	-

Net income	$3,290	$2,649	$5,763	$5,667

Basic and diluted earnings (loss) per common share:
Continuing operations	$.25	$.17	$.41	$.37
Discontinued operations	(.03)	-	(.03)	-

	.22	.17	$.38	$.37

Cash dividends per share	$.125	$.125	$.25	$.25

Shares used in the calculation of basic and diluted earnings per share	15,250	15,279	15,249	15,284

 See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30
	2006	2007
	(unaudited)

Cash flows from operating activities:
Net income	$5,763	$5,667
Depreciation and amortization	5,540	5,480
Deferred income taxes	1,115	(1,537)
Other, net	413	235
Change in assets and liabilities (exclusive of acquisition):
Accounts receivable, net	(1,173)	(1,106)
Inventories, net	1,050	(3,565)
Accounts payable and accrued liabilities	(303)	246
Accounts with affiliates	405	99
Income taxes	(1,539)	(579)
Other, net	4	400

Net cash provided by operating activities	11,275	5,340

Cash flows from investing activities:
Capital expenditures	(5,383)	(5,477)
Acquisitions, net of cash acquired	(9,832)	-
Cash collected on note receivable	1,306	1,306
Proceeds from sale of fixed assets	37	42

Net cash used in investing activities	(13,872)	(4,129)

Cash flows from financing activities:
Principal payments	(1,490)	-
Dividends	(3,809)	(3,820)
Issuance of common stock and other, net	(105)	204

Net cash used in financing activities	(5,404)	(3,616)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(8,001)	(2,405)
Currency translation	249	695
Cash and cash equivalents at beginning of period	30,592	29,688

Cash and cash equivalents at end of period	$22,840	$27,978

Supplemental disclosures – cash paid for:
Interest	$181	$56
Income taxes, net	4,949	6,938

Non-cash investing activities:
Accrual for capital expenditures	$-	$1,232

 See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2007

(In thousands)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income-currency	Total stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	equity	income
				(unaudited)
Balance at December 31, 2006	$53	$100	$110,106	$35,353	$8,078	$153,690

Net income	-	-	-	5,667	-	5,667	$5,667

Other comprehensive income, net	-	-	-	-	1,545	1,545	1,545

Change in accounting principle – FIN No. 48	-	-	-	41	-	41	-

Issuance of common stock and other, net	-	-	312	-	-	312	-

Cash dividends	-	-	-	(3,820)	-	(3,820)	-

Balance at June 30, 2007	$53	$100	$110,418	$37,241	$9,623	$157,435

Comprehensive income							$7,212

 See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

Note 1 –  Organization and basis of presentation:

Organization - We are a leading manufacturer of component products.  CompX Group, Inc., owns 82% of our outstanding common stock at June 30, 2007. CompX Group, Inc. is a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL).  NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) (“TIMET”) owns the remaining 18% of CompX Group.  At June 30, 2007, (i) NL and TIMET each own an additional 2% and 3%, respectively of us directly, (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock and (iii) Contran Corporation holds, directly and through subsidiaries, approximately 93% of Valhi's outstanding common stock and approximately 32% of TIMET’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of our parent companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “2006 Annual Report”), except as disclosed in Note 7.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Refer to our 2006 Annual Report for a discussion of commitments and contingencies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries (NYSE: CIX), taken as a whole.

Note 2 –  Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)
Net sales:
Security Products	$20,448	$20,169	$40,866	$39,947
Furniture Components	24,285	19,861	48,029	39,295
Marine Components	5,410	5,199	8,277	9,538

Total net sales	$50,143	$45,229	$97,172	$88,780

Operating income:
Security Products	$3,724	$3,899	$7,582	$8,010
Furniture Components	2,348	1,680	4,542	3,943
Marine Components	873	722	1,219	1,117
Corporate operating expense	(1,124)	(1,697)	(2,727)	(3,029)

Total operating income	5,821	4,604	10,616	10,041

Other non-operating income, net	253	306	574	553

Income from continuing operations before income taxes	$6,074	$4,910	$11,190	$10,594

Note 3 –  Inventories, net:

	December 31, 2006	June 30, 2007
	(In thousands)

Raw materials	$5,892	$7,330
Work in progress	8,744	10,471
Finished products	7,097	7,725

Total	$21,733	$25,526

Note 4 –  Accounts payable and accrued liabilities:

	December 31, 2006	June 30, 2007
	(In thousands)

Accounts payable	$6,151	$7,884
Accrued liabilities:
Employee benefits	7,549	7,151
Customer tooling	617	749
Insurance	621	622
Taxes other than on income	302	581
Professional fees	334	378
Reserve for uncertain tax positions	-	345
Other	1,268	1,230

Total	$16,842	$18,940

Note 5 – Provision for income taxes:

	Six months ended June 30,
	2006	2007
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$3,917	$3,708
Non–U.S. tax rates	(151)	(108)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	1,066	1,094
Canadian tax rate change	(159)	-
State income taxes and other, net	254	233

Total	$4,927	$4,927

Note 6 – Currency forward exchange contracts:

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  Additionally, we periodically use currency forward contracts to manage risk associated with other currency transactions such as intercompany dividends from non-U.S. subsidiaries.  We have not entered into any of these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  At June 30, 2007, we had one contract outstanding to manage exchange rate risk to exchange an aggregate of U.S. $2.1 million for Canadian dollars at an exchange rate of Cdn $1.13 per U.S. dollar.  This contract does not qualify for hedge accounting and matures in July 2007.  The exchange rate was Cdn $1.06 per U.S. dollar at June 30, 2007.

Note 7 – Recent accounting pronouncements:

Uncertain tax positions -   On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 prohibits us from recognizing the benefit of a tax position unless we believe it is more-likely-than-not that our position would prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our current income tax accounting policies comply with this aspect of the new standard.  We are also required to classify any reserves we might have for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  At June 30, 2007 we did not have a material amount accrued for interest and penalties for our uncertain tax positions.

At June 30, 2007 we had approximately $345,000 accrued for uncertain tax positions, which decreased by $301,000 as a result of cash income tax payments we made during the first six months of 2007 following the completion of certain examination procedures.  Of the $646,000 reserve we had recognized at January 1, 2007, $687,000 was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as an increase to our retained earnings in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $305,000 of our remaining reserve for uncertain tax positions at June 30, 2007 would, if recognized, affect our effective income tax rate.  We currently estimate that the unrecognized tax benefits will decrease by approximately $345,000 during the next 12 months due to the expiration of certain tax statutes or the completion of certain examination procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for both Canada and Taiwan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls for the performance marine industry.

We reported operating income of $4.6 million in the second quarter of 2007 compared to $5.8 million in the same period of 2006.  Operating income was $10.0 million for the six-month period ended June 30, 2007 compared to $10.6 million for the comparable period of 2006.  Our operating income decreased in 2007 as compared to the same periods in 2006 as the unfavorable effect of lower sales volume for certain furniture components products resulting from competition from lower priced Asian manufacturers, the effect of lower order rates from many of our customers due to unfavorable economic conditions and the effect of relative changes in foreign currency exchange rates more than offset the favorable effect of a change in product mix and our ongoing focus on reducing costs.  In addition, while we have experienced higher raw material costs, the unfavorable impact on gross margin was mitigated through the implementation of sales price increases across most products that were affected.

Results of Operations

	Three months ended June 30,				Six months ended June 30,
	2006	%	2007	%	2006	%	2007	%
	(Dollars in thousands)
Net sales	$50,143	100.0%	$45,229	100.0%	$97,172	100.0%	$88,780	100.0%
Cost of goods sold	37,794	75.4	33,366	73.8	73,195	75.3	64,796	73.0
Gross margin	12,349	24.6	11,863	26.2	23,977	24.7	23,984	27.0
Operating costs and expenses	6,528	13.0	7,259	16.0	13,361	13.8	13,943	15.7
Operating income	$5,821	11.6%	$4,604	10.2%	$10,616	10.9%	$10,041	11.3%

Net sales.  Net sales decreased $4.9 million, or 9.8%, to $45.2 million in the second quarter of 2007 from $50.1 million in the second quarter of 2006.  Net sales decreased $8.4 million, or 8.6%, to $88.8 million for the first six months of 2007 from $97.2 million in the first six months of 2006.  The decreases were primarily due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin and lower order rates from many of our customers due to unfavorable economic conditions.

Cost of goods sold andgross margin.  Our cost of goods sold as a percentage of sales decreased from 75% in the second quarter of 2006 to 74% in the second quarter of 2007.  Similarly, our cost of goods sold as a percentage of sales decreased from 75% in the first six months of 2006 to 73% in the first six months of 2007.  As a result, our gross margin percentage increased from 25% in the second quarter of 2006 to 26% in the second quarter of 2007, and increased from 25% to 27% in the year-to-date period.  The improvements in our gross margin percentages are primarily due to an improved product mix and full realization in 2007 of certain cost reductions implemented during 2006, offset in part by relative changes in foreign currency exchange rates.  As mentioned above, while we have experienced higher raw material costs, we have mitigated any unfavorable impact to gross margin through the implementation of sales price increases across most products that were affected.

Operating costs and expenses.  As a percentage of net sales, operating costs and expenses increased from 13% for the second quarter of 2006 to 16% for the second quarter of 2007, and increased from 14% in the first six months of 2006 to 16% in the first six months of 2007.  The increase in operating costs and expenses in 2007 is primarily the result of the increase in foreign exchange losses recognized in the second quarter of 2007 of approximately $575,000 over 2006 due to the strengthening of the Canadian dollar in relation to the U.S. dollar.  Excluding foreign currency expense, operating costs and expenses were flat when compared quarter over quarter and year over year.

Operating income.  Operating income decreased $1.2 million, or 21%, to $4.6 million in the second quarter of 2007 from $5.8 million in the second quarter of 2006.  Operating income in the first six months of 2007 decreased $.6 million, or 5%, to $10.0 million compared to $10.6 million for the first six months of 2006.  Operating income decreased in 2007 as compared to the same periods in 2006 as the unfavorable effect of lower sales volume for certain furniture components products resulting from competition from lower priced Asian manufacturers, the effect of lower order rates from many of our customers due to unfavorable economic conditions and the effect of relative changes in foreign currency exchange rates more than offset the favorable effect of a change in product mix and our ongoing focus on reducing costs.  In addition, while we have experienced higher raw material costs, the unfavorable impact on operating income was mitigated through the implementation of sales price increases across most products that were affected.  Although sales declined for the 2007 six-month period compared to the same period in 2006, operating income as a percentage of net sales in 2007 was comparable to 2006 due to a more favorable product mix as well as the favorable impact of a continuous focus on reducing costs across all segments.

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

	Three months ended June 30, 2006 vs. 2007	Six months ended June 30, 2006 vs. 2007
	(In thousands)

Currency impact on net sales	$77	$16

Currency impact on operating income	(652)	(502)

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

Our effective income tax rate for the second quarter and the first six months of 2007 was 46% and 47%, respectively, as compared to our effective income tax rates for the same periods in 2006, of 38% and 44%, respectively.  Our provision for income taxes for the first six months of 2006 includes a $159,000 income tax benefit recorded in the second quarter related to the effect of the reduction in the Canadian federal income tax rate and the elimination of the federal surtax on our previously recorded net deferred income tax liability.  We currently expect our effective income tax rate for the remainder of 2007 will approximate our effective income tax rate for the six months ended June 30, 2007.

Segment Results

The key performance indicator for our segments is the level of their operating income margins.

	Three months ended June 30,		%	Six months ended June 30,		%
	2006	2007	Change	2006	2007	Change
	(Dollars in thousands)

Net sales:
Security Products	$20,448	$20,169	(1%)	$40,866	$39,947	(2%)
Furniture Components	24,285	19,861	(18%)	48,029	39,295	(18%)
Marine Components	5,410	5,199	(4%)	8,277	9,538	15%

Total net sales	$50,143	$45,229	(10%)	$97,172	$88,780	(9%)

Gross margin:
Security Products	$6,058	$6,193	2%	12,181	12,728	4%
Furniture Components	4,661	4,060	(13%)	9,427	8,357	(11%)
Marine Components	1,630	1,610	(1%)	2,369	2,899	22%

Total gross margin	$12,349	$11,863	(4%)	$23,977	$23,984	-

Operating income:
Security Products	$3,724	$3,899	5%	$7,582	$8,010	6%
Furniture Components	2,348	1,680	(28%)	4,542	3,943	(13%)
Marine Components	873	722	(17%)	1,219	1,117	(8%)
Corporate operating expense	(1,124)	(1,697)	51%	(2,727)	(3,029)	11%

Total operating income	$5,821	$4,604	(21%)	$10,616	$10,041	(5%)

Security Products.  Security Products net sales decreased 1% to $20.2 million in the second quarter of 2007 compared to $20.4 million in the same period last year, and decreased 2% to $39.9 million in the first six months of 2007 compared to $40.9 million in the same period in the prior year.  Our gross margin improved from 30% in the second quarter of 2006 to 31% in the same period in 2007, and from 30% for the first six months of 2006 to 32% in the first six months of 2007 due to an improved product mix and a continued focus on controlling costs.  As a result, operating income for the segment increased 5% and 6% in the quarter and six months ended June 30, 2007 compared to the same periods in 2006.

Furniture Components.  Furniture Components net sales declined 18% to $19.9 million in the second quarter of 2007 compared to $24.3 million in the same period last year, and declined 18% to $39.3 million in the first six months of 2007 compared to $48.0 million in the same period in the prior year primarily due to lower sales to the office furniture industry where, for certain products Asian competitors have established selling prices at a level below which we consider would return an minimal margin and the effect of lower order rates from many of our customers due to unfavorable economic conditions.  Operating income decreased from $2.3 million in the second quarter of 2006 to $1.7 million in the second quarter of 2007 and decreased $.6 million, or 13%, for the comparative six month periods due to the unfavorable effect of lower sales volumes and relative changes in currency exchange rates, partially offset by the favorable effect of cost reductions.  Furniture Components gross margin was 19% in the second quarter of 2006 and 20% in the second quarter of 2007. Gross margin improved from 20% in the first six months of 2006 to 21% in the first six months of 2007.  The improvement in gross margin percentage is the result of our focus over the last several years on reducing costs and gaining operational efficiencies and replacing high volume, low margin customers lost to Asian competitors with lower volume, higher margin sales.

Marine Components.  Marine Components net sales decreased $.2 million, or 4%, during the second quarter of 2007 compared to the same period in 2006 due to a general slowdown of demand in the marine industry.  Net sales for the comparative six month period increased $1.3 million, or 15%, due to the impact of a marine component acquisition in April 2006.

Outlook.  Demand is slowing across most product segments as customers react to the condition of the overall economy.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forgo certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Consolidated cash flows.

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first six months of 2007 decreased by $5.9 million as compared to the first six months of 2006 due primarily to:

•	lower operating income of $.6 million,
•	higher cash paid for income taxes in 2007 of $2.0 million,
•	and a $2.9 million increase in 2007 in cash used from relative changes in assets and liabilities.

The higher amount of cash paid for income taxes was primarily the result of a higher amount of dividends we received from our non-U.S. subsidiaries in 2007 which resulted in higher U.S. income tax payments.  The increase in cash used from relative changes in assets and liabilities related principally to higher raw material inventory costs.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days sales outstanding (“DSO”) increased from 41 days at December 31, 2006 to 44 days at June 30, 2007 due to timing of collection on the higher accounts receivable balance at the end of June.  For comparative purposes, our average DSO increased from 40 days at December 31, 2005 to 41 days at June 30, 2006.  Our average number of days in inventory (“DII”) was 57 days at December 31, 2006 and 70 days at June 30, 2007.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at June 30, 2007 combined with lower than expected sales.  For comparative purposes, our average DII decreased from 59 to 57 days at December 31, 2005 and June 30, 2006, respectively, primarily as a result of a lower commodity raw material balance at June 30, 2006 due to the utilization during the period of a higher than normal commodity raw material inventory balance acquired in the latter part of 2005.

Investing activities.  Net cash used in investing activities totaled $13.9 million in the first six months of 2006 compared to $4.1 million used in the first six months of 2007. Net cash used in 2006 includes $9.8 million paid for a marine component products business in April 2006.  For the first six months of 2007, capital expenditures included approximately $4.9 million relating to a facility we are building in northern Illinois where we will consolidate three of our area facilities.

Financing activities.  Net cash used in financing activities totaled $5.4 million and $3.6 million for the six months ended June 30, 2006 and 2007, respectively. In the first six months of 2006, we prepaid certain indebtedness we assumed in a prior acquisition, reducing debt by $1.5 million.  In addition, we paid aggregate quarterly dividends of $3.8 million, or $.25 per share, in each of the first six months of 2006 and 2007.

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

At June 30, 2007, there were no amounts outstanding under our $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.  We do not expect to use any of our cash flow from operating activities generated during 2007 to repay indebtedness.

Firm purchase commitments for capital projects in process at June 30, 2007 approximated $5.0 million.  We expect to spend approximately $3.5 million in the third quarter and $1.0 million in the fourth quarter on our new northern Illinois facility.  We expect to receive $3.5 million in the fourth quarter for the sale of facilities which we expect to vacate during the third quarter.

There have been no material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

Off-balance sheet financing arrangements.  We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Recent accounting pronouncements.  See Note 7 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies. There have been no changes in the first six months of 2007 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report.

Forward-Looking Information

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information.  Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.  Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the our other filings with the Securities and Exchange Commission.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future supply and demand for our products,
•	Changes in costs of raw materials and other operating costs (such as energy costs),
•	General global economic and political conditions,
•	Demand for office furniture,
•	Service industry employment levels,
•	The possibility of labor disruptions,
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	Costs and expenses associated with compliance with certain requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Possible future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Operating interruptions (including, but not limited to labor disputes, leaks, natural disasters, fires, explosions, unscheduled, or unplanned downtime and transportation interruptions); and
•	Government laws and regulations and possible changes therein.

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

ITEM 3.                      QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  There have been no material changes in these market risks since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these risks.

ITEM 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.                           Risk Factors.

There have been no material changes in the second quarter of 2007 with respect to our risk factors presented in Item 1A. in our 2006 Annual Report.

ITEM 4.                           Submission of Matter to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on May 30, 2007.  Paul M. Bass, Jr., David A. Bowers, Norman S. Edelcup, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes “For” their election from at least 99.5% of the approximately 105.2 million votes eligible to be cast at the Annual Meeting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:  August 2, 2007                                                                  By: /s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer
  and Controller