Form 10-Q
period 2007-09-30
COMPX INTERNATIONAL INC
filed 2007-11-02
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on October 24, 2007:
Class A:   5,226,380
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2006	September 30, 2007
		(unaudited)

Current assets:
Cash and cash equivalents	$29,688	$25,158
Accounts receivable, net	19,986	20,366
Receivables from affiliates	259	212
Inventories, net	21,733	26,646
Prepaid expenses and other	1,172	1,630
Deferred income taxes	2,050	2,065
Current portion of note receivable	1,306	1,306

Total current assets	76,194	77,383

Other assets:
Goodwill	40,759	40,720
Other intangible assets	3,174	2,711
Note receivable	1,567	261
Other	644	708

Total other assets	46,144	44,400

Property and equipment:
Land	8,826	8,831
Buildings	35,284	36,777
Equipment	114,207	122,500
Construction in progress	2,559	11,823
	160,876	179,931

Less accumulated depreciation	91,188	105,102

Net property and equipment	69,688	74,829

Total assets	$192,026	$196,612

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	September 30, 2007
		(unaudited)

Current liabilities:
Accounts payable and accrued liabilities	$16,842	$20,586
Income taxes payable to affiliates	136	210
Income taxes	836	29

Total current liabilities	17,814	20,825

Noncurrent liabilities - deferred income taxes	20,522	17,392

Stockholders' equity:
Preferred stock	-	-
Class A common stock	53	52
Class B common stock	100	100
Additional paid-in capital	110,106	109,468
Retained earnings	35,353	38,151
Accumulated other comprehensive income	8,078	10,624

Total stockholders' equity	153,690	158,395

Total liabilities and stockholders' equity	$192,026	$196,612

Commitments and contingencies (Note 1, 6)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(unaudited)

Net sales	$48,812	$46,389	$145,984	$135,169
Cost of goods sold	35,955	35,124	109,150	99,921

Gross margin	12,857	11,265	36,834	35,248

Selling, general and administrative expense	6,673	6,596	19,832	19,833

Other operating income (expense), net	28	(399)	(174)	(1,106)

Operating income	6,212	4,270	16,828	14,309

Other non-operating income, net	268	223	843	778

Income from continuing operations before income taxes	6,480	4,493	17,671	15,087

Provision for income taxes	2,675	1,677	7,603	6,604

Income from continuing operations	3,805	2,816	10,068	8,483

Discontinued operations, net of tax	-	-	(500)	-

Net income	$3,805	$2,816	$9,568	$8,483

Basic and diluted earnings (loss) per common share:
Continuing operations	$.25	$.18	$.66	$.56
Discontinued operations	-	-	(.03)	-

	.25	.18	$.63	$.56

Cash dividends per share	$.125	$.125	$.375	$.375

Shares used in the calculation of basic and diluted earnings (loss) per share	15,260	15,277	15,253	15,281

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2006	2007
	(unaudited)

Cash flows from operating activities:
Net income	$9,568	$8,483
Depreciation and amortization	8,326	8,227
Deferred income taxes	1,574	(3,769)
Other, net	877	353
Change in assets and liabilities (exclusive of acquisition):
Accounts receivable, net	(1,490)	561
Inventories, net	536	(4,390)
Accounts payable and accrued liabilities	748	1,598
Accounts with affiliates	(166)	121
Income taxes	(322)	(1,129)
Other, net	87	(552)

Net cash provided by operating activities	19,738	9,503

Cash flows from investing activities:
Capital expenditures	(9,070)	(9,836)
Acquisitions, net of cash acquired	(9,832)	-
Cash collected on note receivable	1,306	1,306
Proceeds from sale of fixed assets	45	48

Net cash used in investing activities	(17,551)	(8,482)

Cash flows from financing activities:
Principal payments	(1,516)	-
Dividends paid	(5,715)	(5,726)
Common stock reacquired	-	(2,194)
Issuance of common stock and other, net	(1)	1,445

Net cash used in financing activities	(7,232)	(6,475)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(5,045)	(5,454)
Currency translation	225	924
Cash and cash equivalents at beginning of period	30,592	29,688

Cash and cash equivalents at end of period	$25,772	$25,158

Supplemental disclosures – cash paid for:
Interest	$105	$82
Income taxes, net	6,524	11,308

Non-cash investing activities:
Accrual for capital expenditures	$-	$1,195

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2007

(In thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive income-currency	Treasury	Total stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	stock	equity	income
				(unaudited)
Balance at December 31, 2006	$53	$100	$110,106	$35,353	$8,078	$-	$153,690

Net income	-	-	-	8,483	-	-	8,483	$8,483

Other comprehensive income, net	-	-	-	-	2,546	-	2,546	2,546

Change in accounting principle – FIN No. 48	-	-	-	41	-	-	41	-

Issuance of common stock and other, net	-	-	1,555	-	-	-	1,555	-

Treasury stock:
Acquired	-	-	-	-	-	(2,194)	(2,194)	-
Retired	(1)	-	(2,193)	-	-	2,194	-	-

Cash dividends	-	-	-	(5,726)	-	-	(5,726)	-

Balance at September 30, 2007	$52	$100	$109,468	$38,151	$10,624	$-	$158,395

Comprehensive income								$11,029

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

Note 1 -     Organization and basis of presentation:

Organization - We are a leading manufacturer of security products, precision ball bearing slides, ergonomic computer support systems, stainless steel exhaust systems, gauges, and throttle controls.  CompX Group, Inc., owns 83% of our outstanding common stock at September 30, 2007. CompX Group, Inc. is a majority-owned subsidiary of NL Industries, Inc. (NYSE: NL).  NL owns 82% of CompX Group, and Titanium Metals Corporation (NYSE: TIE) (“TIMET”) owns the remaining 18% of CompX Group.  At September 30, 2007, (i) NL and TIMET each own an additional 3% of us directly, (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock and (iii) Contran Corporation holds, directly and through subsidiaries, approximately 93% of Valhi's outstanding common stock and approximately 32% of TIMET’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of our parent companies and us.  See Note 6.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “2006 Annual Report”), except as disclosed in Note 7.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Refer to our 2006 Annual Report for a discussion of commitments and contingencies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries (NYSE: CIX), taken as a whole.

Note 2 -   Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Net sales:
Security Products	$21,247	$20,869	$62,114	$60,816
Furniture Components	23,661	21,725	71,690	61,019
Marine Components	3,904	3,795	12,180	13,334

Total net sales	$48,812	$46,389	$145,984	$135,169

Operating income:
Security Products	$4,021	$3,175	$11,604	$11,184
Furniture Components	3,306	2,296	7,848	6,238
Marine Components	210	73	1,428	1,190
Corporate operating expense	(1,325)	(1,274)	(4,052)	(4,303)

Total operating income	6,212	4,270	16,828	14,309

Other non-operating income, net	268	223	843	778

Income from continuing operations before income taxes	$6,480	$4,493	$17,671	$15,087

Note 3 -   Inventories, net:

	December 31, 2006	September 30, 2007
	(In thousands)

Raw materials	$5,892	$8,048
Work in progress	8,744	10,583
Finished products	7,097	8,015

Total	$21,733	$26,646

Note 4 -     Accounts payable and accrued liabilities:

	December 31, 2006	September 30, 2007
	(In thousands)

Accounts payable	$6,151	$7,478
Accrued liabilities:
Employee benefits	7,549	8,874
Taxes other than on income	302	948
Customer tooling	617	799
Insurance	621	538
Professional fees	334	366
Reserve for uncertain tax positions	-	361
Other	1,268	1,222

Total	$16,842	$20,586

Note 5 - Provision for income taxes:

	Nine months ended September 30,
	2006	2007
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$6,186	$5,280
Non–U.S. tax rates	(265)	(169)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	1,532	1,198
Canadian tax rate change	(159)	-
State income taxes, net	460	517
Other, net	(151)	(222)

Total	$7,603	$6,604

Note 6 – Reacquired common stock:

In August 2007, our board of directors authorized the repurchase of up to 500,000 shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization is in addition to the 467,000 shares of Class A common stock that remained available at the close of business on August 9, 2007 for repurchase under prior authorizations of our board of directors.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.

During the third quarter of 2007, we purchased approximately 114,000 shares of our Class A common stock in market transactions for an aggregate of $2.2 million.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At September 30, 2007 approximately 869,500 shares were available for purchase under these repurchase authorizations.

In October 2007, our board of directors authorized the repurchase or cancellation of 2.7 million shares of our Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group.  We purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a consolidated promissory note.  The price per share was determined based on our open market repurchases of our Class A common stock around the time the repurchase from TIMET was approved.  The consolidated promissory note bears interest at LIBOR plus 1% and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  We may make prepayments on the promissory note at any time, in any amount, without penalty.  The promissory note is subordinated to our U.S. revolving bank credit agreement.  The authorization for the repurchase of these Class A shares from TIMET was in addition to the share repurchase authorizations discussed above.

As a result of the repurchase of our Class A shares from TIMET and the subsequent cancellation of such shares, TIMET no longer has any direct or indirect ownership in us or CompX Group, our outstanding Class A shares were reduced by 2.7 million shares and NL’s ownership interest in us increased to approximately 86%.  As part of the purchase of our shares from TIMET, NL also ceased to have an ownership interest in CompX Group, and NL’s ownership interest in us is now all directly held.

Note 7 – Recent accounting pronouncement:

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not that our position would prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our current income tax accounting policies comply with this aspect of the new standard.  We are also required to classify any reserves we might have for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  At September 30, 2007 we did not have a material amount accrued for interest and penalties for our uncertain tax positions.

At September 30, 2007, we had approximately $361,000 accrued for uncertain tax positions, which decreased by $325,000 as a result of cash income tax payments we made during the first nine months of 2007 following the completion of certain examination procedures.  Of the $661,000 reserve we had recognized at January 1, 2007, $702,000 was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as an increase to our retained earnings in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $322,000 of our remaining reserve for uncertain tax positions at September 30, 2007 would, if recognized, affect our effective income tax rate.  We currently estimate that the unrecognized tax benefits will decrease by approximately $361,000 during the next 12 months due to the expiration of certain tax statutes or the completion of certain examination procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Taiwan and 2003 for Canada.

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

We reported operating income of $4.3 million in the third quarter of 2007 compared to $6.2 million in the same period of 2006.  Operating income was $14.3 million for the nine-month period ended September 30, 2007 compared to $16.8 million for the comparable period of 2006.  Our operating income decreased in 2007 as compared to the same periods in 2006 as the unfavorable effect of lower sales volume for certain furniture components products resulting from competition from lower priced Asian manufacturers, the effects of lower order rates from many of our customers due to unfavorable economic conditions and the effect of relative changes in foreign currency exchange rates more than offset the favorable effects of a change in product mix and our ongoing focus on reducing costs.  In addition, while we have experienced higher raw material costs, the unfavorable impact on gross margin was partially mitigated through the implementation of sales price increases across most products that were affected.

Results of Operations

	Three months ended September 30,
	2006	%	2007	%
	(Dollars in thousands)
Net sales	$48,812	100.0%	$46,389	100.0%
Cost of goods sold	35,955	73.7	35,124	75.7

Gross margin	12,857	26.3	11,265	24.3

Operating costs and expenses	6,645	13.6	6,995	15.1

Operating income	$6,212	12.7%	$4,270	9.2%

	Nine months ended September 30,
	2006	%	2007	%
	(Dollars in thousands)
Net sales	$145,984	100.0%	$135,169	100.0%
Cost of goods sold	109,150	74.8	99,921	73.9

Gross margin	36,834	25.2	35,248	26.1

Operating costs and expenses	20,006	13.7	20,939	15.5

Operating income	$16,828	11.5%	$14,309	10.6%

Net sales.  Net sales decreased $2.4 million, or 5%, to $46.4 million in the third quarter of 2007 from $48.8 million in the third quarter of 2006.  Net sales decreased $10.8 million, or 7%, to $135.2 million for the first nine months of 2007 from $146.0 million in the first nine months of 2006.  The decreases were primarily due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin as well as lower order rates from many of our customers due to unfavorable economic conditions, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of goods sold and gross margin.  Our cost of goods sold as a percentage of sales increased from 74% in the third quarter of 2006 to 76% in the third quarter of 2007.  Our cost of goods sold as a percentage of sales decreased from 75% in the first nine months of 2006 to 74% in the first nine months of 2007.  As a result, our gross margin percentage decreased from 26% in the third quarter of 2006 to 24% in the third quarter of 2007, and increased from 25% to 26% in the year-to-date period. The decrease in the gross margin percentage quarter-over-quarter is the result of the effect of relative changes in foreign currency exchange rates and lower sales volumes.  Our gross margin percentage improved in the year-to-date period as the favorable effect of an improved product mix and the full realization in 2007 of certain cost reductions implemented during 2006 more than offset the negative effect of relative changes in foreign currency exchange rates and lower sales volumes.  As mentioned above, while we have experienced higher raw material costs, we have partially mitigated any unfavorable impact to gross margin through the implementation of sales price increases across most products that were affected.

Operating costs and expenses.  As a percentage of net sales, operating costs and expenses increased from 14% for the third quarter of 2006 to 15% for the third quarter of 2007, and increased from 14% in the first nine months of 2006 to 16% in the first nine months of 2007.  The increase in operating costs and expenses in 2007 as a percentage of net sales is primarily the result of lower sales volumes, the increase in foreign exchange losses recognized in 2007 of approximately $950,000 over 2006 due to the strengthening of the Canadian dollar in relation to the U.S. dollar as well as costs incurred relating to the move of two of our northern Illinois Security Products facilities into a new facility shared with a Marine Components operation.

Operating income.  Operating income decreased $1.9 million, or 31%, to $4.3 million in the third quarter of 2007 from $6.2 million in the third quarter of 2006.  Operating income in the first nine months of 2007 decreased $2.5 million, or 15%, to $14.3 million compared to $16.8 million for the first nine months of 2006.  Operating income decreased in 2007 as compared to the same periods in 2006 as the unfavorable effect of lower sales volume for certain furniture components products resulting from competition from lower priced Asian manufacturers, the effect of lower order rates from many of our customers due to unfavorable economic conditions and the effect of relative changes in foreign currency exchange rates more than offset the favorable effects of a more favorable product mix and our ongoing focus on reducing costs.  In addition, while we have experienced higher raw material costs, the unfavorable impact on operating income was partially mitigated through the implementation of sales price increases across most products that were affected.  Although sales declined for the 2007 nine-month period compared to the same period in 2006, operating income as a percentage of net sales in 2007 declined at a lower rate compared to the net sales decline due to a more favorable product mix as well as the favorable impact of our continuous focus on reducing costs across all segments.

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

	Increase (decrease)
	Three months ended September 30, 2006 vs. 2007	Nine months ended September 30, 2006 vs. 2007
	(In thousands)

Impact on net sales	$291	$307

Impact on operating income	(729)	(1,231)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

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

Our effective income tax rate for the third quarter and the first nine months of 2007 was 37% and 44%, respectively, as compared to our effective income tax rates for the same periods in 2006, of 41% and 43%, respectively.  Our provision for income taxes for the first nine months of 2006 includes a $159,000 income tax benefit recorded in the third quarter related to the effect of the reduction in the Canadian federal income tax rate and the elimination of the federal surtax on our previously recorded net deferred income tax liability.  We currently expect our effective income tax rate for the remainder of 2007 will approximate our effective income tax rate for the nine months ended September 30, 2007.

Segment Results

The key performance indicator for our segments is the level of their operating income margins.

	Three months ended September 30,			Nine months ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(Dollars in thousands)

Net sales:
Security Products	$21,247	$20,869	(2%)	$62,114	$60,816	(2%)
Furniture Components	23,661	21,725	(8%)	71,690	61,019	(15%)
Marine Components	3,904	3,795	(3%)	12,180	13,334	9%

Total net sales	$48,812	$46,389	(5%)	$145,984	$135,169	(7%)

Gross margin:
Security Products	$6,399	$5,750	(10%)	$18,581	$18,477	(1%)
Furniture Components	5,553	4,565	(18%)	14,979	12,921	(14%)
Marine Components	905	950	5%	3,274	3,850	18%

Total gross margin	$12,857	$11,265	(12%)	$36,834	$35,248	(4%)

Operating income:
Security Products	$4,021	$3,175	(21%)	$11,604	$11,184	(4%)
Furniture Components	3,306	2,296	(31%)	7,848	6,238	(21%)
Marine Components	210	73	(65%)	1,428	1,190	(17%)
Corporate operating expense	(1,325)	(1,274)	(4%)	(4,052)	(4,303)	6%

Total operating income	$6,212	$4,270	(31%)	$16,828	$14,309	(15%)

Security Products.  Security Products net sales decreased 2% to $20.9 million in the third quarter of 2007 compared to $21.2 million in the same period last year, and decreased 2% to $60.8 million in the first nine months of 2007 compared to $62.1 million in the same period in the prior year.  Our gross margin decreased from 30% in the third quarter of 2006 to 28% in the same period in 2007, and was 30% for each of the comparative nine month periods.  Operating income for the segment decreased 21% and 4% in the quarter and nine months ended September 30, 2007 compared to the same periods in 2006.  The decrease in operating income in 2007 compared to the same periods in 2006 was primarily due to lower sales volumes resulting from lower order rates from many of our customers due to unfavorable economic conditions and costs incurred relating to the move of two of our northern Illinois Security Products facilities into a new facility shared with a Marine Components operation.  Move costs for the third quarter of 2007 were approximately $600,000 and we expect to incur similar costs to complete the move in the fourth quarter.

Furniture Components.  Furniture Components net sales declined 8% to $21.7 million in the third quarter of 2007 compared to $23.7 million in the same period last year, and declined 15% to $61.0 million in the first nine months of 2007 compared to $71.7 million in the same period in the prior year primarily due to lower sales to the office furniture industry where, for certain products Asian competitors have established selling prices at a level below which we consider would return a minimal margin and the effect of lower order rates from many of our customers due to unfavorable economic conditions. Furniture Components gross margin was 23% in the third quarter of 2006 and 21% in the third quarter of 2007. Gross margin was 21% for each of the comparative nine month periods.  Operating income decreased $1.0 million, or 31%, from $3.3 million in the third quarter of 2006 to $2.3 million in the third quarter of 2007 and decreased $1.6 million, or 21%, for the comparative nine month periods due to the unfavorable effect of lower sales volumes and relative changes in currency exchange rates, partially offset by the favorable effects of cost reductions.

Marine Components.  Marine Components net sales decreased $.1 million, or 3% during the third quarter of 2007 compared to the same period in 2006 due to a general slowdown of demand in the marine industry.  Net sales for the comparative nine month period increased $1.2 million, or 9%, due to the impact of a marine component acquisition in April 2006.

Outlook.  Demand is slowing across most product segments as customers react to the condition of the overall economy which we currently expect to result in lower sales and operating income for the year as compared to 2006.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forego certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Consolidated cash flows.

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in our operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first nine months of 2007 decreased by $10.2 million as compared to the first nine months of 2006 due primarily to:
•	lower operating income of $2.5 million,
•	higher cash paid for income taxes in 2007 of $4.8 million, and
•	a $3.2 million increase in 2007 in cash used from relative changes in assets and liabilities.

The higher amount of cash paid for income taxes was primarily the result of a higher amount of dividends we received from our non-U.S. subsidiaries in 2007 which resulted in higher U.S. income tax payments.  The increase in cash used from relative changes in assets and liabilities related principally to higher raw material inventory costs and the need to carry higher inventory balances to maintain service levels during the consolidation of three northern Illinois facilities into one.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days sales outstanding (“DSO”) decreased from 41 days at December 31, 2006 to 40 days at September 30, 2007 due to timing of collections on the higher accounts receivable balance at the end of September.  For comparative purposes, our average DSO increased from 40 days at December 31, 2005 to 43 days at September 30, 2006.  Our average number of days in inventory (“DII”) was 57 days at December 31, 2006 and 69 days at September 30, 2007.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at September 30, 2007 combined with lower than expected sales and the need to carry higher inventory balances to maintain service levels during the consolidation of three northern Illinois facilities into one.  For comparative purposes, our average DII increased from 59 to 60 days at December 31, 2005 and September 30, 2006, respectively, primarily due to the higher cost of commodity raw materials at September 30, 2006.

Investing activities.  Net cash used in investing activities totaled $17.6 million in the first nine months of 2006 compared to $8.5 million used in the first nine months of 2007. Net cash used in 2006 includes $9.8 million paid for a marine component products business in April 2006.

Financing activities.  Net cash used in financing activities totaled $7.2 million and $6.5 million for the nine months ended September 30, 2006 and 2007, respectively. In the first nine months of 2006, we prepaid certain indebtedness we assumed in a prior acquisition, reducing debt by $1.5 million.  In the first nine months of 2007, we purchased approximately 114,000 shares of our Class A common stock for an aggregate $2.2 million. In addition, we paid aggregate quarterly dividends of $5.7 million, or $.38 per share, in each of the first nine months of 2006 and 2007.

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

At September 30, 2007, there were no amounts outstanding under our $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.

In October 2007, we repurchased 2.7 million shares of our Class A common stock from TIMET. We purchased these shares for aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  We expect interest expense to increase in the fourth quarter of 2007 due to the promissory note.  See Note 6 to our Condensed Consolidated Financial Statements.

Firm purchase commitments for capital projects in process at September 30, 2007 approximated $2.5 million.  We expect to spend approximately $1.3 million in the fourth quarter to complete our new northern Illinois facility.

Contractual obligations.  With the exception of the promissory note discussed above that we issued in October 2007, there have been no material changes in our contractual obligations since we filed our 2006 Annual Report.  The following table summarizes (i) the amounts shown as our contractual commitments, as reflected in our 2006 Annual Report, (ii) the effect on such contractual commitments due to the promissory note and (iii) such contractual commitments, as adjusted.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	There- after
	(In thousands)

As reflected in the 2006 Annual Report	$21,318	$21,202	$114	$2	$-

Promissory note issued in October 2007	52,580	-	2,500	2,000	48,080

As adjusted	$73,898	$21,202	$2,614	$2,002	$48,080

Off-balance sheet financing arrangements.  We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Commitments and contingencies.  In August of 2007, our board of directors authorized the repurchase of up to 500,000 shares of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization is in addition to the 467,000 shares of Class A common stock that remained available for repurchase under a prior authorization of CompX’s board of directors.  At September 30, 2007 approximately 869,500 shares were available for purchase under these repurchase authorizations.  See Note 6.

Recent accounting pronouncement.    See Note 7 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies. There have been no changes in the first nine months of 2007 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report.

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

ITEM 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of September 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.            OTHER INFORMATION

ITEM 1A.         Risk Factors.

There have been no material changes in the third quarter of 2007 with respect to our risk factors presented in Item 1A. in our 2006 Annual Report.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

           In August 2007, our board of directors authorized the repurchase of up to 500,000 shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  This authorization to repurchase these 500,000 shares is in addition to the 467,000 shares of Class A common stock available for repurchase under prior authorizations of our board of directors.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  See Note 6 to the Condensed Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during August and September of 2007 (there were no purchases during July of 2007).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

August 1, 2007 to August 31,2007	78,900	$19.07	78,900	904,600

September 1, 2007 to September 30, 2007	35,100	$19.65	35,100	869,500

	114,000		114,000

ITEM 6.            Exhibits.

Item No.                Exhibit Index

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:  November 1, 2007                                                                  By: /s/ Darryl R. Halbert
         Darryl R. Halbert
         Vice President, Chief Financial Officer and Controller