Form 10-K
period 2007-12-31
COMPX INTERNATIONAL INC
filed 2008-02-26
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2007

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the 1.8 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $32.5 million.

As of February 25 2008, 2,435,160 shares of Class A common stock were outstanding.

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

At December 31, 2007, (i) NL Industries, Inc. (NYSE: NL) owned 86% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock; and (iii) a subsidiary of Contran Corporation holds approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each company and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Our telephone number is (972) 448-1400.  We maintain a website at www.compx.com.

Unless otherwise indicated, references in this report to “we”, “us”, or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking in nature about our future, and are not statements of historical fact. Such statements are found in this report, including, but not limited to, statements found in Item 1 – "Business," Item 1A – “Risk Factors,” Item 3 - "Legal Proceedings," Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk." These statements are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should,"  "could,"  "anticipates," "expects" or comparable terminology or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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

Industry Overview

We manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, appliances, banking equipment, vending equipment and computers and related equipment.  Approximately 32% of our total sales are to the office furniture manufacturing industry, which decreased from 36% in 2006 and 43% in 2005.  The decrease in the percentage of sales to the office furniture industry is partially the result of our strategy to diversify our sales in order to strengthen our customer base.  We believe that our emphasis on new product development and sales of our products to additional markets has resulted in our potential for higher rates of earnings growth and diversification of risk.  See also Item 6 – "Selected Financial Data" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Segments

We currently have three operating business segments – Security Products, Furniture Components, and Marine Components.  For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

Manufacturing, Operations, and Products

Security Products.  Our Security Products segment, with a manufacturing facility in South Carolina and a facility in Illinois shared with Marine Components, manufactures locking mechanisms and other security products for sale to the postal, transportation, office furniture, banking, vending, and other industries.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  Our security products are used in a variety of applications including ignition systems, mailboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security. These products include:

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

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to individual manufacturer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers which is offered through a North American distribution network with our STOCK LOCKS distribution program to lock distributors and for smaller original equipment manufacturers (“OEMs”).

Furniture Components.  Our Furniture Components segment, with manufacturing facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, appliances and other applications.  These products include:

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

•	CPU storage devices which minimize adverse effects of dust and moisture; and
•	complementary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

Marine Components.  Our Marine Components segment, with a manufacturing facility in Wisconsin and a facility in Illinois shared with Security Products, manufactures and distributes marine instruments, hardware and accessories for performance boats.  Our specialty marine component products are high performance components designed to operate within precise tolerances in the highly corrosive marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers, other exhaust components and billet accessories; and
•	high performance gauges and related components such as GPS speedometers, throttles, controls, tachometers and panels.

Our business segments operated six manufacturing facilities at December 31, 2007 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.  For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	zinc (used in the Security Products segment for the manufacture of locking mechanisms);
•	coiled steel (used in the Furniture Components segment for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the Marine Components segment for the manufacture of exhaust headers and pipes and other components; and
•	plastic resins (used primarily in the Furniture Components segment for injection molded plastics in the manufacturer of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins can be affected by raw material cost pressures.  Steel and zinc prices are cyclical, reflecting overall economic trends and specific developments in consuming industries and are currently at historically high levels.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 15 years at December 31, 2007.  Our major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	National Cabinet Lock®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	STOCK LOCKS®	The #1 Choice in
Components Limited®	KeSet®	Performance Boating®
	TuBar®	Mega Rim™
	ACE II®	Race Rim™
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

In 2007, our ten largest customers accounted for approximately 31% of our total sales; however, no one customer accounted for sales of 10% or more in 2007.  Of the 31%, 13% was related to Security Products and 18% was related to Furniture Components.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

Competition

The markets in which we participate are highly competitive.  We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer.

Our Marine Components segment competes with small domestic manufacturers and is minimally affected by foreign competitors.  Our Security Products and Furniture Components segments compete against a number of domestic and foreign manufacturers.  Suppliers, particularly Asian based furniture component suppliers, have put intense price pressure on our products.  In some cases, we have lost sales to these lower cost manufacturers.  We have responded by

•	shifting the manufacture of some products to our lower cost facilities,
•	working to reduce costs and gain operational efficiencies through workforce reductions and lean process improvements in all of our facilities, and
•	by working with our customers to be their value-added supplier of choice by offering customer support services which Asian based suppliers are generally unable to provide.

International Operations

We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2007 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event.  We cannot predict, however, whether events of this type in the future could have a material effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2007, we employed the following number of people:

United States	636
Canada(1)	259
Taiwan	134
Total	1,029

(1) Approximately 75% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2009 which provides for annual wage increases from 1% to 2.5% over the term of the contract.  We believe our labor relations are good at all of our facilities.

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

Many of the markets in which we operate are mature and highly competitive resulting in pricing pressure and the need to continuously reduce costs.

Many of the markets we serve are highly competitive, with a number of competitors offering similar products.  We focus our efforts on the middle and high-end segment of the market where we feel that we can compete due to the importance of product design, quality and durability to the customer.  However, our ability to effectively compete is impacted by a number of factors.  The occurrence of any of these factors could result in reduced earnings or operating losses.

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially those sourced from Asia.
•	Competitors' financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	Our ability to sustain a cost structure that enables us to be cost-competitive.
•	Our ability to adjust costs relative to our pricing.
•	Customers may no longer value our product design, quality or durability over lower cost.

Sales for certain precision slides and ergonomic products are concentrated in the office furniture industry, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of our products to the office furniture manufacturing industry accounted for approximately 32%, 36% and 43% for 2007, 2006 and 2005, respectively.  The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not materially and adversely affect our business.

Our failure to enter into new markets with our current businesses would result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results.

In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identifying new customers and developing new applications for those products in markets outside of the office furniture industry, such as home appliances and tool boxes.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets.  We may not be successful in developing new customers or applications for our products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of new products as well as innovative features for current products is critical to sustaining and growing our sales.

Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success.  The introduction of new products and features requires the coordination of the design, manufacturing and marketing of the new products with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control.  While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, there can be no assurance that any new products we introduce will achieve the same degree of success that we have achieved with our existing products.  Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As we attempt to introduce new products in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Recent and future acquisitions could subject us to a number of operational risks.

A key component of our strategy is to grow and diversify our business through acquisitions.  Our ability to successfully execute this component of our strategy entails a number of risks, including:
•	the identification of suitable growth opportunities;
•	an inaccurate assessment of acquired liabilities that were undisclosed or not properly disclosed;
•	the entry into markets in which we may have limited or no experience;
•	the diversion of management’s attention from our core businesses;
•	the potential loss of key employees or customers of the acquired businesses;
•	difficulties in realizing projected efficiencies, synergies and cost savings; and
•	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Higher costs of our raw materials may decrease our liquidity.

Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand.  Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems.  Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems.  Zinc is a principal raw material used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increased selling prices for our products.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal executive offices are located in approximately 1,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas  75240.  The following table sets forth the location, size, business operating segment and general product types produced for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)	Products Produced

Owned Facilities:

Waterloo(1)	FC	Kitchener, Ontario	276,0000	Slides/ergonomic products

Durislide(1)	FC	Byron Center, MI	143,0000	Slides

National (1)	SP	Mauldin, SC	198,0000	Security products

Dynaslide(2)	FC	Taipei, Taiwan	45,5000	Slides

Custom(2)	MC	Neenah, WI	95,0000	Specialty marine products

Grayslake(1)	SP/MC	Grayslake, IL	120,0000	Security products/specialty marine products

Leased Facilities:

Dynaslide	FC	Taipei, Taiwan	36,0000	Slides

Dynaslide	FC	Taipei, Taiwan	22,0000	Slides

Distribution Center	SP/FC/MC	Rancho Cucamonga, CA	12,0000	Product distribution

FC – Furniture Components business segment
SP – Security Products business segment
MC – Marine Components business segment
(1) ISO-9001 registered facilities
(2) ISO-9002 registered facilities

We believe all of our facilities are well maintained and satisfactory for their intended purposes.  During 2007, we built a larger facility at the site of our Marine Components subsidiary, Livorsi Marine, in Grayslake, Illinois.  We moved two of our Security Products operations to the new facility during the third and fourth quarters of 2007.  One of the vacated properties was sold in 2006 and the other is currently held for sale.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends. Our Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX).  As of February 25, 2008, there were approximately 18 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 25, 2008, the closing price per share of our Class A common stock according to Bloomberg was $10.08.

	High	Low	Dividends paid

Year ended December 31, 2006

First Quarter	$18.36	$14.62	$.125
Second Quarter	17.90	15.25	.125
Third Quarter	17.66	15.44	.125
Fourth Quarter	20.50	14.89	.125

Year ended December 31, 2007

First Quarter	$20.44	$15.19	$.125
Second Quarter	20.37	16.00	.125
Third Quarter	20.87	14.23	.125
Fourth Quarter	20.13	12.05	.125

January 1, 2008 through February 25, 2008	$14.14	$8.94	-

We paid regular quarterly dividends of $.125 per share during 2006 and 2007.  In February of 2008, our board of directors declared a first quarter 2008 dividend of $.125 per share, to be paid on March 21, 2008 to CompX shareholders of record as of March 11, 2008.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.    The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.  In this regard, our revolving bank credit facility places certain restrictions on the payment of dividends. We are limited to (i) a $.125 per share quarterly dividend, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of net income since September 30, 2005 over the term of the credit facility.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2002 through December 31, 2007.  The peer group index is comprised of The Eastern Company and Leggett & Platt Inc.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2002 and reinvestment of dividends.

	December 31,
	2002	2003	2004	2005	2006	2007
CompX International Inc.	$100	$78	$203	$203	$263	$196
Russell 2000 Index	100	147	174	182	216	212
Peer Group	100	99	133	111	119	91

Equity compensation plan information.  We have an equity compensation plan, which was approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our Class A common stock and stock awards.  As of December 31, 2007, there were 349,000 options outstanding to purchase shares of our common stock, and approximately 673,000 shares of our Class A common stock were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 8 to the Consolidated Financial Statements.

Treasury Stock Purchases. In August 2007, our board of directors authorized the repurchase of up to 500,000 shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization was in addition to the 467,000 shares of Class A common stock that remained available at the close of business on August 9, 2007 for repurchase under prior authorizations of our board of directors.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  See Note 8 to the Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during the fourth quarter of 2007 (there were no purchases during December 2007).  All of these purchases were made under the repurchase program in open market transactions, except for the net 2.7 million shares we repurchased and/or cancelled in a related party transaction as discussed in Note 12 to the Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

October 1, 2007 to October 31, 2007	2,715,520	$19.50	19,100	850,400

November 1, 2007 to November 30, 2007	46,000	$16.14	46,000	804,400

	2,761,520		65,100

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our operations are comprised of a 52 or 53-week fiscal year.  2004 was a 53-week year, all other years shown are 52-week years.

	Years ended December 31,
	2003	2004	2005	2006	2007
	($ in millions, except per share data)
Statements of Operations Data:

Net sales	$174.0	$182.6	$186.3	$190.1	$177.7

Gross Margin	$31.1	$39.8	$43.8	$46.5	$45.2

Operating income	$8.8	$15.4	$19.1	$20.3	$15.6

Provision for income taxes	$3.4	$7.8	$18.6	$9.7	$6.9

Income from continuing operations	$5.8	$9.5	$0.9	$11.7	$9.0
Discontinued operations	(4.5)	(12.5)	(0.5)	-	-

Net income (loss)	$1.3	$(3.0)	$0.4	$11.7	$9.0

Diluted Earnings Per Share Data:

Income (loss) from:
Continuing operations	$.38	$.63	$.06	$.76	$.61
Discontinued operations	(.30)	(.83)	(.03)	-	-

	$.08	$(.20)	$.03	$.76	$.61

Cash dividends	$.125	$.125	$.50	$.50	$.50
Weighted average common shares Outstanding	15.1	15.2	15.2	15.3	14.8

Balance Sheet Data (at year end):

Cash and other current assets	$80.2	$78.3	$80.8	$76.2	$68.2
Total assets	210.7	186.3	188.6	192.0	187.7
Current liabilities	24.5	26.0	20.3	17.8	18.9
Long-term debt and note payable to affiliate, including current maturities	26.0	0.1	1.6	-	50.0
Stockholders' equity	154.4	155.3	150.1	153.7	104.1

Statements of Cash Flow Data:

Cash provided by (used in):
Operating activities	$24.4	$30.2	$20.0	$27.4	$11.9
Investing activities	(8.2)	(3.2)	(3.7)	(19.3)	(12.4)
Financing activities	(7.3)	(27.1)	(7.2)	(8.8)	(11.7)

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, home appliance and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance boat industry.

Operating Income Overview

We reported operating income of $15.6 million in 2007 compared to operating income of $20.3 million in 2006 and $19.1 million in 2005.  We improved our product mix in 2007 as compared to 2006 through our emphasis on selling higher margin products and improving our operating efficiency through our continued focus on reducing costs.  However, these improvements were more than offset by the unfavorable effects of costs related to the consolidation of three of our northern Illinois facilities into one newly completed facility, the unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions, all of which  resulted in a net decrease in operating income from 2006 to 2007.  We also experienced higher raw material costs in 2006 and 2007, although the unfavorable impact on gross margin was largely mitigated through the implementation of sales price increases on most products that were affected.  Our operating income increased from 2005 to 2006 primarily due to a more favorable product mix, the impact of two marine acquisitions, and our on-going focus on reducing costs partially offset by the negative impact of changes in currency exchange rates.

Fluctuations in foreign currency exchange rates positively impacted sales in 2007 as compared to 2006 by $900,000, and negatively impacted operating income by $2.4 million.  Fluctuations in foreign currency exchange rates positively impacted sales in 2006 as compared to 2005 by $1.1 million, and negatively impacted operating income by $1.1 million.  The impact on net sales is primarily due to the strengthening Canadian dollar in relation to the U.S. dollar.  The net impact on operating income primarily results from our Canadian operations, due to the relative increase in costs as a result of the stronger Canadian dollar.

Critical Accounting Policies and Estimates

We have based the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" upon our Consolidated Financial Statements. We prepared our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In preparing our Consolidated Financial Statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to inventory reserves, the recoverability of long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Our actual future results might differ from previously-estimated amounts under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•
Inventory reserves - We provide reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for our products and market conditions. We also consider the age and the quantity of inventory on hand in estimating the reserve.  If actual market conditions are less favorable than those we projected, we may be required to recognize additional inventory reserves.

•
Long-lived assets - We account for our long-lived assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess property, equipment and capitalized permit costs for impairment only when circumstances indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset and our estimates of the current fair value of the asset.  During 2007, we consolidated certain of our operations and no longer utilized one of our owned manufacturing facilities.  In November of 2007, this facility and related assets met the criteria for “assets held for sale” and we concluded that the carrying amount of the assets exceeded estimated fair value less costs to sell such assets, which resulted in a loss of $600,000 during the fourth quarter of 2007.  See Note 9 to the Consolidated Financial Statements.

In accordance with SFAS No. 142, Goodwill and other Intangible Assets, we review goodwill for impairment at least annually.  We are also required to review goodwill for impairment at other times during each year when impairment indicators, as defined, are present. No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2007, as the estimated fair value of each reporting unit exceeded the net carrying value of the respective reporting unit. See Notes 1 and 4 to the Consolidated Financial Statements.  The estimated fair values of these three reporting units are determined based on discounted cash flow projections.

Significant judgment is required in estimating cash flows.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

•
Income taxes – Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes. We record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of the undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of the previously-considered permanently reinvested undistributed earnings were distributed to us in the U.S.  In this regard, during 2005 we determined that certain of the undistributed earnings of our non-U.S. operations could no longer be considered permanently reinvested, and in accordance with GAAP we recognized an aggregate $9.0 million provision for deferred income taxes on the undistributed earnings of our foreign subsidiaries.  See Note 8 to the Consolidated Financial Statements.

•
Accruals - We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with the contingencies become probable, and we can reasonably estimate the amounts of the future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and, therefore, a corresponding decrease or increase of our reported net income in the period of such change.)

Results of Operations - 2006 Compared to 2007 and 2005 Compared to 2006

	Years ended December 31,			% Change
	2005	2006	2007	2005-06	2006-07
	(Dollars in millions)

Net sales	$186.3	$190.1	$177.7	2%	(7%)
Cost of good sold	142.6	143.6	132.5	1%	(8%)

Gross margin	43.7	46.5	45.2	6%	(3%)

Operating costs and expenses	24.6	26.2	29.6	7%	13%

Operating income	$19.1	$20.3	$15.6	6%	(23%)

Percent of net sales:
Cost of goods sold	77%	76%	75%
Gross margin	23%	24%	25%
Operating costs and expenses	13%	14%	17%
Operating income	10%	11%	9%

Net Sales.  Net sales decreased in 2007 as compared to 2006 principally due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin as well as lower order rates from many of our customers due to unfavorable economic conditions, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Net sales increased in 2006 as compared to 2005 principally due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two Marine Components businesses, which increased sales by $11.3 million in 2006.  Other factors contributing to the increase in sales include sales volume increases in Security Products resulting from improved demand and the favorable effects of currency exchange rates on Furniture Components sales; offset in part by sales volume decreases for certain Furniture Components products due to competition from lower priced Asian manufacturers.

Costs of Goods Sold and Gross Margin.  Cost of goods sold as a percentage of net sales decreased from 2006 to 2007, and gross margin percentage increased from the prior year.  During 2007, we experienced the favorable effects of an improved product mix and improvements in our operating efficiency through cost reductions partially offset by the unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions.

Cost of goods sold decreased as a percentage of net sales in 2006 compared to 2005, and as a result gross margin increased over the same period.  The resulting improvement in gross margin was primarily due to an improved product mix, with a decline in lower-margin Furniture Components sales and an increase in sales of higher margin Security and Marine Components products, as well as a continued focus on reducing costs, offset in part by higher raw material costs and the unfavorable effect of changes in currency exchange rates.

Operating Costs and Expenses. Operating costs and expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency gains and losses.  As a percentage of net sales, operating costs and expenses increased from 2006 to 2007 primarily as a result of lower sales volumes, the increase in foreign exchange transaction losses due to the strengthening of the Canadian dollar in relation to the U.S. dollar (a loss increase over 2006 of $1.2 million) as well as costs related to the consolidation of three of our northern Illinois facilities into one newly completed facility of approximately $2.7 million. These costs include abnormal manufacturing costs such as physical move costs, equipment installation, redundant labor and recruiting fees, and an impairment charge of $765,000 for fixed assets no longer in use.  Approximately $600,000 of the impairment charge relates to the write-down of our vacated River Grove facility to its estimated net realizable value.  See Note 9 to the Consolidated Financial Statements.

Operating costs and expenses as a percentage of net sales were comparable from 2005 to 2006.

Operating Income.  Operating income for 2007 decreased $4.7 million, or 23% compared to 2006 and operating margins decreased to 9% in 2007 compared to 11% for 2006.  As compared to 2006, in 2007 we improved our product mix through our emphasis on selling higher margin products and continued our focus on improving our operating efficiency by reducing costs.  However, these improvements were more than offset by the unfavorable effects of the $2.7 million in costs noted above related to the consolidation of three of our northern Illinois facilities into one newly completed facility, a $2.4 million unfavorable effect of relative changes in foreign currency exchange rates (including the $1.2 million related to foreign exchange transaction losses noted above), lower sales to the office furniture industry due to competition from lower priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions resulting in a net decrease in operating income from 2006 to 2007.

Operating income for 2006 increased $1.2 million, or 6% compared to 2005 and operating margins increased to 11% in 2006 compared to 10% for 2005.  Our operating income increased from 2005 to 2006 primarily due to a more favorable product mix, the impact of two marine acquisitions, and our on-going focus on reducing costs partially offset by the negative impact of changes in currency exchange rates and higher raw material costs.

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

Our Furniture Components segment’s net sales were positively impacted while their operating income was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the prior year.

	Increase (decrease) – Year ended December 31,
	2005 vs 2006		2006 vs 2007
Impact on:	(In thousands)
Net sales	$1,138	$	$886
Operating income	(1,132)		(2,384)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translating into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacts margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in the local currency.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel, stainless steel and plastic resins. Raw material costs represent approximately 49% of our total cost of sales.  During 2005, 2006 and 2007, worldwide raw material costs increased significantly.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc, coiled steel and plastic resins.  We anticipate further significant changes in the cost of these materials, from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  Due to the competitive nature of the markets served by our products, it is often difficult to recover increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins may be affected by raw material cost pressures.

Other non-operating income (expense), net

As summarized in Note 11 to the Consolidated Financial Statements, “other non-operating income (expense), net” primarily includes interest income and was comparable from 2007 to 2006.  Other non-operating income increased in 2006 compared to 2005 primarily due to higher interest rates on invested cash balances resulting in increased interest income.

Interest expense

Interest expense increased approximately $550,000 in 2007 compared to 2006 as a result of financing the October 2007 repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock from an affiliate with a promissory note. We expect interest expense will be higher in 2008 as compared to 2007 due to the issuance of the promissory note. See Notes 9 and 13 to the Consolidated Financial Statements.  Interest expense was comparable from 2006 to 2005.

Provision for income taxes

As a member of the Contran Tax Group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.  One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, in 2005, 2006 and 2007 we did not claim a credit with respect to foreign income taxes paid but instead we claimed a tax deduction.  This resulted in an increase in our effective income tax rate.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. income taxes (federal and state) and foreign withholding taxes that we would incur when the undistributed earnings of our non-U.S. subsidiaries are subsequently repatriated, unless we determine that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, we had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of our non-U.S. operations, as those earnings were deemed to be permanently reinvested. GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  As of September 30, 2005, and based primarily upon changes in our strategic plans for certain of our non-U.S. operations, we determined that the undistributed earnings of those subsidiaries could no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan.  Accordingly, and in accordance with GAAP, in 2005 we recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these non-U.S. subsidiaries.

Our effective income tax rate in 2005, excluding the $9.0 million provision discussed above, decreased from 49% to 45% in 2006 primarily due to the geographic mix of our pre-tax earnings and a $142,000 income tax benefit recorded in 2006 related to the effect of the reduction in the Canadian federal income tax rate and the elimination of the federal surtax on our previously recorded net deferred income tax liability.  Our effective income tax rate was comparable at 45% and 44% in 2006 and 2007, respectively.  We currently expect our effective income tax rate for 2008 will approximate our effective income tax rate for 2007.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

Net sales and operating income

	Years ended December 31,			% Change
	2005	2006	2007	2005 – 2006	2006 – 2007
	(In millions)

Net sales:
Security Products	$76.7	$81.7	$80.1	7%	(2%)
Furniture Components	105.5	93.0	81.3	(12%)	(13%)
Marine Components	4.1	15.4	16.3	276%	6%

Total net sales	$186.3	$190.1	$177.7	2%	(7%)

Gross margin:
Security Products	$22.1	$23.9	$24.1	8%	1%
Furniture Components	20.8	18.9	16.7	(9%)	(12%)
Marine Components	0.9	3.7	4.4	311%	19%

Total gross margin	$43.8	$46.5	$45.2	6%	(3%)

Operating income:
Security Products	13.1	14.6	12.2	11%	(16%)
Furniture Components	11.0	10.1	8.0	(8%)	(21%)
Marine Components	0.5	0.8	0.8	60%	-
Corporate operating expenses	(5.5)	(5.2)	(5.4)	(5%)	4%

Total operating income	$19.1	$20.3	$15.6	6%	(23%)

Operating income margin:
Security Products	17%	18%	15%
Furniture Components	10%	11%	10%
Marine Components	12%	5%	5%
Total operating income margin	10%	11%	9%

Security Products.  Security Products net sales decreased 2% to $80.1 million in 2007 compared to $81.7 million in 2006.  Gross margin percentage was comparable year over year.  Operating income margin percentage decreased in 2007 compared to 2006, which resulted in a 16% decrease in operating income.  The margin percentage decrease was primarily due to $2.7 million in costs incurred relating to the consolidation of two of our northern Illinois Security Products facilities into a new facility shared with a Marine Components operation and lower sales volumes resulting from lower order rates from many of our customers due to unfavorable economic conditions.

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

Furniture Components.  Furniture Components net sales decreased 13% to $81.3 million in 2007 from $93.0 million in 2006, primarily due to lower sales volumes to the office furniture industry where, for certain products Asian competitors have established selling prices at a level below which we consider would return a minimal margin and the effect of lower order rates from many of our customers due to unfavorable economic conditions.  Gross margin percentage increased slightly in 2007 compared to 2006 due to an improved product mix from the replacement of high volume, low margin products sales lost to Asian competitors with lower volume, higher margin sales and a reduction of operating costs, lower depreciation expense and improvements in operational efficiencies through workforce reductions and process improvements.

Furniture Components net sales decreased 12% to $93.0 million in 2006 from $105.5 million in 2005.  However, operating income margin declined only $900,000 due to reductions in operating costs and improvements in operational efficiencies through workforce reductions and process improvements, and an improved product mix from the replacement of high volume, low margin products sales lost to Asian competitors with lower volume, higher margin sales.

Marine Components.  Marine Components net sales increased in 2007 from 2006 and in 2006 from 2005 due to the impact of acquisitions.  We acquired an initial Marine Components company in August 2005 with an additional acquisition occurring in April 2006.  Operating income increased in 2006 from 2005 as the result of the acquisitions and was comparable from 2006 to 2007.

Outlook

Demand is slowing across most product segments as customers react to the condition of the overall economy.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our on-going initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forego certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during 2008, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Summary.

Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily for short-term working capital needs, or to fund capital expenditures or business combinations.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2005, 2006 and 2007 have generally been similar to the trends in our earnings. Depreciation and amortization expense decreased in 2007 compared to 2006 due to the timing of capital expenditures placed into service during 2007 versus 2006.  Depreciation and amortization expense increased in 2006 compared to 2005 as the result of increased capital expenditures and the timing of assets and intangibles acquired through acquisitions.  See Notes 1 and 4 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  The decrease in cash provided by operating activities in 2007 compared to 2006 is primarily the result of:

•	higher cash paid for income taxes in 2007 of $6.9 million primarily relating to U.S. taxes on dividends repatriated from our non-U.S. subsidiaries,
•	lower operating income of $4.7 million, and
•
a $2.6 million increase in 2007 in cash used from relative changes in assets and liabilities (excluding taxes) primarily due to higher raw materials costs resulting in an increase in our inventory balance.

The increase in our cash provided by operating activities in 2006 as compared to 2005 is primarily the result of:

•	lower cash paid for income taxes in 2006 of $2.0 million,
•	higher operating income of $1.2 million, and
•
a $2.3 million decrease in 2006 in cash used from relative changes in assets and liabilities (excluding taxes) primarily due to the timing of collections of accounts receivable and a lower inventory balance in 2006.

Our average days’-sales-outstanding (“DSO”) at December 31, 2007 was 44 days compared to 41 days at December 31, 2006.  The increase is primarily due to the timing of collections on the higher accounts receivable balance as of December 31, 2007.  For comparative purposes, our average DSO was relatively flat at 41 days for December 31, 2006 and 40 days at December 31, 2005.  Our average number of days-in-inventory (“DII”) was 66 days at December 31, 2007 and 57 days at December 31, 2006.  The increase in DII is primarily due to the higher cost of commodity raw materials during 2007. For comparative purposes our average DII was 57 days at December 31, 2006 and 59 days at December 31, 2005.  The decrease is primarily due to reductions in raw materials during 2006 as we utilized the higher than normal balance in ending inventory at the end of 2005 that was acquired during 2005 as part of our efforts to mitigate the impact of volatility in raw material prices.

Investing activities. Net cash used by investing activities totaled $3.7 million, $19.3 million, and $12.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.  Capital expenditures in the past three years have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.  During 2007, we constructed a new facility and consolidated three of our northern Illinois facilities into one facility at a cost of approximately $9.6 million.  The consolidation of three previously separate operations into one facility is expected to create opportunities to reduce operating costs and improve operating efficiencies.  As a part of the facility consolidation project, the Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value and was leased-back until we vacated the facility in October 2007.  The River Grove, Illinois facility is no longer being utilized and met the “asset held for sale” criteria in November of 2007.  We expect to dispose of the River Grove facility during 2008.  See Note 9 to the Consolidated Financial Statements.

During 2006, we built a new facility for one of our Marine Components subsidiaries at a cost of $4.1 million.  The new facility is expected to provide the subsidiary with sufficient capacity to take advantage of sales growth opportunities.

In April 2006, we completed the acquisition of a marine component products business for $9.8 million, net of cash acquired.  In August 2005, we completed the acquisition of our initial marine component product business for $7.3 million, net of cash acquired.  See Note 2 to the Consolidated Financial Statements.

On January 24, 2005, we completed the disposition of all of the net assets of our European Thomas Regout operations to members of Thomas Regout management for net proceeds of approximately $22.3 million.  The proceeds consisted of cash (net of costs to sell) of approximately $18.1 million and a subordinated note for approximately $4.2 million.  The subordinated note requires annual payments over a period of four years.  In April of 2006 and 2007, we collected the first and second payments of $1.3 million, respectively.  Historically, the Thomas Regout European operations did not contribute significantly to net cash flows from operations.  See Note 10 to the Consolidated Financial Statements.

Capital expenditures for 2008 are estimated at approximately $12.6 million.  Capital expenditure projects in 2007 emphasized improved production efficiency including replacement of equipment that is being retired and the facility consolidation discussed above.

Financing activities. Net cash used by financing activities totaled $7.2 million, $8.8 million, and $11.7 million in 2005, 2006 and 2007, respectively.  Cash dividends paid totaled $7.3 million ($.50 per share) in 2007 and $7.6 million in each of 2006 and 2005 ($.50 per share).  Dividends paid decreased in 2007 as a result of the repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock held by TIMET, an affiliate.  We purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a consolidated promissory note.  At December 31, 2007, we had prepaid approximately $2.6 million toward the promissory note.  See Notes 9 and 13 to the Consolidated Financial Statements.

In addition to the TIMET repurchase and cancellation of shares discussed above, we also repurchased approximately 179,100 shares of our Class A common stock in market transactions for an aggregate of $3.3 million.  See Note 8 to the Consolidated Financial Statements.

In 2006 we prepaid $1.6 million of indebtedness we assumed in our August 2005 marine components acquisition.

Our $50 million secured revolving bank credit facility is collateralized by 65% of the ownership interests in our first-tier non-United States subsidiaries.  Provisions contained in our Revolving Bank Credit Agreement could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  At December 31, 2007 we had no balances outstanding under the facility and the full $50 million was available for borrowing. See Note 6 to the Consolidated Financial Statements.

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

Contractual obligations.  As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future.  See Notes 6 and 14 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2007 by the type and date of payment.

	Payments due by period
	Total	2008	2009–2010	2011-2012	2013 and after
	(In thousands)

Note and interest payable to affiliate	$68,991	$3,235	$7,797	$7,566	$50,393
Operating leases	1,112	435	528	149	-
Purchase obligations	16,224	16,224	-	-	-
Income taxes	452	452	-	-	-
Fixed asset acquisitions	3,648	3,648	-	-	-

Total contractual cash obligations	$90,427	$23,994	$8,325	$7,715	$50,393

The timing and amount shown for our commitments related to long-term debt, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2007, which is assumed to be paid during 2008.  Fixed asset acquisitions include firm purchase commitments for capital projects.  We currently estimate that our unrecognized tax benefits will decrease by approximately $180,000 during the next twelve months due to the expiration of certain tax statues or the resolution of certain examinations and filing procedures related to one or more of our subsidiaries.

Commitments and contingencies.  See Note 13 to the Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 14 to the Consolidated Financial Statements.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in currency exchange rates and interest rates.  We periodically use currency forward contracts to manage a portion of currency exchange rate risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  Otherwise, we do not generally enter into forward or option contracts to manage market risks, nor do we enter into any contract or other type of derivative instrument for trading or speculative purposes.  Other than the contracts discussed below, we were not a party to any material forward or derivative option contract related to currency exchange rates or interest rates at December 31, 2006 and 2007.  See Note 1 to the Consolidated Financial Statements.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to indebtedness.

At December 31, 2006 and 2007, we had no amounts outstanding under our secured Revolving Bank Credit Agreement.  In conjunction with the repurchase and/or cancellation of a net 2.7 million shares of our class A common stock, during the fourth quarter of 2007, we issued a promissory note for $52.6 million.  See Note 12 to the Consolidated Financial Statements.  At December 31, 2007, there was $50.0 million outstanding on the promissory note which bears interest at LIBOR plus 1%, and the fair value of such indebtedness approximates its carrying value.  The interest rate is reset quarterly based on the three month LIBOR.

Currency exchange rates.  We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan).  A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar.  In addition, a portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

As already mentioned certain of our sales generated by our Canadian operations are denominated in U.S. dollars.  To manage a portion of the related currency exchange rate market risk associated with receivables or future sales, we periodically enter into short-term forward currency exchange contracts.  At each balance sheet date, any outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.  We had no forward currency contracts outstanding at December 31, 2006 or 2007.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Scope of Management Report on Internal Control Over Financial Reporting.  We also maintain a system of internal control over financial reporting.  The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and includes those policies and procedures that:

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2007.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the SEC has proposed a rule that, if adopted, would not require our independent registered public accounting firm to issue its attestation until our Annual Report on Form 10-K for the year ended December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Changes in Internal Control Over Financial Reporting.  There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2007, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listed standards.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2007 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.               OTHER INFORMATION
Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ("Proxy Statement").

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

Item No.                                                 Exhibit Item (continued)

3.2
Amended and Restated Bylaws of Registrant, adopted by the Board of Directors October 24, 2007 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 30, 2007 (File No 1-13905).

10.1
Share Purchase Agreement with Subordinated Loan schedule between the Registrant and Anchor Holding B.V. dated January 24, 2005 - incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.  All related schedules and annexes will be provided to the SEC upon request.

10.2
Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.3*	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

10.4*
CompX International Inc. Variable Compensation Plan effective as of January 1, 1999 – incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10.5
Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004 - incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6
Stock Purchase Agreement dated October 16, 2007 between the Registrant and TIMET Finance Management Company – incorporated by reference to Exhibit 10.1 of the registrants Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.7
Agreement and Plan of Merger dated as of October 16, 2007 among Registrant, CompX Group, Inc. and CompX KDL LLC - incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.8
Form of Subordination Agreement among the Registrant, TIMET Finance Management Company, CompX Security Products Inc., CompX Precision Sildes Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.9
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by the Registrant and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 1-13905).

10.10
Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation, and Valhi, Inc. dated October 30, 2003 – incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.11
$50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006  Certain exhibits, annexes and similar attachments to this Exhibit 10.12 have not been filed; upon request, the Registrant will furnish supplementally to the SEC a copy of any omitted exhibit, annex, or attachment.

10.12
First Amendment to Credit Agreement dated as of October 16, 2007 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

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

COMPX INTERNATIONAL INC.

Date:  February 26, 2008                                                               By:             /s/ David A. Bowers_________________
                David A. Bowers
                Vice Chairman of the Board,
                President and Chief Executive Officer
                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn R. Simmons Glenn R. Simmons	Chairman of the Board	February 26, 2008

/s/ David A. Bowers David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2008

/s/ Darryl R. Halbert Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	February 26, 2008

/s/ Paul M. Bass, Jr. Paul M. Bass, Jr.	Director	February 26, 2008

/s/ Norman S. Edelcup Norman S. Edelcup	Director	February 26, 2008

/s/ Edward J. Hardin Edward J. Hardin	Director	February 26, 2008

/s/ Ann Manix Ann Manix	Director	February 26, 2008

/s/ Steven L. Watson Steven L. Watson	Director	February 26, 2008

Annual Report on Form 10-K

Items 8 and 15(a)

Index of Financial Statements

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2006 and 2007	F-3

Consolidated Statements of Income -
Years ended December 31, 2005, 2006 and 2007	F-5

Consolidated Statements of Comprehensive Income -
Years ended December 31, 2005, 2006 and 2007	F-6

Consolidated Statements of Cash Flows -
Years ended December 31, 2005, 2006 and 2007	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2005, 2006 and 2007	F-9

Notes to Consolidated Financial Statements	F-10

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 26, 2008

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	December 31,
ASSETS	2006	2007

Current assets:
Cash and cash equivalents	$29,688	$18,399
Accounts receivable, less allowance for doubtful accounts of $682 and $648	19,986	20,447
Receivables from affiliates	259	223
Refundable income taxes	42	68
Inventories	21,733	24,277
Prepaid expenses and other current assets	1,130	1,324
Deferred income taxes	2,050	2,123
Current portion of note receivable	1,306	1,306

Total current assets	76,194	68,167

Other assets:
Goodwill	40,759	40,784
Other intangible assets	3,174	2,569
Note receivable	1,567	261
Assets held for sale	-	3,117
Other	644	666

Total other assets	46,144	47,397

Property and equipment:
Land	8,826	11,612
Buildings	35,284	38,990
Equipment	114,207	124,238
Construction in progress	2,559	2,659
	160,876	177,499
Less accumulated depreciation	91,188	105,348

Net property and equipment	69,688	72,151

Total assets	$192,026	$187,715

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

 (In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2007

Current liabilities:
Current maturities of note payable to affiliate	$-	$250
Accounts payable and accrued liabilities	16,842	17,652
Interest payable to affiliate	-	559
Income taxes payable to affiliates	136	282
Income taxes	836	170

Total current liabilities	17,814	18,913

Noncurrent liabilities:
Note payable to affiliate	-	49,730
Deferred income taxes	20,522	14,969

Total noncurrent liabilities	20,522	64,699

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value; 20,000,000 shares authorized; 5,266,980 and 2,478,760 shares issued and outstanding	53	25
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	110,106	55,824
Retained earnings	35,353	37,080
Accumulated other comprehensive income	8,078	11,074

Total stockholders' equity	153,690	104,103

Total liabilities and stockholders’ equity	$192,026	$187,715

Commitments and contingencies (Notes 6 and 13)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except per share data)

	Years Ended December 31,
	2005	2006	2007

Net sales	$186,349	$190,123	$177,683
Cost of goods sold	142,594	143,649	132,455

Gross margin	43,755	46,474	45,228

Selling, general and administrative expense	24,155	26,060	25,846
Facility consolidation expense	-	-	2,665
Other operating expense, net	538	113	1,161

Operating income	19,062	20,301	15,556

Other non-operating income, net	724	1,270	1,133
Interest expense	(336)	(219)	(760)

Income from continuing operations before income taxes	19,450	21,352	15,929

Provision for income taxes	18,568	9,696	6,949

Income from continuing operations	882	11,656	8,980

Discontinued operations, net of tax	(477)	-	-

Net income	405	11,656	8,980

Basic and diluted earnings (loss) per common share:
Continuing operations	$.06	$.76	$.61
Discontinued operations	$(.03)	$-	$-

Earnings per share	$.03	$.76	$.61

Cash dividends per share	$.50	$.50	$.50

Shares used in the calculation of earnings per share amounts for:
Basic earnings per share	15,212	15,244	14,764
Dilutive impact of stock options	19	13	8

Diluted shares	15,231	15,257	14,772

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

	Years Ended December 31,
	2005	2006	2007

Net income	$405	$11,656	$8,980

Other comprehensive income, net of tax:
Currency translation adjustment:
Arising during the period	544	(883)	2,996
Disposal of business unit	739	-	-
	1,283	(883)	2,996

Impact from cash flow hedges, net	35	(110)	-

Total other comprehensive income, net	1,318	(993)	2,996

Comprehensive income	$1,723	$10,663	$11,976

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income	$405	$11,656	$8,980
Depreciation and amortization	10,924	11,797	11,010
Deferred income taxes:
Continuing operations	10,120	1,536	(6,549)
Discontinued operations	(187)	-	-
Other, net	1,849	1,375	1,079
Change in assets and liabilities:
Accounts receivable	(133)	1,035	633
Inventories	(936)	2,258	(1,813)
Accounts payable and accrued liabilities	(520)	(2,891)	(619)
Accounts with affiliates	1,562	(274)	182
Income taxes	(2,770)	890	(715)
Other, net	(276)	63	(296)

Net cash provided by operating activities	20,038	27,445	11,892

Cash flows from investing activities:
Capital expenditures	(10,490)	(12,044)	(13,820)
Acquisition, net of cash acquired	(7,342)	(9,832)	-
Cash of disposed business unit	(4,006)	-	-
Proceeds from disposal of assets held for sale	18,094	-	-
Proceeds from sale of fixed assets	27	1,316	73
Cash collected on note receivable	-	1,306	1,306

Net cash used by investing activities	(3,717)	(19,254)	(12,441)

Cash flows from financing activities:
Long-term debt:
Borrowings	18	-	-
Principal payments	(93)	(1,563)	-
Repayment of loan from affiliate	-	-	(2,600)
Issuance of common stock	639	347	1,395
Dividends paid	(7,608)	(7,623)	(7,294)
Tax benefit from exercise of stock options	-	111	73
Treasury stock acquired	-	-	(3,309)
Other, net	(114)	(110)	-

Net cash used by financing activities	(7,158)	(8,838)	(11,735)

Net increase (decrease)	$9,163	$(647)	$(12,284)

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

 (In thousands)

	Years Ended December 31,
	2005	2006	2007

Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$9,163	$(647)	$(12,284)
Effect of exchange rate on cash	392	(257)	995
Balance at beginning of year	21,037	30,592	29,688

Balance at end of year	$30,592	$29,688	$18,399

Supplemental disclosures:
Cash paid for:
Interest	$259	$139	$109
Income taxes	9,390	7,418	14,365

Noncash investing and financing activities:
Note payable to affiliate issued for repurchase of common stock	$-	$-	$52,580

Accrual for capital expenditures	$-	$-	$665

Note receivable received upon disposal of business unit	$4,179	$-	$-

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2005, 2006 and 2007

(In thousands)

					Accumulated other comprehensive income
	Common stock		Additional paid-in	Retained	Currency	Hedging	Treasury	Total stockholders'
	Class A	Class B	Capital	earnings	translation	derivatives	stock	equity

Balance at December 31, 2004	$52	$100	$108,828	$38,523	$7,678	$75	$-	$155,256

Net income	-	-	-	405	-	-	-	405
Other comprehensive income	-	-	-	-	1,283	35	-	1,318
Cash dividends	-	-	-	(7,608)	-	-	-	(7,608)
Issuance of common stock and other, net	-	-	728	-	-	-	-	728

Balance at December 31, 2005	52	100	109,556	31,320	8,961	110	-	150,099

Net income	-	-	-	11,656	-	-	-	11,656
Other comprehensive income	-	-	-	-	(883)	(110)	-	(993)
Cash dividends	-	-	-	(7,623)	-	-	-	(7,623)
Issuance of common stock and other, net	1	-	550	-	-	-	-	551

Balance at December 31, 2006	53	100	110,106	35,353	8,078	-	-	153,690

Net income	-	-	-	8,980	-	-	-	8,980
Other comprehensive income	-	-	-	-	2,996	-	-	2,996
Change in accounting principle- FIN No. 48	-	-	-	41	-	-	-	41
Cash dividends	-	-	-	(7,294)	-	-	-	(7,294)
Issuance of common stock and other, net	-	-	1,579	-	-	-	-	1,579
Treasury stock:
Acquired	-	-	-	-	-	-	(55,889)	(55,889)
Retired	(28)	-	(55,861)	-	-	-	55,889	-

Balance at December 31, 2007	$25	$100	$55,824	$37,080	$11,074	$-	$-	$104,103

  See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1 -  Summary of significant accounting policies:

Organization. We (NYSE: CIX) are 86% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2007.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At December 31, 2007, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) a subsidiary of Contran Corporation holds approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

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

Fiscal year. Our operations are reported on a 52 or 53-week fiscal year.  The years ended December 31, 2005, 2006 and 2007 consisted of 52 weeks.

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

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs on average cost that approximates the first-in, first-out method.  We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs.  Our cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research development costs as incurred.  Advertising costs were approximately $686,000 in 2005, $872,000 in 2006, and $804,000 in 2007.

Goodwill and other intangible assets; amortization expense.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain patents acquired, using the straight line method over their estimated lives (approximately 8 years remaining at December 31, 2007).  We assess goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  See Note 4.

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 10 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $10.6 million in 2005, $11.4 million in 2006, and $10.4 million in 2007.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We evaluate assets for impairment when events or changes in circumstances indicate that assets may be impaired to determine if an impairment exists.  Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used.  We consider all relevant factors.  We perform the impairment evaluation by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required.  We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  See Note 9.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense related to continuing operations approximated $2.3 million in 2005, $2.2 million in 2006 and $2.5 million in 2007.

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

Derivatives and hedging activities.  Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  See Note 14.  We had no currency forward contracts outstanding at December 31, 2006 or 2007.

Income taxes.  We are a member of the Contran Tax Group.  We have been and currently are a part of the consolidated tax returns filed by Contran in certain United States state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 13.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.  Under certain circumstances, such tax regulations could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election.  We made net cash payments of $3.5 million in 2005, $5.6 million in 2006, and $9.5 million in 2007 to Contran.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not permanently reinvested. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $5.6 million at December 31, 2006 and $5.7 million at December 31, 2007. Determination of the amount of unrecognized deferred tax liability on such permanent reinvestment plans was not practicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed it was probable a tax position would not prevail with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions for each tax position where we believe it is more-likely-than-not our position will prevail with the applicable tax authorities.  See Note 14.

Earnings per share.  Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 404,000 in 2005, 397,000 in 2006 and 368,000 in 2007.

Fair value of financial instruments. The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature.  The carrying amount of indebtedness approximates fair value due to the stated variable interest rate approximating a market rate.  These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.  The fair value of our indebtedness would be a Level 2 input as defined by SFAS No. 157.  See Note 14.

Note 2 - Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  Our chief operating decision maker is Mr. David A. Bowers, our president and chief executive officer.  We have three operating segments – Security Products, Furniture Components and Marine Components.  The Security Products segment, with a manufacturing facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, transportation, postal, banking, vending and other industries.  The Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures and distributes a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets, appliances and other applications.  Our Marine Components segment with a facility in Wisconsin and a facility shared with Security Products in Illinois manufactures and distributes marine instruments, hardware, and accessories for performance boats.

In August 2005 and April 2006, we completed acquisitions of two marine component products businesses, for aggregate cash consideration of $7.3 million and $9.8 million, respectively, net of cash acquired.  The purchase price has been allocated among tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets.  The pro forma effect to us assuming the acquisitions had been completed as of January 1, 2005 is not material.  The combination of these two acquisitions makes up the entirety of our Marine Components segment.

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

Segment assets are comprised of all assets attributable to the reportable segments.  Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents and notes receivable and, at December 31, 2007, assets held for sale.  See Note 9.  For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location.  At December 31, 2006 and 2007, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $50.2 million and $40.5 million, respectively.

	Years ended December 31,
	2005	2006	2007
	(In thousands)
Net sales:
Security Products	$76,667	$81,684	$80,085
Furniture Components	105,524	92,983	81,331
Marine Components	4,158	15,456	16,267

Total net sales	$186,349	$190,123	$177,683

Operating income:
Security Products	$13,141	$14,620	$12,218 *
Furniture Components	10,985	10,036	8,001
Marine Components	427	822	799
Corporate operating expenses	(5,491)	(5,177)	(5,462)

Total operating income	19,062	20,301	15,556

Other non-operating income, net	724	1,270	1,133
Interest expense	(336)	(219)	(760)

Income from continuing operations before income taxes	$19,450	$21,352	$15,929

Depreciation and amortization:
Security Products	$3,876	$4,309	$4,574
Furniture Components	6,798	6,798	5,457
Marine Components	207	666	958
Corporate Depreciation	43	24	21

Total	$10,924	$11,797	$11,010

Capital expenditures:
Security Products	$4,909	$5,335	$12,240
Furniture Components	5,549	1,504	1,349
Marine Components	32	5,205	896

Total	$10,490	$12,044	$14,485

Goodwill:
Security Products	$23,742	$23,742	$23,742
Furniture Components	6,594	7,135	7,160
Marine Components	5,342	9,882	9,882

Total	$35,678	$40,759	$40,784

* Includes $2.7 million of costs related to the consolidation of three of our northern Illinois facilities into one facility.  See Note 9.

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Net sales:
Point of origin:
United States	$113,510	$127,620	$118,460
Canada	63,918	52,395	52,684
Taiwan	14,213	15,910	11,714
Eliminations	(5,292)	(5,802)	(5,175)

Total	$186,349	$190,123	$177,683

Point of destination:
United States	$149,487	$153,942	$147,716
Canada	25,015	19,985	19,251
Other	11,847	16,196	10,716

Total	$186,349	$190,123	$177,683

	December 31,
	2005	2006	2007
	(In thousands)
Total assets:
Security Products	$76,875	$74,887	$80,051
Furniture Components	77,226	77,781	67,184
Marine Components	10,614	26,607	26,436
Corporate and eliminations	23,837	12,751	14,044

Total	$188,552	$192,026	$187,715

Net property and equipment:
United States	$42,751	$47,865	$50,876
Canada	16,978	14,144	13,912
Taiwan	8,260	7,679	7,363

Total	$67,989	$69,688	$72,151

Note 3 - Inventories:

	December 31,
	2006	2007
	(In thousands)

Raw materials	$5,892	$6,341
Work in process	8,744	9,783
Finished products	7,097	8,153

Total	$21,733	$24,277

Note 4 – Goodwill and other intangible assets:

We have assigned goodwill to each of our reporting units (as that term is defined in SFAS No. 142) which correspond to our operating segments.  In accordance with SFAS No. 142 we test for goodwill impairment at the reporting unit level.  In accordance with the requirements of SFAS No. 142, we review goodwill for each of our four reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows would be a Level 3 input as defined by SFAS No. 157.  See Note 14.  If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.  Our 2005, 2006 and 2007 annual impairment reviews of goodwill indicated no impairments.

Changes in the carrying amount of goodwill related to continuing operations during the past three years is presented in the table below.  Goodwill was generated principally from acquisitions of certain business units during 1998, 1999, 2000, and the Marine Components acquisitions in August 2005 and April 2006. See Note 2.

	Security Products	Furniture Components	Marine Components	Total
	(In millions)

Balance at December 31, 2004	$23.7	$5.3	$-	$29.0

Goodwill acquired during the year	-	1.5	5.4	6.9

Changes in currency exchange rates	-	(0.2)	-	(0.2)

Balance at December 31, 2005	23.7	6.6	5.4	35.7

Goodwill acquired during the year	-	0.4	4.5	4.9

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2006	23.7	7.1	9.9	40.7

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2007	$23.7	$7.2	$9.9	$40.8

Other intangible assets are stated net of accumulated amortization of $2.5 million at December 31, 2006 and $3.1 million at December 31, 2007.  Amortization of intangible assets was $314,000 in 2005, $441,000 in 2006, and $604,000 in 2007, and is expected to be approximately $600,000 in 2008 through 2010, approximately $550,000 in 2011 and approximately $250,000 in 2012.

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2006	2007
	(In thousands)

Accounts payable	$6,151	$7,139
Accrued liabilities:
Employee benefits	7,549	7,196
Customer tooling	617	736
Taxes other than on income	302	572
Insurance	621	502
Professional	334	252
Reserve for uncertain tax positions	-	237
Other	1,268	1,018

Total	$16,842	$17,652

Note 6 - Credit facility:

At December 31, 2007, we have a $50 million revolving bank credit facility that matures in January 2009 and bears interest, at our option, at either the prime rate plus a margin determined by our leverage ratio or LIBOR plus a margin determined by our leverage ratio.  The credit facility is collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries.  The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined).  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility. At December 31, 2007, we had no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.

The credit facility permits us to pay dividends and/or repurchase common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility.  The purchase and/or cancellation of a net 2.7 million shares of our Class A common stock from Titanium Metals Corporation (“TIMET”) discussed in Note 12 did not count against these limitations.  In addition to the permitted $.125 per share amount to repurchase our common stock and/or to pay dividends, at December 31, 2007, $31.5 million was available for dividends and/or repurchases of our common stock under the terms of the facility.

Note 7 - Income taxes:

The components of pre-tax income, the provision for income taxes attributable to continuing operations, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2005	2006	2007
	(In thousands)
Components of pre-tax income from continuing operations:
United States	$10,564	$14,022	$8,647
Non-U.S.	8,886	7,330	7,282

Total	$19,450	$21,352	$15,929

Provision for income taxes:
Currently payable:
U.S. federal and state	$4,920	$5,651	$9,902
Foreign	3,528	2,509	3,596

	8,448	8,160	13,498
Deferred income taxes (benefit):
U.S. federal and state	10,215	2,074	(6,503)
Foreign	(95)	(538)	(46)

	10,120	1,536	(6,549)

Total	$18,568	$9,696	$6,949

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$6,808	$7,473	$5,575
Non-U.S. tax rates	(253)	(298)	(237)
Incremental U.S. tax on earnings of foreign subsidiaries	12,006	2,138	1,384
State income taxes and other, net	224	535	404
Canadian tax rate change	-	(142)	152
Tax credits	-	(432)	(329)
Tax contingency reserve adjustments, net	(217)	422	-

Total	$18,568	$9,696	$6,949

Comprehensive provision (benefit) for income tax benefit allocable to:
Income from continuing operations	$18,568	$9,696	$6,949
Discontinued operations	(387)	-	-
Other comprehensive income – currency translation	(223)	1,210	1,580

Total	$17,958	$10,906	$8,529

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2006	2007
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$785	$1,049
Tax on unremitted earnings of non-U.S. subsidiaries	(12,490)	(8,265)
Property and equipment	(5,556)	(4,669)
Accrued liabilities and other deductible differences	1,364	1,113
Tax loss and credit carryforwards	4,335	4,191
Other taxable differences	(3,009)	(2,364)
Valuation allowance	(3,901)	(3,901)

Total	$(18,472)	$(12,846)

Net current deferred tax assets	2,050	2,123
Net noncurrent deferred tax liabilities	(20,522)	(14,969)

Total	$(18,472)	$(12,846)

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. income taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless we have determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, we had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of our non-U.S. operations, as those earnings were subject to specific permanent reinvestment plans.  GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  In September of 2005, and based primarily upon changes in our strategic plans for certain of our non-U.S. operations, we determined that the undistributed earnings of these subsidiaries could no longer be considered to be permanently reinvested except for the pre-2005 earnings in Taiwan.  Accordingly, and in accordance with GAAP, in September of 2005 we recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

In January 2005, we completed our disposition of our Thomas Regout operations in Europe.  See Note 10.  We generated a $3.9 million federal income tax benefit associated with the U.S. capital loss realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations.  Recognition of the benefit of such capital loss by us was appropriate under GAAP in the fourth quarter of 2004 at the time we classified the operations as held-for-sale.  However, we also determined, based on the weight of available evidence that realization of the benefit of the capital loss did not and continues not to meet the more-likely-than-not recognition criteria.  Therefore, we have also recognized a deferred income tax asset valuation allowance to fully offset the deferred tax asset related to the capital loss carryforward.  The capital loss carryforward discussed above expires in 2010.

At December 31, 2007, we had, for U.S. federal income tax purposes, net operating loss carryforwards of approximately $784,000 which expire in 2008 through 2017.  Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year.  We utilized approximately $400,000 of the carryforwards in each of 2005, 2006, and 2007.  We believe it is more-likely-than-not that the carryforwards will be utilized to reduce future income tax liabilities, and accordingly we have not provided a deferred income tax asset valuation allowance to offset the benefit of the carryforwards.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A			Class B
	Issued	Treasury	Outstanding	Issued and outstanding

Balance at December 31, 2004	5,178,880	-	5,178,880	10,000,000

Issued	55,400	-	55,400	-

Balance at December 31, 2005	5,234,280	-	5,234,280	10,000,000

Issued	32,700	-	32,700	-

Balance at December 31, 2006	5,266,980	-	5,266,980	10,000,000

Affiliate repurchase:
Issued	374,000	-	374,000	10,000,000
Reacquired	-	(483,600)	(483,600)	-
Retirement	(3,070,420)	483,600	(2,586,820)	(10,000,000)

Total affiliate repurchase	(2,696,420)	-	(2,696,420)	-

Other:
Issued	87,300	-	87,300	-
Reacquired	-	(179,100)	(179,100)	-
Retirement	(179,100)	179,100	-	-

Total other	(91,800)	-	(91,800)	-

Balance at December 31, 2007	2,478,760	-	2,478,760	10,000,000

Class A and Class B common stock.  The shares of Class A common stock and Class B common stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B common stock.  Holders of Class A common stock are entitled to one vote per share.  NL Industries, Inc. (“NL”), which holds all of the outstanding shares of Class B common stock, is entitled to one vote per share in all matters except for election of directors, for which NL is entitled to ten votes per share.  Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law.  Each share of Class A common stock and Class B common stock have an equal and ratable right to receive dividends to be paid from our assets when, and if declared by the board of directors.  In the event of the dissolution, liquidation or winding up of our operations, the holders of Class A common stock and Class B common stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to our creditors and to the holders of any of our preferred stock that may be outstanding at the time.  Shares of the Class A common stock have no conversion rights.  Under certain conditions, shares of Class B common stock will convert, on a share-for-share basis, into shares of Class A common stock.

Share repurchases and cancellations.  In August 2007, our board of directors authorized the repurchase of up to 500,000 shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization was in addition to the 467,000 shares of Class A common stock that remained available at the close of business on August 9, 2007 for repurchase under prior authorizations of our board of directors.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.

During 2007, we purchased approximately 179,100 shares of our Class A common stock in market transactions for an aggregate of $3.3 million in cash.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At December 31, 2007 approximately 804,400 shares were available for purchase under these repurchase authorizations.

In October 2007, our board of directors authorized the repurchase and cancellation of a net 2.7 million shares of our Class A common stock held directly and indirectly by TIMET.  We purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The price per share was determined based on our open market repurchases of our Class A common stock around the time the repurchase from TIMET was approved.  The authorization for the repurchase of these Class A shares from TIMET was in addition to the share repurchase authorizations discussed above.  See Note 12.   We also cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.

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

	Shares	Exercise price per share	Amount payable upon exercise	Weighted average exercise price
	(In 000’s)

Outstanding at December 31, 2004	562	$10.00 – 20.00	$9,952	$17.71

Exercised	(50)	11.59 – 14.30	(638)	12.76
Canceled	(42)	13.00 – 20.00	(677)	16.12

Outstanding at December 31, 2005	470	$10.00 – 20.00	$8,637	$18.38

Exercised	(27)	13.00	(347)	13.00
Canceled	(6)	20.00	(120)	20.00

Outstanding at December 31, 2006	437	$10.00 – 20.00	$8,170	$18.70

Exercised	(81)	10.00 – 20.00	(1,394)	17.21
Canceled	(7)	17.94 – 20.00	(133)	19.00

Outstanding at December 31, 2007	349	$12.15 – 20.00	$6,643	$19.03

Outstanding options at December 31, 2007 represent approximately 3% of our total outstanding shares of common stock at that date and expire at various dates through 2012 with a weighted-average remaining term of 1 year.  Our market price per share at December 31, 2007 was $14.62.  Of the 349,000 outstanding options, which were fully vested at December 31, 2007, 134,000 options were exercisable at prices lower than the December 31, 2007 market price per share with an aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) of approximately $2.3 million.  At December 31, 2007, an aggregate of 672,820 shares were available for future grants.  Shares issued under the incentive stock plan are generally newly-issued shares.  The intrinsic value of our options exercised aggregate approximately $238,500 in 2005, $123,900 in 2006 and $241,400 in 2007, and the related income tax benefit from the exercises was $67,000 in 2005, $44,000 in 2006 and $77,000 in 2007.

Note 9 – Facility consolidation

Prior to 2007, we had three facilities in northern Illinois, two Security Products facilities (located in Lake Bluff, Illinois and River Grove, Illinois) and one Marine Components facility (located in Grayslake, Illinois).  In order to create opportunities to reduce operating costs and improve operating efficiencies, we determined that it would be more effective to consolidate these three operations into one location.  In 2006, we acquired land adjacent to the Marine Components facility for approximately $1.8 million in order to expand the facility, and during 2007 we incurred approximately $9.6 million of capital expenditures in connection with the expansion.

In addition to the capital expenditures, during 2007, we incurred approximately $2.7 million in expenses relating to the facility consolidation including physical move costs, equipment installation, redundant labor and recruiting fees and write downs for fixed assets no longer in use, all of which are included in facility consolidation expense in the accompanying Consolidated Statement of Income.  The majority of these costs were incurred during the fourth quarter of 2007.

The fixed asset write downs amounted to $765,000 of which $600,000 related to the classification of the River Grove facility as an “asset held for sale” in November 2007 as it was no longer being utilized and met all of the criteria under GAAP to be classified as an “asset held for sale”.  In classifying the facility and related assets (primarily land, building, and building improvements) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets.  In determining the estimated fair value of such assets, we considered recent sales prices for other property near the facility, Level 2 inputs as defined by SFAS No. 157.  Accordingly, we recognized $600,000 to write-down the assets to their estimated net realizable value of approximately $3.1 million at December 31, 2007.  We expect to dispose of the River Grove facility during 2008.  The Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value and was leased-back until we vacated the facility in October 2007.

Note 10 – Discontinued operations:

In January 2005, we completed the sale of our Thomas Regout European operations for net proceeds (net of expenses) of approximately $22.3 million.  The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and is payable over four years.  The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser.  The net proceeds from the January 2005 sale of the European Thomas Regout operations was $864,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the sale), and discontinued operations in 2005 includes a charge related to the differential ($477,000, net of income tax benefit).  The charge represents an additional impairment of goodwill.

Note 11 – Other non-operating income, net:

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Interest income	$613	$1,278	$1,324
Other income (expense), net	111	(8)	(191)

Total	$724	$1,270	$1,133

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

In 2007, we purchased and/or cancelled a net 2.7 million shares of our Class A common stock from TIMET.  A subsidiary of Contran and persons and other entities related to Mr. Simmons own an aggregate of approximately 52% of TIMET’s outstanding common stock at December 31, 2007.  We purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The price per share was determined based on our open market repurchases of our Class A common stock around the time the repurchase from TIMET was approved.  The promissory note bears interest at LIBOR plus 1% (5.98% at December 31, 2007) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  The promissory note is subordinated to our U.S. revolving bank credit agreement.  See Note 8 and 12.  We may make prepayments on the promissory note payable to TIMET at any time, in any amount, without penalty.  During the fourth quarter of 2007, we prepaid approximately $2.6 million of the promissory note.  At December 31, 2007, $50.0 million was outstanding under the promissory note, of which $250,000 was classified as a current liability. The scheduled repayments of the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2008	$250
2009	1,000
2010	1,000
2011	1,000
2012	1,000
2013 and thereafter	45,730

Total	$49,980

Under the terms of various Intercorporate Service Agreements (“ISAs”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $2.6 million in 2005, $2.7 million in 2006 and $2.9 million in 2007.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI were approximately $930,000 in 2005, $770,000 in 2006 and $697,000 in 2007.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2008.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 43% of sales in 2005, 38% in 2006 and 31% in 2007.  The HON Company accounted for approximately $19.4 million (10%) of sales from all three segments in 2005.  No customer accounted for sales of 10% or more in 2006 or 2007.

Rent expense, principally for buildings, was $738,000 in 2005, $787,000 in 2006 and $429,000 in 2007.  At December 31, 2007, future minimum rentals under noncancellable operating leases are approximately $435,000 in 2008, $382,000 in 2009, $146,000 in 2010, $138,000 in 2011 and $11,000 in 2012.

Note 14 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In January 2007, the FASB issued FSP No. FAS 157-b, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option – In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We do not expect to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain tax positions -   On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  Upon adopting FIN 48, we recognized a $41,000 increase to retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material, and at December 31, 2007 we had $45,000 accrued for interest for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:
Amount
(In thousands)

Unrecognized tax benefits:
Amount at adoption of FIN 48	$(585)
Tax positions take in prior periods:
Gross increases	-
Gross decreases	6
Tax positions taken in current period:
Gross increases	-
Gross decreases	-
Settlements with taxing authorities – cash paid	301
Lapse of applicable statute of limitations	86

Amount at December 31,2007	$(192)

If our uncertain tax positions were recognized, a benefit of $221,000 would affect our effective income tax rate from continuing operations.  We currently estimate that our unrecognized tax benefits will decrease by approximately $180,000 during the next twelve months due to the expiration of certain tax statues or the resolution of certain examinations and filing procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Taiwan, and 2003 for Canada.

Note 15 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2006:
Net sales	$47.0	$50.1	$48.8	$44.2
Gross profit	11.6	12.3	12.9	9.7
Operating income	4.8	5.8	6.2	3.5

Income from continuing operations	$2.5	$3.8	$3.8	$1.6
Discontinued operations	-	(.5)	-	.5

Net income	$2.5	$3.3	$3.8	$2.1

Basic and diluted earnings (loss) per share:
Continuing operations	$.16	$.25	$.25	$.10
Discontinued operations	-	(.03)	-	.03

	$.16	$.22	$.25	$.13

2007:
Net sales	$43.6	$45.2	$46.4		$42.5
Gross profit	12.1	11.9	11.9	(a)	9.3
Operating income	5.4	4.6	4.3	(b)	1.2	(b)
Net income	3.0	2.6	2.8		0.5

Basic and diluted earnings per share	$.20	$.17	$.18		$.04

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

(a) We have reclassified certain third quarter 2007 amounts to conform to the year-end presentation.

(b) Quarterly operating income for the quarters ended September 30, 2007 and December 31, 2007 was impacted by $808,000 and $1.9 million, respectively, of costs related to the consolidation of three of our northern Illinois facilities into one new facility including a $600,000 charge to write-down a vacated facility to its estimated net realizable value.  See Note 9.