Form 10-Q
period 2008-03-31
COMPX INTERNATIONAL INC
filed 2008-05-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on April 29, 2008:
Class A:   2,352,307
Class B:  10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2007	March 31, 2008
		(unaudited)
Current assets:
Cash and cash equivalents	$18,399	$18,147
Accounts receivable, less allowance for doubtful accounts of $682 and $648	20,447	19,170
Receivables from affiliates	223	-
Refundable income taxes	68	34
Inventories	24,277	25,052
Prepaid expenses and other current assets	1,324	1,249
Deferred income taxes	2,123	2,124
Current portion of note receivable	1,306	1,306

Total current assets	68,167	67,082

Other assets:
Goodwill	40,784	41,214
Other intangible assets	2,569	2,434
Note receivable	261	261
Assets held for sale	3,117	2,817
Other	666	748

Total other assets	47,397	47,474

Property and equipment:
Land	11,612	12,102
Buildings	38,990	39,317
Equipment	124,238	122,360
Construction in progress	2,659	3,159
	177,499	176,938
Less accumulated depreciation	105,348	105,211

Net property and equipment	72,151	71,727

Total assets	$187,715	$186,283

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	March 31, 2008
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$250	$500
Accounts payable and accrued liabilities	17,652	15,200
Interest payable to affiliate	559	701
Income taxes payable to affiliates	282	696
Income taxes	170	313

Total current liabilities	18,913	17,410

Noncurrent liabilities:
Note payable to affiliate	49,730	49,480
Deferred income taxes	14,969	14,787
Other	-	16

Total noncurrent liabilities	64,699	64,283

Stockholders' equity:
Preferred stock	-	-
Class A common stock	25	24
Class B common stock	100	100
Additional paid-in capital	55,824	55,329
Retained earnings	37,080	37,081
Accumulated other comprehensive income	11,074	12,056

Total stockholders' equity	104,103	104,590

Total liabilities and stockholders’ equity	$187,715	$186,283

Commitments and contingencies (Notes 1 and 6)

  See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except per share data)

	Three months ended March 31,
	2007	2008
	(unaudited)

Net sales	$43,551	$40,520
Cost of goods sold	31,429	30,578

Gross margin	12,122	9,942

Selling, general and administrative expense	6,667	6,404

Other operating expense, net	19	7

Operating income	5,436	3,531

Other non-operating income, net	302	116
Interest expense	(54)	(762)

Income before income taxes	5,684	2,885

Provision for income taxes	2,666	1,324

Net income	$3,018	1,561

Basic and diluted earnings per common share	$.20	$.13

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted earnings per share	15,280	12,446

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income	$3,018	$1,561
Depreciation and amortization	2,730	2,344
Deferred income taxes	906	27
Other, net	165	101
Change in assets and liabilities:
Accounts receivable, net	(794)	1,173
Inventories, net	(2,083)	(1,000)
Accounts payable and accrued liabilities	(590)	(2,553)
Accounts with affiliates	961	637
Income taxes	21	160
Other, net	(298)	(11)

Net cash provided by operating activities	4,036	2,439

Cash flows from investing activities:
Capital expenditures	(855)	(1,434)
Proceeds on disposal of asset held for sale	-	250
Other, net	12	34

Net cash used in investing activities	(843)	(1,150)

Cash flows from financing activities:
Dividends	(1,909)	(1,560)
Treasury stock acquired	-	(496)
Issuance of common stock and other, net	79	-

Net cash used in financing activities	(1,830)	(2,056)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	1,363	(767)
Currency translation	(108)	515
Cash and cash equivalents at beginning of period	29,688	18,399

Cash and cash equivalents at end of period	$30,943	$18,147

Supplemental disclosures – cash paid for:
Interest	$6	$571
Income taxes	770	679

Non-cash investing and financing activity -
Accrual for capital expenditures	$-	$211

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2008

(In thousands)

(unaudited)
	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income-currency	Treasury	Total stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	stock	equity	income

Balance at December 31, 2007	$25	$100	$55,824	$37,080	$11,074	$-	$104,103

Net income	-	-	-	1,561	-	-	1,561	$1,561

Other comprehensive income, net	-	-	-	-	982	-	982	982

Treasury Stock:
Acquired	-	-	-	-	-	(496)	(496)	-
Retired	(1)	-	(495)			496	-	-

Cash dividends	-	-	-	(1,560)	-	-	(1,560)	-

Balance at March 31, 2008	$24	$100	$55,329	$37,081	$12,056	$-	$104,590

Comprehensive income								$2,543

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2008.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At March 31, 2008, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Refer to our 2007 Annual Report for a discussion of commitments and contingencies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries (NYSE: CIX), taken as a whole.

Note 2 - Business segment information:

	Three months ended March 31,
	2007	2008
	(In thousands)

Net sales:
Security Products	$19,778	$19,076
Furniture Components	19,435	17,753
Marine Components	4,338	3,691

Total net sales	$43,551	$40,520

Operating income (loss):
Security Products	$4,110	$3,239
Furniture Components	2,261	1,426
Marine Components	396	103
Corporate operating expenses	(1,331)	(1,237)

Total operating income	5,436	3,531

Other non-operating income, net	302	116
Interest expense	(54)	(762)

Income before income taxes	$5,684	$2,885

Note 3 - Inventories, net:

	December 31, 2007	March 31, 2008
	(In thousands)

Raw materials	$6,341	$7,633
Work in process	9,783	8,848
Finished products	8,153	8,571

Total	$24,277	$25,052

Note 4 - Accounts payable and accrued liabilities:

	December 31, 2007	March 31, 2008
	(In thousands)

Accounts payable	$7,139	$6,848
Accrued liabilities:
Employee benefits	7,196	5,242
Customer tooling	736	601
Taxes other than on income	572	487
Insurance	502	538
Professional	252	192
Reserve for uncertain tax positions	237	237
Other	1,018	1,055

Total	$17,652	$15,200

Note 5 - Provision for income taxes:

	Three months ended March 31,
	2007	2008
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,989	$1,010
Non–U.S. tax rates	(63)	(54)
Incremental U.S. tax on earnings of foreign subsidiaries	612	278
State income taxes and other, net	128	90

Total	$2,666	$1,324

We do not currently believe that our unrecognized tax benefits will change significantly within the next twelve months.

Note 6 – Stockholders’ equity

Share repurchases.  Our board of directors has previously authorized the repurchase of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.

During the first quarter of 2008, we purchased approximately 52,700 shares of our Class A common stock in market transactions for an aggregate of approximately $496,000.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At March 31, 2008 approximately 751,700 shares were available for purchase under prior repurchase authorizations.

Note 7 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with this filing, all of our fair value measurements are in compliance with SFAS No. 157, except for non financial assets and liabilities, which will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option – In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible terms at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first quarter of 2008; therefore, the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or March 31, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

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

We reported operating income of $3.5 million in the first quarter of 2008 compared to operating income of $5.4 million for the first quarter of 2007.  Our operating income decreased quarter over quarter primarily due to the effects of lower order rates from many of our customers relating to unfavorable economic conditions in North America, increased raw material costs and the effect of relative changes in foreign currency exchange rates.

Results of Operations

	Three months ended March 31,
	2007	%	2008	%
	(Dollars in thousands)

Net sales	$43,551	100.0%	$40,520	100.0%
Cost of goods sold	31,429	72.2	30,578	75.5

Gross margin	12,122	27.8	9,942	24.5

Operating costs and expenses	6,686	15.4	6,411	15.8

Operating income	$5,436	12.5%	$3,531	8.7%

Net sales.  Net sales decreased $3.0 million, or 7%, to $40.5 million in the first quarter of 2008 as compared to $43.6 million in the first quarter of 2007.  Net sales decreased principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales increased by 3% in the first quarter of 2008 compared to 2007.  As a result, gross margin decreased over the same period. The resulting decline in gross margin is primarily due to higher raw material costs and changes in product mix combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Operating costs and expenses.  Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses were comparable for the three months ended March 31, 2007 and 2008.

Operating income.  Operating income in the first quarter of 2008 decreased to $3.5 million compared to $5.4 million for the first quarter of 2007.  As a percentage of net sales, operating income decreased to 8.7% for the first quarter of 2008 from 12.5% for the first quarter of 2007 due to the impact on gross margins discussed above.

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

Increase (decrease)
Three months ended March 31, 2007 vs. 2008
(In thousands)

Impact on net sales	$ 670

Impact on operating income	(575)

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

Interest expense.  Interest expense increased approximately $708,000 for the period ending March 31, 2008 compared to the same period ending March 31, 2007.  The total increase in interest expense is related to our October 2007 repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock from an affiliate with a promissory note.

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 5 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election to not claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.  The election to not claim foreign tax credits is the primary reason our effective income tax rate in 2007 and 2008 is higher than the 35% U.S. federal statutory income tax rate.

Our effective income tax rate for the first quarter of 2008 did not vary significantly from the same period in 2007.  We currently expect our effective income tax rate for the remainder of 2008 will approximate our effective income tax rate for the three months ended March 31, 2008.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended March 31,		%
	2007	2008	Change
	(In thousands)

Net sales:
Security Products	$19,778	$19,076	(4%)
Furniture Components	19,435	17,753	(9%)
Marine Components	4,338	3,691	(15%)

Total net sales	$43,551	$40,520	(7%)

Gross margin:
Security Products	$6,535	$5,542	(15%)
Furniture Components	4,292	3,434	(20%)
Marine Components	1,295	966	(25%)

Total gross margin	$12,122	$9,942	(18%)

Operating income (loss):
Security Products	$4,110	$3,239	(21%)
Furniture Components	2,261	1,426	(37%)
Marine Components	396	103	(74%)
Corporate operating expenses	(1,331)	(1,237)	(7%)

Total operating income	$5,436	$3,531	(35%)

Security Products.  Security Products net sales decreased 4% to $19.1 million in the first quarter of 2008 compared to $19.8 million in the same period last year.  The decrease in sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sale price increases for certain products to mitigate the effect of higher raw material costs.  Gross margin percentage decreased from 33% in the first quarter of 2007 to 29% in the same period in 2008 due to a change in sales mix to a higher percentage of lower margin products and increased raw material costs.  As a result, operating income percentage for the Security Products segment decreased from 21% for the first quarter of 2007 to 17% for the first quarter of 2008.

Furniture Components.  Furniture Components net sales declined 9% to $17.8 million in the first quarter of 2008 compared to $19.4 million in the first quarter of 2007 primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sale price increases for certain products to mitigate the effect of higher raw material costs.  Gross margin percentage decreased from 22% in the first three months of 2007 to 19% in the first three months of 2008 due to less favorable sales mix and reduced coverage of fixed costs from lower sales volume and increased raw material costs. As a result, operating income decreased from $2.3 million in the first quarter of 2007 to $1.4 million in the first quarter of 2008.

Marine Components.  Marine Components net sales decreased during the first quarter of 2008 as compared to 2007 due to a general slowdown in the marine industry.  Gross margin percentage decreased from 30% in the first quarter of 2007 to 26% in the first quarter of 2008 and operating income percentage decreased from 9% to 3% in the first three months of 2008 compared to the same period in 2007.  The decreases in margin are the result of reduced coverage of fixed costs from lower sales volume.

Outlook.  Demand continues to slow across most product segments as customers react to the condition of the overall economy.  Asian sourced competitive pricing pressures are expected to continue to be a challenge for us.  We believe the impact of this environment will be mitigated through our on-going initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we may forego certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during 2008, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Consolidated Cash Flows -

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first three months of 2008 decreased by $1.6 million as compared to the first three months of 2007 due primarily to lower operating income of $1.9 million.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days sales’ outstanding was comparable at 44 days at December 31, 2007 and 43 days at March 31, 2008.  Our average number of days in inventory was 66 days at December 31, 2007 and 75 days at March 31, 2008.  The increase in days in inventory is primarily due to increased raw material costs and larger tactical spot market buys of raw material to mitigate the impact of expected raw material price increases.  For comparative purposes, our average days’ sales outstanding increased from 41 days at December 31, 2006 to 43 days at March 31, 2007.  Our average number of days in inventory was 57 days at December 31, 2006 and 69 days at March 31, 2007.

Investing activities.  Net cash used by investing activities totaled $843,000 in the first quarter of 2007 compared to net cash used by investing activities of $1.2 million in the first quarter of 2008 due primarily to the timing of capital expenditures.

Financing activities.  Net cash used by financing activities totaled $1.8 million and $2.1 million in the first quarter of 2007 and 2008, respectively.  In the first three months of 2008, we purchased 52,700 shares of our Class A common stock for an aggregate $496,000.  In addition, we paid quarterly dividends of $1.9 million and $1.6 million, or $.125 per share, in the first quarter of 2007 and 2008, respectively.

Debt obligations.  Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, the Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

Future Cash Requirements -

Liquidity.  Our primary source of liquidity on an ongoing basis is cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital or capital expenditure purposes and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily for short-term working capital needs or to fund capital expenditures.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business acquisitions.

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

At March 31, 2008, there were no amounts outstanding under our $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.

Capital Expenditures.  Firm purchase commitments for capital projects in process at March 31, 2007 approximated $2.6 million.  We expect to spend approximately $2.4 million during 2008, beginning in the second quarter, for the replacement of waste treatment equipment at our South Carolina facility.

Repurchase of Common Stock.  We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At April 29, 2008, we had approximately 677,947 shares available for repurchase of our common stock under previous authorizations.

Commitments and Contingencies.  There have been no material changes in our contractual obligations since we filed our 2007 Annual Report, and we refer you to the report for a complete description of these commitments.

Off balance sheet financing arrangements -

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Recent accounting pronouncements –

See Note 7 to the Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first quarter of 2008 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report.

Forward-Looking Information

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information.  Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.  Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the our other filings with the Securities and Exchange Commission.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future supply and demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs),
•	General global economic and political conditions, (such as changes in the level of gross domestic product in various regions of the world),
•	Demand for office furniture,
•	Service industry employment levels,
•	Demand for high performance marine components,
•	The possibility of labor disruptions,
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	Costs and expenses associated with compliance with certain requirements of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Possible future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Operating interruptions (including, but not limited to labor disputes, leaks, natural disasters, fires, explosions, unscheduled, or unplanned downtime and transportation interruptions); and
•	Government laws and regulations and possible changes therein.

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

ITEM 3.                      QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2007 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the three months ended March 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  See Note 6 to the Condensed Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2008.  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

January 1, 2008 to January 31, 2008	29,700	$9.62	29,700	774,700

February 1, 2008 to February 29, 2008	18,000	$9.42	18,000	756,700

March 1, 2008 to March 31, 2008	5,000	$8.04	5,000	751,700

	52,700		52,700

ITEM 6.	Exhibits.

31.1                      Certification

31.2                      Certification

32.1                      Certification

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request.  We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics and our Audit Committee Charter, each as approved by our Board of Directors on February 24, 2004 and August 5, 2005, respectively, upon request.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date:  May 2, 2008                                                                  By: /s/ Darryl R.Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer
  and Controller