Form 10-Q
period 2008-06-30
COMPX INTERNATIONAL INC
filed 2008-08-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on July 30, 2008:
Class A: 2,361,307
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2007	June 30, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$18,399	$18,181
Accounts receivable, net	20,447	20,162
Receivables from affiliates	223	318
Inventories, net	24,277	25,911
Prepaid expenses and other	1,392	2,234
Deferred income taxes	2,123	2,124
Current portion of note receivable	1,306	934

Total current assets	68,167	69,864

Other assets:
Goodwill	40,784	41,147
Other intangible assets	2,569	2,284
Note receivable	261	-
Assets held for sale	3,117	2,817
Other assets	666	81

Total other assets	47,397	46,329

Property and equipment:
Land	11,612	12,051
Buildings	38,990	39,538
Equipment	124,238	123,141
Construction in progress	2,659	3,172
	177,499	177,902

Less accumulated depreciation	105,348	106,296

Net property and equipment	72,151	71,606

Total assets	$187,715	$187,799

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	June 30, 2008
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$250	$750
Accounts payable and accrued liabilities	17,652	17,931
Interest payable to affiliate	559	451
Income taxes payable to affiliates	282	297
Income taxes	170	161

Total current liabilities	18,913	19,590

Noncurrent liabilities:
Note payable to affiliate	49,730	49,230
Deferred income taxes and other	14,969	14,400

Total noncurrent liabilities	64,699	63,630

Stockholders' equity:
Preferred stock	-	-
Class A common stock	25	24
Class B common stock	100	100
Additional paid-in capital	55,824	54,873
Retained earnings	37,080	37,664
Accumulated other comprehensive income	11,074	11,918

Total stockholders' equity	104,103	104,579

Total liabilities and stockholders’ equity	$187,715	$187,799

Commitments and contingencies (Notes 1 and 6)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(unaudited)

Net sales	$45,229	$43,708	$88,780	$84,228
Cost of goods sold	33,366	32,726	64,796	63,305

Gross margin	11,863	10,982	23,984	20,923

Selling, general and administrative expense	6,571	6,504	13,237	12,908

Other operating expense, net	688	11	706	19

Operating income	4,604	4,467	10,041	7,996

Other non-operating income, net	354	24	655	141
Interest expense	(48)	(504)	(102)	(1,266)

Income before income taxes	4,910	3,987	10,594	6,871

Provision for income taxes	2,261	1,863	4,927	3,186

Net income	$2,649	$2,124	$5,667	$3,685

Basic and diluted earnings per common share	$.17	$.17	$.37	$.30

Cash dividends per share	$.125	$.125	$.25	$.25

Shares used in the calculation of basic and diluted earnings per share	15,279	12,374	15,284	12,410

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income	$5,667	$3,685
Depreciation and amortization	5,480	4,677
Deferred income taxes	(1,537)	(647)
Other, net	235	496
Change in assets and liabilities:
Accounts receivable, net	(1,106)	180
Inventories, net	(3,565)	(2,137)
Accounts payable and accrued liabilities	246	84
Accounts with affiliates	99	(80)
Income taxes	(579)	(5)
Other, net	400	(895)

Net cash provided by operating activities	5,340	5,358

Cash flows from investing activities:
Capital expenditures	(5,477)	(3,431)
Cash collected on note receivable	1,306	1,306
Proceeds on disposal of asset held for sale and other, net	42	250

Net cash used in investing activities	(4,129)	(1,875)

Cash flows from financing activities:
Dividends paid	(3,820)	(3,101)
Treasury stock acquired	-	(1,006)
Issuance of common stock and other, net	204	(56)

Net cash used in financing activities	(3,616)	(4,163)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(2,405)	(680)
Currency translation	695	462
Cash and cash equivalents at beginning of period	29,688	18,399

Cash and cash equivalents at end of period	$27,978	$18,181

Supplemental disclosures – cash paid for:
Interest	$56	$1,305
Income taxes, net	6,938	4,096

Non-cash investing activities:
Accrual for capital expenditures	$1,232	$293

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2008

(In thousands)

(unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive income-currency	Treasury	Total stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	stock	equity	income

Balance at December 31, 2007	$25	$100	$55,824	$37,080	$11,074	$-	$104,103

Net income	-	-	-	3,685	-	-	3,685	$3,685

Other comprehensive income, net	-	-	-	-	844	-	844	844

Issuance of common stock and other, net	-	-	54	-	-	-	54	-

Treasury stock:
Acquired	-	-	-	-	-	(1,006)	(1,006)	-
Retired	(1)	-	(1,005)	-	-	1,006	-	-

Cash dividends	-	-	-	(3,101)	-	-	(3,101)	-

Balance at June 30, 2008	$24	$100	$54,873	$37,664	$11,918	$-	$104,579

Comprehensive income								$4,529

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Note 1 -  Organization and basis of presentation:

Organization – We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2008. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At June 30, 2008, (i) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 93% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Refer to our 2007 Annual Report for a discussion of commitments and contingencies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 -  Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands)
Net sales:
Security Products	$20,169	$20,189	$39,947	$39,265
Furniture Components	19,861	19,731	39,295	37,484
Marine Components	5,199	3,788	9,538	7,479

Total net sales	$45,229	$43,708	$88,780	$84,228

Operating income:
Security Products	$3,899	$3,357	$8,010	$6,596
Furniture Components	1,680	2,370	3,943	3,795
Marine Components	722	165	1,117	268
Corporate operating expense	(1,697)	(1,425)	(3,029)	(2,663)

Total operating income	4,604	4,467	10,041	7,996

Other non-operating income, net	354	24	655	141
Interest expense	(48)	(504)	(102)	(1,266)

Income before income taxes	$4,910	$3,987	$10,594	$6,871

Note 3 - Inventories, net:

	December 31, 2007	June 30, 2008
	(In thousands)

Raw materials	$6,341	$9,156
Work in progress	9,783	9,204
Finished products	8,153	7,551

Total	$24,277	$25,911

Note 4 - Accounts payable and accrued liabilities:

	December 31, 2007	June 30, 2008
	(In thousands)

Accounts payable	$7,139	$8,712
Accrued liabilities:
Employee benefits	7,196	6,122
Customer tooling	736	591
Taxes other than on income	572	598
Insurance	502	524
Professional fees	252	285
Reserve for uncertain tax positions	237	-
Other	1,018	1,099

Total	$17,652	$17,931

Note 5 - Provision for income taxes:

	Six months ended June 30,
	2007	2008
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$3,708	$2,405
Non–U.S. tax rates	(108)	(116)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	1,094	696
State income taxes and other, net	233	201

Total	$4,927	$3,186

Note 6 – Stockholders’ equity:

Share repurchases.  Our board of directors has previously authorized the repurchase of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We may use cash on hand or debt to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.

During the first six months of 2008, we purchased approximately 126,000 shares of our Class A common stock in market transactions for an aggregate of approximately $1.0 million in cash.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At June 30, 2008 approximately 678,000 shares were available for purchase under the repurchase authorization.

Note 7 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with the first quarter of 2008, all of our fair value measurements are in compliance with SFAS No. 157, except for non financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option – In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first six months of 2008; therefore, the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or June 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

GAAP Hierarchy – In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69, and accordingly, this standard, when adopted, will not have any effect on our Consolidated Financial Statements.  The effective date of this standard has not yet been determined.

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

We reported operating income of $4.5 million in the second quarter of 2008 compared to $4.6 million in the same period of 2007.  Operating income was $8.0 million for the six-month period ended June 30, 2008 compared to $10.0 million for the comparable period of 2007.  Our operating income decreased in 2008 as compared to the same periods in 2007 primarily due to the effects of lower order rates from many of our customers resulting from unfavorable economic conditions in North America, increased raw material costs and the effect of relative changes in foreign currency exchange rates.

Results of Operations

	Three months ended June 30,
	2007	%	2008	%
	(Dollars in thousands)
Net sales	$45,229	100.0%	$43,708	100.0%
Cost of goods sold	33,366	73.8	32,726	74.9

Gross margin	11,863	26.2	10,982	25.1

Operating costs and expenses	7,259	16.0	6,515	14.9

Operating income	$4,604	10.2%	$4,467	10.2%

	Six months ended June 30,
	2007	%	2008	%
	(Dollars in thousands)
Net sales	$88,780	100.0%	$84,228	100.0%
Cost of goods sold	64,796	73.0	63,305	75.2

Gross margin	23,984	27.0	20,923	24.8

Operating costs and expenses	13,943	15.7	12,927	15.3

Operating income	$10,041	11.3%	$7,996	9.5%

Net sales.  Net sales decreased 3% and 5%, respectively, in the second quarter and first six months of 2008 compared to the same periods in 2007.  Net sales decreased principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of goods sold and gross margin.  Cost of goods sold decreased in both the second quarter and first six months of 2008 as compared to the same periods in 2007 due to decreased sales volumes.  As a percentage of sales, our gross margin decreased 1% and 2% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007 primarily due to higher raw material costs, not all of which could be recovered through sales price increases or surcharges, and changes in product mix (primarily in the  Security Products segment), combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Operating costs and expenses.  Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased approximately 1% quarter over quarter from 2007 to 2008 and were comparable for the year to date comparative period.  The decrease in operating costs and expenses for the quarter is primarily the result of foreign exchange losses recognized in the second quarter of 2007 which were approximately $680,000 more than the foreign exchange losses recognized in the second quarter of 2008.  Excluding foreign exchange losses, operating costs and expenses were comparable quarter over quarter.

Operating income.  Operating income as a percentage of sales for the second quarter of 2008 was flat compared to the second quarter of 2007.  Operating income as a percentage of sales decreased approximately 2% in the first six months of 2008 compared to the first six months of 2007 due to the decline in sales and gross margin discussed above.

Currency.  Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are primarily denominated in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our Furniture Component segment’s net sales and operating income in 2008 as compared to 2007:

	Increase (decrease)
	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	(In thousands)

Impact on net sales	$341	$1,011

Impact on operating income	215	(360)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income for the six-month period results from the U.S. dollar denominated sales of non-U.S. operations converting into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are primarily denominated in local currency.  The negative impact on the six-month comparison was partially offset by lower currency exchange losses in the second quarter of 2008 as compared to 2007.  This also resulted in the net positive impact of currency on second quarter operating income.

Interest expense.  Interest expense increased by approximately $456,000 and $1.2 million for the three month and six month periods ending June 30, 2008 compared to the same periods ending June 30, 2007, respectively.  The total increase in interest expense is related to our October 2007 repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock from an affiliate with a promissory note.  We expect interest expense to continue to be higher in 2008 due to the addition of this debt.

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 5 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election not to claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.  The election to not claim foreign tax credits is the primary reason our effective income tax rate in 2007 and 2008 is higher than the 35% U.S. federal statutory income tax rate.

Our effective income tax rate for the second quarter and the first six months of 2008 was 47% and 46%, respectively, as compared to our effective income tax rates for the same periods in 2007 of 46% and 47%, respectively.  We currently expect our effective income tax rate for the remainder of 2008 to approximate our effective income tax rate for the six months ended June 30, 2008.

Segment Results

The key performance indicator for our segments is the level of their operating income margins.

	Three months ended June 30,			Six months ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in thousands)

Net sales:
Security Products	$20,169	$20,189	0%	$39,947	$39,265	(2%)
Furniture Components	19,861	19,731	(1%)	39,295	37,484	(5%)
Marine Components	5,199	3,788	(27%)	9,538	7,479	(22%)

Total net sales	$45,229	$43,708	(3%)	$88,780	$84,228	(5%)

Gross margin:
Security Products	$6,193	$5,660	(9%)	$12,728	$11,200	(12%)
Furniture Components	4,060	4,383	8%	8,357	7,817	(6%)
Marine Components	1,610	939	(42%)	2,899	1,906	(34%)

Total gross margin	$11,863	$10,982	(7%)	$23,984	$20,923	(13%)

Operating income:
Security Products	$3,899	$3,357	(14%)	$8,010	$6,596	(18%)
Furniture Components	1,680	2,370	41%	3,943	3,795	(4%)
Marine Components	722	165	(77%)	1,117	268	(76%)
Corporate operating expense	(1,697)	(1,425)	(16%)	(3,029)	(2,663)	(12%)

Total operating income	$4,604	$4,467	(3%)	$10,041	$7,996	(20%)

Security Products.  Security Products net sales were flat in the second quarter of 2008 compared to the same period of last year, and decreased 2% in the first six months of 2008 compared to the same period in the prior year.  The decrease in sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sale price increases for certain products to mitigate the effect of higher raw material costs.  As a percentage of net sales, both our gross margin and operating income percentages decreased 3% in each of the second quarter and first six months of 2008 compared to the same periods in 2007. The decrease in gross margin and operating income percentage is primarily due to a change in sales mix to a higher percentage of lower margin products and increased raw material costs.

Furniture Components.  Furniture Components net sales declined 1% in the second quarter of 2008 and declined 5% in the first six months of 2008 compared to the same periods in 2007.  The decline in net sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  Furniture Components gross margin percentage increased approximately 2% in the second quarter of 2008 compared to the same period in 2007 and was flat for the comparative six month periods.  Operating income percentage increased approximately 4% in the second quarter of 2008 compared to the second quarter of 2007 and was flat for the comparative six month periods. The increase in the gross margin and operating income percentages for the quarter are primarily the net result of cost reductions implemented in 2007 in response to lower sales volumes and increased raw material costs.

Marine Components.  Marine Components net sales decreased 27% during the second quarter of 2008 as compared to the same period in 2007, and declined 22% in the first six months of 2008 compared to the same period in the prior year primarily due to a general slowdown in the marine industry.  Gross margin percentage decreased 6% and 5% in the second quarter and first six months of 2008, compared to the same periods in the prior year, respectively.  Operating income percentage decreased 10% and 8% in the second quarter and six month periods of 2008 compared to the same periods in 2007, respectively.  The decreases in gross margin and operating income percentages are the result of reduced coverage of fixed costs from lower sales volume.

Outlook.  Demand continues to be slow across most product segments as customers react to the condition of the overall economy.  However, we are experiencing a greater softness in demand in the industries that we serve which is directly connected to lower consumer spending, as further explained below.

•
Our Security Products segment is the least affected by the softness in consumer demand, as their products are sold to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand may be fairly stable for this business segment, it is unclear as to when sales growth will return.

•
Our Furniture Components segment sales are primarily concentrated in the office furniture, toolbox, home appliance and a number of other industries.  Several of these industries are more directly affected by consumer demand than those served by our Security Products segment.  We expect many of the markets served by Furniture Components to continue to experience low demand in the short term.

•
Our Marine segment has been affected the most by the slowing economy as the decrease in consumer confidence, the decline in home values, a tighter credit market and higher fuel costs have resulted in a significant reduction in consumer spending in the marine market.  The marine market is not currently expected to recover until consumer confidence returns and home values stabilize.  A continued under performance of the marine market over the next twelve to eighteen months could negatively impact our required annual impairment evaluation of the goodwill allocated to the Marine segment.  An adverse outcome from the evaluation could directly affect operating earnings.

While changes in market demand are not within our control, we are focused on the areas that we can impact.  Our lean manufacturing and cost cutting initiatives are expected to continue to improve our productivity and result in a more efficient infrastructure that can be leveraged when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of our raw materials is ongoing.  We currently expect this to be a challenge for the remainder of 2008.  We may not be able to fully recover these costs through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Consolidated cash flows -

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in our operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities for the first six months of 2008 was comparable to the first six months of 2007 due primarily to the net effects of the following items:

•	Lower operating income in 2008 of $2.0 million;
•	Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $2.6 million in 2008 due primarily to relative changes in our receivable and inventory levels;
•	Lower cash paid for income taxes in 2008 of $2.8 million due to our lower earnings in 2008; and
•	Higher cash paid for interest in 2008 of $1.2 million due to the October issuance of our promissory note to an affiliate.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’ sales outstanding (“DSO”) decreased from 44 days at December 31, 2007 to 42 days at June 30, 2008 due to timing of collections at the end of June.  For comparative purposes, our average DSO increased from 41 days at December 31, 2006 to 44 days at June 30, 2007.  Our average number of days in inventory (“DII”) was 66 days at December 31, 2007 and 72 days at June 30, 2008.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at June 30, 2008 combined with lower sales.  Additionally, our raw material balance is higher as a result of purchasing higher than normal quantities to mitigate the impact of expected future cost increases.  For comparative purposes, our average DII increased from 57 to 70 days at December 31, 2006 and June 30, 2007, respectively, primarily due to the higher cost of commodity raw materials at June 30, 2007.

Investing activities.  Net cash used in investing activities totaled $4.1 million in the first six months of 2007 compared to $1.9 million used in the first six months of 2008 primarily due to the timing of capital expenditures.

Financing activities.  Net cash used in financing activities totaled $3.6 million and $4.2 million for the six months ended June 30, 2007 and 2008, respectively.  In the first six months of 2008, we purchased approximately 126,000 shares of our Class A common stock for an aggregate $1.0 million. In addition, we paid aggregate quarterly dividends of $3.8 million and $3.1 million, or $.25 per share, in each of the first six months of 2007 and 2008, respectively.

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

At June 30, 2008, there were no amounts outstanding under our $50 million revolving credit facility that matures in January 2009, and the entire balance was available for future borrowings.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2008 approximated $2.2 million.  We expect to spend approximately $1.7 million in the remainder of 2008 to complete the replacement of waste treatment equipment at our South Carolina facility.

Repurchase of common stock.  We have in the past, and may in the future, make repurchases of our common stock in the market or privately-negotiated transactions.  At July 24, 2008, we had approximately 678,000 shares available for repurchase of our common stock under authorizations approved by the board of directors.

Commitments and contingencies.  There have been no material changes in our contractual obligations since we filed our 2007 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Recent accounting pronouncements –

See Note 7 to the Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2008 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report.

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

ITEM 3.      QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There has been no material changes in these market risks during the first six months of 2008.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2007 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first six months of 2008.

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

The following table discloses certain information regarding the shares of our common stock we purchased during the second quarter of 2008.  All of these purchases were made in April under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of a publicly-announced plan	Maximum number of shares that may yet be purchased under the publicly-announced plan at end of period

April 1, 2008 to April 30, 2008	73,753	$6.92	73,753	677,947

ITEM 4.             Submission of Matter to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on May 28, 2008.  Paul M. Bass, Jr., David A. Bowers, Norman S. Edelcup, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes “For” their election from at least 99% of the approximately 12.4 million votes eligible to be cast at the Annual Meeting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:  August 1, 2008                                                                  By: /s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer
  and Controller