Form 10-Q
period 2008-09-30
COMPX INTERNATIONAL INC
filed 2008-10-31
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Number of shares of common stock outstanding on October 28, 2008:
Class A:    2,361,307
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2007	September 30, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$18,399	$12,637
Accounts receivable, net	20,447	21,019
Receivables from affiliates	223	311
Inventories, net	24,277	25,441
Prepaid expenses and other	1,392	2,211
Deferred income taxes	2,123	2,122
Current portion of note receivable	1,306	939

Total current assets	68,167	64,680

Other assets:
Goodwill	40,784	31,000
Other intangible assets	2,569	2,137
Assets held for sale	3,117	3,467
Other assets	927	77

Total other assets	47,397	36,681

Property and equipment:
Land	11,612	11,703
Buildings	38,990	38,520
Equipment	124,238	119,123
Construction in progress	2,659	4,070
	177,499	173,416

Less accumulated depreciation	105,348	103,503

Net property and equipment	72,151	69,913

Total assets	$187,715	$171,274

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	September 30, 2008
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$250	$750
Accounts payable and accrued liabilities	17,652	18,853
Interest payable to affiliate	559	451
Income taxes payable to affiliates	282	215
Income taxes	170	571

Total current liabilities	18,913	20,840

Noncurrent liabilities:
Note payable to affiliate	49,730	42,230
Deferred income taxes and other	14,969	13,865

Total noncurrent liabilities	64,699	56,095

Stockholders' equity:
Preferred stock	-	-
Class A common stock	25	24
Class B common stock	100	100
Additional paid-in capital	55,824	54,873
Retained earnings	37,080	28,628
Accumulated other comprehensive income	11,074	10,714

Total stockholders' equity	104,103	94,339

Total liabilities and stockholders’ equity	$187,715	$171,274

Commitments and contingencies (Notes 1 and 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(unaudited)

Net sales	$46,389	$43,909	$135,169	$128,137
Cost of goods sold	34,435	32,688	99,232	95,993

Gross margin	11,954	11,221	35,937	32,144

Selling, general and administrative expense	6,477	6,316	19,714	19,224
Goodwill impairment	-	9,881	-	9,881
Facility consolidation expense	808	-	808	-
Other operating income (expense), net	(399)	35	(1,106)	16

Operating income (loss)	4,270	(4,941)	14,309	3,055

Other non-operating income, net	272	53	929	194
Interest expense	(49)	(507)	(151)	(1,773)

Income (loss) before income taxes	4,493	(5,395)	15,087	1,476

Provision for income taxes	1,677	2,094	6,604	5,280

Net income (loss)	$2,816	$(7,489)	$8,483	$(3,804)

Basic and diluted earnings (loss) per common share	$.18	$(.61)	$.56	$(.31)

Cash dividends per share	$.125	$.125	$.375	$.375

Shares used in the calculation of basic and diluted earnings per share	15,277	12,361	15,281	12,394

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$8,483	$(3,804)
Depreciation and amortization	8,227	6,977
Goodwill impairment	-	9,881
Deferred income taxes	(3,769)	(739)
Other, net	353	675
Change in assets and liabilities:
Accounts receivable, net	561	(849)
Inventories, net	(4,390)	(1,891)
Accounts payable and accrued liabilities	1,598	1,077
Accounts with affiliates	121	(156)
Income taxes	(1,129)	412
Other, net	(552)	(951)

Net cash provided by operating activities	9,503	10,632

Cash flows from investing activities:
Capital expenditures	(9,836)	(5,393)
Cash collected on note receivable	1,306	1,306
Proceeds on disposal of asset held for sale and other, net	48	255

Net cash used in investing activities	(8,482)	(3,832)

Cash flows from financing activities:
Principal payments on note payable to affiliate	-	(7,000)
Dividends paid	(5,726)	(4,647)
Treasury stock acquired	(2,194)	(1,006)
Issuance of common stock	1,372	-
Other, net	73	(56)

Net cash used in financing activities	(6,475)	(12,709)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(5,454)	(5,909)
Currency translation	924	147
Cash and cash equivalents at beginning of period	29,688	18,399

Cash and cash equivalents at end of period	$25,158	$12,637

Supplemental disclosures – cash paid for:
Interest	$82	$1,789
Income taxes, net	11,308	6,177

Non-cash investing activities:
Accrual for capital expenditures	$1,195	$169

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Nine months ended September 30, 2008

(In thousands)

(unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive income-currency	Treasury	Total stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	stock	equity	loss

Balance at December 31, 2007	$25	$100	$55,824	$37,080	$11,074	$-	$104,103

Net loss	-	-	-	(3,804)	-	-	(3,804)	$(3,804)

Other comprehensive loss, net	-	-	-	-	(361)	-	(361)	(361)

Issuance of common stock and other, net	-	-	54	-	-	-	54	-

Treasury stock:
Acquired	(1)	-	(1,005)	-	-	1,006	-	-
Retired	-	-	-	-	-	(1,006)	(1,006)	-

Cash dividends	-	-	-	(4,647)	-	-	(4,647)	-

Balance at September 30, 2008	$24	$100	$54,873	$28,629	$10,713	$-	$94,339

Comprehensive loss								$(4,165)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2008. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At September 30, 2008, (i) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 94% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the goodwill impairment discussed in Note 4) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.  Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Refer to our 2007 Annual Report for a discussion of commitments and contingencies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
Net sales:
Security Products	$20,869	$20,189	$60,816	$59,454
Furniture Components	21,725	20,915	61,019	58,399
Marine Components	3,795	2,805	13,334	10,284

Total net sales	$46,389	$43,909	$135,169	$128,137

Operating income (loss):
Security Products	$3,175	$3,557	$11,184	$10,153
Furniture Components	2,296	2,944	6,238	6,739
Marine Components	73	(10,101)	1,190	(9,834)
Corporate operating expense	(1,274)	(1,341)	(4,303)	(4,003)

Total operating income (loss)	4,270	(4,941)	14,309	3,055

Other non-operating income, net	272	53	929	194
Interest expense	(49)	(507)	(151)	(1,773)

Income (loss) before income taxes	$4,493	$(5,395)	$15,087	$1,476

Marine Components operating loss in the 2008 periods includes a third quarter goodwill impairment charge of $9.9 million.  See Note 4.  Primarily as a result of the goodwill impairment charge, the total assets of the Marine Components unit decreased from $26.4 million at December 31, 2007 to $16.0 million at September 30, 2008.

Note 3 – Inventories, net:

	December 31, 2007	September 30, 2008
	(In thousands)

Raw materials	$6,341	$8,477
Work in progress	9,783	9,061
Finished products	8,153	7,903

Total	$24,277	$25,441

Note 4 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in Statement of Financial Accounting Standard (“SFAS”) No. 142¸ Goodwill and Other Intangible Assets) which corresponds to our operating segments.  In accordance with the requirements of SFAS No. 142, we test for goodwill impairment at each of our three reporting units during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows will be a Level 3 input as defined by SFAS No. 157 (although SFAS No. 157 is not in effect with respect to estimating the fair value of a reporting unit under SFAS No. 142, until January 1, 2009).  See Note 9.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

During the third quarter of 2008, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit.  We used a discounted cash flow methodology in determining the estimated fair value of our Marine Components reporting unit.  The factors that led us to conclude goodwill associated with our Marine Components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  When we performed this analysis in the third quarter, we also reviewed the goodwill associated with our Security Products and Furniture Components reporting units and concluded there was no impairment of the goodwill for those reporting units.

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2007	September 30, 2008
	(In thousands)

Accounts payable	$7,139	$8,083
Accrued liabilities:
Employee benefits	7,196	7,518
Customer tooling	736	602
Taxes other than on income	572	825
Insurance	502	434
Professional fees	252	331
Reserve for uncertain tax positions	237	-
Other	1,018	1,060

Total	$17,652	$18,853

Note 6 – Provision for income taxes:

	Nine months ended September 30,
	2007	2008
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$5,280	$517
No income tax benefit on goodwill impairment	-	3,458
Non–U.S. tax rates	(169)	(199)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	1,198	1,385
Reserve for uncertain tax positions	-	(221)
State income taxes, net	517	564
Other, net	(222)	(224)

Total	$6,604	$5,280

The goodwill impairment is not deductible for income tax purposes, and therefore we do not recognize an income tax benefit related to the charge.  Pursuant to the expiration of certain statute of limitations, we released the balance of our FIN 48 liability in the third quarter.

Note 7 – Note payable to affiliate:

At December 31, 2007, $50.0 million was outstanding under our promissory note to Titanium Metals Corporation (“TIMET”), of which $250,000 was classified as a current liability.  The promissory note bears interest at LIBOR plus 1% (5.98% and 3.78% at December 31, 2007 and September 30, 2008, respectively) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  The promissory note is subordinated to our U.S. revolving bank credit agreement.  We may make prepayments on the promissory note payable to TIMET at any time, in any amount, without penalty.  During the third quarter of 2008, we prepaid approximately $7.0 million of the promissory note.  At September 30, 2008, $43 million was outstanding under the promissory note, of which $750,000 was classified as a current liability.

Note 8 – Stockholders’ equity:

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

During 2008, we purchased approximately 126,000 shares of our Class A common stock in market transactions for an aggregate of approximately $1.0 million in cash.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At September 30, 2008 approximately 678,000 shares were available for purchase under the repurchase authorization.

Note 9 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with the first quarter of 2008, all of our fair value measurements are in compliance with SFAS No. 157, except for non financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009 (such as periodic goodwill impairment analyses).  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option – In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore, the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or September 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

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

We reported an operating loss of $4.9 million in the third quarter of 2008 compared to operating income of $4.3 million in the same period of 2007.  Operating income was $3.1 million for the nine-month period ended September 30, 2008 compared to $14.3 million for the comparable period of 2007.  Our third quarter and year-to-date 2008 results include a $9.9 million goodwill impairment charge related to our Marine Components reporting unit.  See Note 4 to the Condensed Consolidated Financial Statements.

The goodwill impairment charge has no impact on our liquidity, cash flows from operating activities, or debt covenants, and does not have any impact on future operations.  In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we have disclosed below our operating income, excluding the impact of the goodwill impairment charge, which is a non-GAAP measure that is used by our management to assess the performance of our operations.  We believe the disclosure of operating income, exclusive of the goodwill impairment charge, provides useful information to investors because it allows investors to analyze the performance of our operations in the same way that our management assesses performance.

	Operating income (loss)
	Including the effect of the goodwill impairment charge	Goodwill impairment	Excluding the effect of the goodwill impairment charge
	(GAAP)	charge	(Non-GAAP)
	(Dollars in thousands)
Three months ended September 30, 2008:
Operating income (loss)	$(4,941)	$9,881	$4,940

Nine months ended September 30, 2008:
Operating income	$3,055	$9,881	$12,936

Excluding the goodwill impairment charge, we reported operating income of $4.9 million and $12.9 million for the three and nine month periods ended September 30, 2008, respectively, a 16% increase over the comparative 2007 quarter and a 10% decrease for the year-to-date comparative nine month period.  The increase in operating income, excluding the goodwill impairment charge, for the third quarter is primarily the net result of facility consolidation costs incurred during the third quarter of 2007, cost reductions and improved product mix in 2008. The decrease in operating income, excluding the goodwill impairment charge, for the year-to-date period is primarily due to the effects of lower order rates from many of our customers resulting from unfavorable economic conditions in North America, and increased raw material costs partially offset by facility consolidation costs incurred during the third quarter of 2007.

Results of Operations

	Three months ended September 30,
	2007	%	2008	%
	(Dollars in thousands)
Net sales	$46,389	100.0%	$43,909	100.0%
Cost of goods sold	34,435	74.2	32,688	74.4

Gross margin	11,954	25.8	11,221	25.6

Operating costs and expenses	7,684	16.6	6,281	14.3
Goodwill impairment	-	-	9,881	22.5

Operating income (loss)	$4,270	9.2%	$(4,941)	(11.2)%

	Nine months ended September 30,
	2007	%	2008	%
	(Dollars in thousands)
Net sales	$135,169	100.0%	$128,137	100.0%
Cost of goods sold	99,232	73.4	95,993	74.9

Gross margin	35,937	26.6	32,144	25.0

Operating costs and expenses	21,628	16.0	19,208	15.0
Goodwill impairment	-	-	9,881	7.7

Operating income	$14,309	10.6%	$3,055	2.4%

Net sales.  Net sales decreased 5% in each of the third quarter and first nine months of 2008 compared to the same periods in 2007.  Net sales decreased principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of goods sold and gross margin.  Cost of goods sold decreased in both the third quarter and first nine months of 2008 as compared to the same periods in 2007 due to decreased sales volumes.  As a percentage of sales, our gross margin was flat for the quarter and decreased approximately 2% for the first nine months of 2008 compared to the same periods in 2007.   These effects on gross margin are primarily due to higher raw material costs, not all of which could be recovered through sales price increases or surcharges, combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Operating costs and expenses.  Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased approximately 2% and 1% for the quarter and nine month comparative periods.  The decrease in operating costs and expenses for the quarter and year-to-date periods primarily relates to an additional $808,000 in expenses recorded in the third quarter of 2007 for the consolidation of three of our northern Illinois facilities into one facility. We also recorded higher foreign exchange losses in 2007 versus 2008 of approximately $417,000 and $1.1 million for the three and nine month comparative periods, respectively.

Goodwill impairment.  During the third quarter of 2008, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit.  See Note 4 to the Condensed Consolidated Financial Statements.

Operating income.  Excluding the goodwill impairment charge discussed above, operating income as a percentage of sales increased 2% for the third quarter of 2008 as compared to the third quarter of 2007.  The increase in operating income as a percentage of sales for the quarter is primarily the result of facility consolidation costs incurred during the third quarter of 2007, cost reductions and improved product mix.  Excluding the goodwill impairment charge, operating income as a percentage of sales was flat for the comparative nine-month periods.

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

	Increase (decrease)
	Three months ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	(In thousands)

Impact on net sales	$34	$1,045

Impact on operating income	300	(60)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income for the nine-month period results from the U.S. dollar denominated sales of non-U.S. operations converting into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are primarily denominated in local currency.  The negative impact on the nine-month comparison was partially offset by lower currency exchange losses in the third quarter of 2008 as compared to 2007.  This also resulted in the net positive impact of currency on third quarter operating income.

Interest expense.  Interest expense increased by approximately $458,000 and $1.6 million for the three month and nine month periods ending September 30, 2008 compared to the same periods ending September 30, 2007, respectively.  The total increase in interest expense is related to our October 2007 repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock from an affiliate with a promissory note.  We expect interest expense to continue to be higher in 2008 due to the addition of this debt.

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 6 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election not to claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.  The election to not claim foreign tax credits is the primary reason our effective income tax rate in 2007 and 2008 is higher than the 35% U.S. federal statutory income tax rate.

Excluding the goodwill impairment charge, our effective income tax rate for the third quarter and the first nine months of 2008 was 47% and 46%, respectively, as compared to our effective income tax rates for the same periods in 2007 of 37% and 44%, respectively.  The goodwill impairment charge is not deductible for income tax purposes, and therefore we did not recognize an income tax benefit for financial reporting purposes related to the charge.  Pursuant to the expiration of certain statute of limitations, we released the balance of our FIN 48 liability in the third quarter.  We currently expect our effective income tax rate for the remainder of 2008, excluding the impact of the goodwill impairment charge, to approximate our effective income tax rate for the nine months ended September 30, 2008.

Segment Results

The key performance indicator for our segments is the level of their operating income margins.

	Three months ended September 30,			Nine months ended September 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in thousands)

Net sales:
Security Products	$20,869	$20,189	(3.3%)	$60,816	$59,454	(2.2%)
Furniture Components	21,725	20,915	(3.7%)	61,019	58,399	(4.3%)
Marine Components	3,795	2,805	(26.1%)	13,334	10,284	(22.9%)

Total net sales	$46,389	$43,909	(5.3%)	$135,169	$128,137	(5.2%)

Gross margin:
Security Products	$5,750	$5,790	0.7%	$18,477	$16,991	(8.0%)
Furniture Components	4,565	4,901	7.4%	12,921	12,719	(1.6%)
Marine Components	950	530	(44.2%)	3,850	2,435	(36.8%)

Total gross margin	$11,265	$11,221	0.4%	$35,248	$32,145	(8.8%)

Operating income:
Security Products	$3,175	$3,557	12.0%	$11,184	$10,153	(9.2%)
Furniture Components	2,296	2,944	28.2%	6,238	6,739	8.0%
Marine Components	73	(10,101)	n.m.	1,190	(9,834)	n.m.
Corporate operating expense	(1,274)	(1,341)	5.3%	(4,303)	(4,003)	(7.0%)

Total operating income (loss)	$4,270	$(4,941)	(215.7%)	$14,309	$3,055	(78.6%)

Gross margin as a percentage of net sales:
Security Products	27.6%	28.7%		30.4%	28.6%
Furniture Components	21.0%	23.4%		21.2%	21.8%
Marine Components	25.0%	18.9%		28.9%	23.7%

Operating income as a percentage of net sales:
Security Products	15.2%	17.6%		18.4%	17.1%
Furniture Components	10.6%	14.1%		10.2%	11.5%
Marine Components	1.9%	n.m.		8.9%	n.m.

n.m. = not meaningful

Security Products.  Security Products net sales decreased 3% in the third quarter of 2008 compared to the same period of last year, and decreased 2% in the first nine months of 2008 compared to the same period in the prior year.  The decrease in sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  As a percentage of net sales, our gross margin increased approximately 1% for the quarter and decreased approximately 2% for the nine month comparative period.  The increase for the quarter is primarily related to improved product mix during the third quarter of 2008.  Operating income as a percentage of net sales increased 2% for the quarter and decreased 1% for the year.  The increase for the quarter is the result of $808,000 in facility consolidation costs recorded in the third quarter of 2007.  The decrease in gross margin and operating income as a percentage of sales for the year to date periods is primarily due to a change in sales mix to a higher percentage of lower margin products and increased raw material costs during the first half of the year.

Furniture Components.  Furniture Components net sales declined 4% in both the third quarter and the first nine months of 2008 compared to the same periods in 2007.  The decline in net sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  Furniture Components gross margin percentage increased approximately 2% and 1% in the third quarter and nine month period of 2008, respectively, compared to the same periods in 2007.  Operating income percentage increased approximately 4% and 1% in the third quarter and nine month period of 2008 compared to the same periods in 2007. The increase in the gross margin and operating income percentages for the quarter are primarily the net result of cost reductions implemented in 2007 and 2008 in response to lower sales volumes and increased raw material costs.

Marine Components.  Marine Components net sales decreased 26% during the third quarter of 2008 as compared to the same period in 2007, and declined 23% in the first nine months of 2008 compared to the same period in the prior year primarily due to a general slowdown in the marine industry.  Gross margin percentage decreased 6% and 5% in the third quarter and first nine months of 2008, compared to the same periods in the prior year, respectively.  Operating income for the Marine Components segment includes a goodwill impairment charge of approximately $9.9 million as a result of our third quarter goodwill evaluation analysis.  Excluding the goodwill impairment charge, operating income percentage decreased 10% and 9% in the third quarter and nine month periods of 2008 compared to the same periods in 2007, respectively.  The decreases in gross margin and operating income percentages are the result of reduced coverage of fixed costs from lower sales volume.

Outlook.  Demand continues to be slow across all product segments as customers react to the condition of the overall economy.  However, we are experiencing a greater softness in demand in the industries that we serve which are more directly connected to lower consumer spending, as further explained below.

•
Our Security Products segment is the least affected by the softness in consumer demand, because we sell products to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand within this segment is not as affected by softness in the overall economy, we expect sales to be lower in the short term.

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

While changes in market demand are not within our control, we are focused on the areas that we can impact.  We expect our lean manufacturing and cost cutting initiatives to continue to improve our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect this to be a challenge for the remainder of 2008.  We may not be able to fully recover these costs through price increases or surcharges due to the competitive nature of the markets we serve.

Liquidity and Capital Resources

Consolidated cash flows -

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in our operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities for the first nine months of 2008 increased by $1.1 million compared to the first nine months of 2007 due primarily to the net effects of the following items:

•	Lower operating income in 2008 of $1.4 million (exclusive of the $9.9 million goodwill impairment charge);
•	Lower depreciation and amortization in 2008 of $1.3 million;
•
Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $1.4 million in 2008 due primarily to relative changes in our inventory levels and income tax accruals;

•	Lower cash paid for income taxes in 2008 of $5.1 million due to lower earnings in 2008; and
•	Higher cash paid for interest in 2008 of $1.7 million due to the October issuance of our promissory note to an affiliate.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’ sales outstanding (“DSO”) was comparable at 44 days for both December 31, 2007 and September 30, 2008.  For comparative purposes, our average DSO decreased slightly from 41 days at December 31, 2006 to 40 days at September 30, 2007.  Our average number of days in inventory (“DII”) was 66 days at December 31, 2007 and 71 days at September 30, 2008.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at September 30, 2008 combined with lower sales.  Additionally, our raw material balance is higher as a result of purchasing higher than normal quantities to mitigate the impact of expected future cost increases.  For comparative purposes, our average DII increased from 57 to 69 days at December 31, 2006 and September 30, 2007, respectively, primarily due to the higher cost of commodity raw materials at September 30, 2007.

Investing activities.  Net cash used in investing activities totaled $8.5 million in the first nine months of 2007 compared to $3.8 million used in the first nine months of 2008 primarily due to higher capital expenditures in 2007 relating to our new Grayslake, Illinois facility.

Financing activities.  Net cash used in financing activities totaled $6.5 million and $12.7 million for the nine months ended September 30, 2007 and 2008, respectively.  The increase in net cash used in financing activities is primarily the result of $7.0 million in prepayments made on our promissory note to TIMET in September of 2008.

Debt obligations.  Provisions contained in our revolving credit facility could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, the Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  There are no amounts outstanding under our revolving credit facility and the entire balance is available for future borrowings.

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

We believe cash generated from operations and borrowing availability under our $50 million revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared).  To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2008, there were no amounts outstanding under our $50 million revolving credit facility that matures in January 2009, and the entire balance was available for future borrowings.  We have begun negotiations with our lenders and we currently believe we will be able to renew our credit facility prior to its maturity.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2008 approximated $1.0 million.  We expect to spend approximately $900,000 in the fourth quarter of 2008 to complete the replacement of waste treatment equipment at our South Carolina facility.

  Repurchase of common stock.  We have in the past, and may in the future, make repurchases of our common stock in the market or privately-negotiated transactions.  At September 30, 2008, we had approximately 678,000 shares available for repurchase of our common stock under authorizations approved by the board of directors.

Commitments and contingencies.  There have been no material changes in our contractual obligations since we filed our 2007 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Recent accounting pronouncements –

See Note 9 to the Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2008 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report.

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

ITEM 3.    QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first nine months of 2008.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by our non-U.S. operation are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  We held no such currency forward contracts in the first nine months of 2008.  In October, we entered into a series of short-term forward exchange contracts maturing through June 2009 to exchange an aggregate of $9.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.25 per U.S. dollar.  The contracts mature at a rate of $1.2 million per month beginning in November 2008.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.         Risk Factors.
Reference is made to the 2007 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first nine months of 2008.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We did not purchase any shares of our common stock during the third quarter of 2008.  See Note 8 to the Condensed Consolidated Financial Statements.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:  October 30, 2008                                                                  By:   /s/ Darryl R. Halbert
   Darryl R. Halbert
           Vice President, Chief Financial Officer and Controller