Form 10-K
period 2008-12-31
COMPX INTERNATIONAL INC
filed 2009-02-26
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2008

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the 1.4 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $8.3 million.

As of February 23, 2009, 2,361,307 shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I
ITEM 1.    BUSINESS

General

CompX International Inc. (NYSE:CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls for the performance marine industry. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

At December 31, 2008, (i) NL Industries, Inc. (NYSE: NL) owned 87% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock; and (iii) subsidiaries of Contran Corporation hold approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Our telephone number is (972) 448-1400.  We maintain a website at www.compx.com.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking in nature about our future, and are not statements of historical fact. Such statements are found in this report, including, but not limited to, statements found in Item 1 – "Business," Item 1A – “Risk Factors,” Item 3 - "Legal Proceedings," Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk." These statements are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should,"  "could,"  "anticipates," "expects" or comparable terminology or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs),
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),
•	Demand for office furniture,
•	Service industry employment levels,
•	Demand for high performance marine components,
•	Competitive products and prices, including competition from low-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with the development of new product features,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Possible future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts; and
•	Operating interruptions (including, but not limited to labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions).

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Industry Overview

We manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, appliances, banking equipment, vending equipment and computers and related equipment.  Approximately 33% of our total sales in 2008 are to the office furniture manufacturing industry, compared to 32% in 2007 and 36% in 2006.  The decrease in the percentage of sales to the office furniture industry from 2006 is partially the result of our strategy to diversify our sales in order to strengthen our customer base.  We believe that our emphasis on new product features and sales of our products to additional markets has resulted in our potential for higher rates of earnings growth and diversification of risk.  See also Item 6 – "Selected Financial Data" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to an individual manufacturer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers which is offered through a North American distribution network to lock distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS distribution program.

Furniture Components.  Our Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer related equipment, appliances, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines and other applications.  These products include:

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
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible user strains and stress and maximize usable workspace), along with our patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture; and
•	complementary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

Marine Components.  Our Marine Components segment, with a facility in Wisconsin and a facility in Illinois shared with Security Products, manufactures and distributes marine instruments, hardware and accessories for performance boats.  Our specialty marine component products are high performance components designed to operate within precise tolerances in the highly corrosive marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	controls, throttles, steering wheels and other billet accessories; and
•	dash panels, LED lighting, rigging and other accessories.

Our business segments operated six manufacturing facilities at December 31, 2008 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.  For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	zinc, copper and brass (used in the Security Products segment for the manufacture of locking mechanisms);
•	coiled steel (used in the Furniture Components segment for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the Marine Components segment for the manufacture of exhaust headers and pipes and other components; and
•	plastic resins (used primarily in the Furniture Components segment for injection molded plastics employed in the manufacturing of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins can be affected by raw material cost pressures.  All of our primary raw materials are impacted by related commodity markets where prices are cyclical, reflecting overall economic trends and specific developments in consuming industries.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 15 years at December 31, 2008.  Our major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	National Cabinet Lock®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	STOCK LOCKS®	The #1 Choice in
Components Limited®	KeSet®	Performance Boating®
	TuBar®	Mega Rim™
	ACE II®	Race Rim™
	CompX eLock®	CompX Marine™
Lockview® Software

Sales, Marketing and Distribution.

We sell components directly to large OEM customers through our factory-based sales and marketing professionals and with engineers working in concert with field salespeople and independent manufacturers' representatives. We select manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

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

In 2008, our ten largest customers accounted for approximately 35% of our total sales; however, no one customer accounted for sales of 10% or more in 2008.  Of the 35%, 15% was related to Security Products and 20% was related to Furniture Components.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

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

International Operations

We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2008 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event.  We cannot predict, however, whether events of this type in the future could have a material effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2008, we employed the following number of people:

United States	658
Canada(1)	237
Taiwan	81
Total	976

(1) Approximately 75% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement.  A new collective bargaining agreement, providing for wage increases from 0% to 1%, was ratified in January 2009 and expires January 2012.

We believe our labor relations are good at all of our facilities.

Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compx.com as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of the documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially those sourced from Asia.
•	Competitors' financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	Our ability to sustain a cost structure that enables us to be cost-competitive.
•	Our ability to adjust costs relative to our pricing.
•	Customers may no longer value our product design, quality or durability over lower cost products of our competitors.

Sales for certain precision slides and ergonomic products are concentrated in the office furniture industry, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of our products to the office furniture manufacturing industry accounted for approximately 33%, 32% and 36% for 2008, 2007 and 2006, respectively, of our net sales.  The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not materially and adversely affect our business.

Our failure to enter into new markets with our current businesses would result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results.

In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identify new customers and develop new applications for those products in markets outside of the office furniture industry, such as home appliances, tool boxes and server racks.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets.  We may not be successful in developing new customers or applications for our products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of innovative features for current products is critical to sustaining and growing our sales.

Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success.  We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features we introduce will achieve the same degree of success that we have achieved with our existing products.  Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As we attempt to introduce new product features in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

Negative worldwide economic conditions could continue to result in a decrease in our sales and an increase in our operating costs, which could continue to adversely affect our business and operating results.

    If the current worldwide economic downturn continues, many of our direct and indirect customers may continue to delay or reduce their purchases of the components we manufacture or products that utilize our components. In addition, many of our customers rely on credit financing for their working capital needs. If the negative conditions in the global credit markets continue to prevent our customers' access to credit, product orders may continue to decrease which could result in lower sales. Likewise, if our suppliers continue to face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These actions could continue to result in reductions in our sales, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers' accounts receivable which would adversely affect our financial results.

    We extend credit and payment terms to some of our customers. Although we have an ongoing process of evaluating our customers' financial condition, we could suffer significant losses if a customer fails and is unable to pay us. A significant loss of an accounts receivable would have a negative impact on our financial results.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal executive offices are located in approximately 1,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas  75240.  The following table sets forth the location, size, business operating segment and general product types produced for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)	Products Produced

Owned Facilities:

Waterloo(1)	FC	Kitchener, Ontario	276,000	Slides/ergonomic products

Durislide(1)	FC	Byron Center, MI	143,000	Slides

National (1)	SP	Mauldin, SC	198,000	Security products

Dynaslide(2)	FC	Taipei, Taiwan	45,500	Slides

Custom(2)	MC	Neenah, WI	95,000	Specialty marine products

Fort, Timberline and Livorsi(1)	SP/MC	Grayslake, IL	120,000	Security products/specialty marine products

Leased Facilities:

Dynaslide	FC	Taipei, Taiwan	36,000	Slides

Dynaslide	FC	Taipei, Taiwan	22,000	Slides

Distribution Center	SP/FC/MC	Rancho Cucamonga, CA	12,000	Product distribution

FC – Furniture Components business segment
SP – Security Products business segment
MC – Marine Components business segment
(1)      ISO-9001 registered facilities
(2)           ISO-9002 registered facilities

    We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.             LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to our business.  In addition to the information that is included below, we have included certain of the information called for by this Item in Note 12 to the Consolidated Financial Statements, and we are incorporating that information here by reference.  On February 10,2009, a complaint was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation alleging the unlawful importation of certain adjustable keyboard support systems and components into the U.S. by us and our Canadian subsidiary, CompX Waterloo.  Additionally, on February 13, 2009, a complaint for patent infringement was filed in the United States District Court by Humanscale against us and CompX Waterloo.  We have not been served in this matter as of the date of the filing of this Annual Report on Form 10-K, however, we deny the allegations of patent infringement.  Currently no material environmental or other material litigation is pending or, to our knowledge, threatened.  We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends. Our Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX).  As of February 23, 2009, there were approximately 16 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 23, 2009, the closing price per share of our Class A common stock was $4.99.

	High	Low	Dividends paid

Year ended December 31, 2007

First Quarter	$20.44	$15.19	$.125
Second Quarter	20.37	16.00	.125
Third Quarter	20.87	14.23	.125
Fourth Quarter	20.13	12.05	.125

Year ended December 31, 2008

First Quarter	$14.62	$8.07	$.125
Second Quarter	9.20	5.01	.125
Third Quarter	7.70	5.02	.125
Fourth Quarter	7.53	4.76	.125

January 1, 2008 through February 23, 2009	$5.80	$4.99	$-

We paid regular quarterly dividends of $.125 per share during 2007 and 2008.  In February of 2009, our board of directors declared a first quarter 2009 dividend of $.125 per share, to be paid on March 24, 2009 to CompX shareholders of record as of March 10, 2009.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.    The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.  In this regard, our revolving bank credit facility places certain restrictions on the payment of dividends. We are limited to (i) a $.125 per share quarterly dividend, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of net income since September 30, 2008 over the term of the credit facility.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2003 through December 31, 2008.  The peer group index is comprised of The Eastern Company and Leggett & Platt Inc.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2003 and reinvestment of dividends.

	December 31,
	2003	2004	2005	2006	2007	2008
CompX International Inc.	$100	$260	$260	$337	$251	$98
Russell 2000 Index	100	118	124	146	144	95
Peer Group	100	134	112	120	92	83

Equity compensation plan information.  We have an equity compensation plan, approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our Class A common stock and stock awards.  As of December 31, 2008, there were 134,000 options outstanding to purchase an equivalent number of shares of our Class A common stock, and approximately 878,820 shares of our Class A common stock were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 8 to the Consolidated Financial Statements.

Treasury Stock Purchases. Our board of directors has previously authorized the repurchase of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled. We did not purchase any shares of our common stock during the fourth quarter of 2008. See Note 8 to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  2004 was a 53-week year, all other years shown are 52-week years.

	Years ended December 31,
	2004	2005	2006	2007	2008
	($ in millions, except per share data)
Statements of Operations Data:

Net sales	$182.6	$186.3	$190.1	$177.7	$165.5

Gross Margin	39.8	43.8	46.5	45.2	40.3

Operating income	15.4	19.1	20.3	15.6	6.2 (1)

Provision for income taxes	7.8	18.6	9.7	6.9	7.2

Income (loss) from continuing operations	9.5	0.9	11.7	9.0	(3.1)
Discontinued operations	(12.5)	(0.5)	-	-	-

Net income (loss)	$(3.0)	$0.4	$11.7	$9.0	$(3.1)

Diluted Earnings Per Share Data:

Income (loss) from:
Continuing operations	$.63	$.06	$.76	$.61	$(.25)
Discontinued operations	(.83)	(.03)	-	-	-

	$(.20)	$.03	$.76	$.61	$(.25)

Cash dividends	$.125	$.50	$.50	$.50	$.50
Weighted average common shares outstanding	15.2	15.2	15.3	14.8	12.4

Balance Sheet Data (at year end):

Cash and other current assets	$78.3	$80.8	$76.2	$68.2	$59.5
Total assets	186.3	188.6	192.0	187.7	163.4
Current liabilities	26.0	20.3	17.8	18.9	17.0
Long-term debt and note payable to affiliate, including current maturities	0.1	1.6	-	50.0	43.0
Stockholders' equity	155.3	150.1	153.7	104.1	91.3

Statements of Cash Flow Data:

Cash provided by (used in):
Operating activities	$30.2	$20.0	$27.4	$11.9	$15.7
Investing activities	(3.2)	(3.7)	(19.3)	(12.4)	(5.1)
Financing activities	(27.1)	(7.2)	(8.8)	(11.7)	(14.2)

(1)   Includes a $9.9 million goodwill impairment charge related to our Marine Components Segment.  See Note 4 to our Consolidated Financial Statements.

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

Operating Income Overview

We reported operating income of $6.2 million in 2008 compared to operating income of $15.6 million in 2007 and $20.3 million in 2006.  Our 2008 results include a $9.9 million goodwill impairment charge related to our Marine Components unit.  See Note 4 to the Consolidated Financial Statements.

The goodwill impairment charge has no impact on our liquidity, cash flows from operating activities, or debt covenant compliance, and does not have any impact on future operations.  In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we have disclosed below our operating income, excluding the impact of the goodwill impairment charge, which is a non-GAAP measure that is used by our management to assess the performance of our operations.  We believe the disclosure of operating income, exclusive of the goodwill impairment charge, provides useful information to investors because it allows investors to analyze the performance of our operations in the same way that our management assesses performance.

	Operating Income For the Year Ended December 31, 2008
	Including the effect of the goodwill impairment charge	Goodwill impairment	Excluding the effect of the goodwill impairment charge
	(GAAP)	charge	(Non-GAAP)
	(Dollars in thousands)

Operating income	$6,186	$9,881	$16,067

       Excluding the goodwill impairment charge, we reported operating income of $16.1 million in 2008 compared to $15.6 million in 2007, although 2007 operating income was impacted by $2.7 million in facility consolidation costs.  The change in operating income compared to 2007, excluding the goodwill impairment charge, was primarily the net result of lower order rates from many of our customers due to unfavorable economic conditions in North America and increased raw material costs, offset by the favorable effects of facility consolidation costs incurred in 2007, the continuation of cost reductions throughout 2008 and changes in foreign currency exchange rates.

Our operating income decreased from 2006 to 2007 primarily due to the unfavorable effects of costs incurred in 2007 related to the consolidation of three of our northern Illinois facilities into one facility, the unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions in North America.

        Fluctuations in foreign currency exchange rates positively impacted sales by $406,000, and positively impacted operating income by $1.3 million in 2008, as compared to 2007.  The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The positive impact on operating income is due to foreign currency transaction gains in 2008 as compared to losses in 2007.  Fluctuations in foreign currency exchange rates positively impacted sales in 2007 as compared to 2006 by $900,000, and negatively impacted operating income by $2.4 million.  The impact on net sales is primarily due to the strengthening Canadian dollar in relation to the U.S. dollar.  The net impact on operating income primarily results from our Canadian operations, due to the relative increase in costs as a result of the stronger Canadian dollar.

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

•
Goodwill and other intangible assets - In accordance with SFAS No. 142, Goodwill and other Intangible Assets, we review goodwill for impairment at least annually.  We are also required to review goodwill for impairment at other times during each year when impairment indicators, as defined, are present. The estimated fair values of our three reporting units are determined based on discounted cash flow projections (Level 3 inputs).  See Notes 1 and 4 to the Consolidated Financial Statements.  Significant judgment is required in estimating cash flows.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

During the third quarter of 2008, we reviewed goodwill for impairment at each of our reporting units.  We concluded the fair value of our Marine Reporting unit did not exceed the carrying value of its net assets as of September 30, 2008.  As a result, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit.  The factors that led us to conclude goodwill associated with the Marine Components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  While we continue to believe in the long term potential of the Marine Components unit, due to the extraordinary economic downturn in the marine industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, we have taken steps to reduce operating costs without inhibiting our ability to take advantage of opportunities to expand our market share.

When we performed this analysis in the third quarter of 2008, we also reviewed the goodwill associated with our Security Products and Furniture Components reporting units as well as the other intangible assets associated with our Marine Components unit (including customer lists, trademarks and patents), and concluded there was no impairment of either the goodwill for those reporting units or the other intangible assets of our Marine Components unit.  The estimated fair values were also determined based on discounted cash flow projections.  Assumptions used in these impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, different assumptions and estimates could result in materially different findings which could result in the recognition of a material asset impairment.  Due to the continued weakening of the economy, we re-evaluated the goodwill associated with our Furniture Components reporting unit again in the fourth quarter of 2008 and concluded no additional impairments were present.

If our future results were to be significantly below our current expectations, it is reasonably likely that we would conclude additional impairments of the goodwill and intangible assets associated with our Furniture Components reporting unit would be present.  As of December 31, 2008 our Furniture Components reporting unit had approximately $7.1 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, a 100 to 200 basis point increase in the discount rate would reduce the enterprise value for our Furniture Components reporting unit, indicating potential impairment.  If we record additional impairment charges in the future, it could cause us to fail to comply with one or more of the financial covenants contained in our credit facility.  See Note 6 to the Consolidated Financial Statements.  In the event we were to fail to comply with one or more covenants, we would attempt to negotiate waivers of any noncompliance; however, there can be no assurance that we would be able to negotiate any waivers. In addition, the costs or conditions associated with any waivers could be significant.  At December 31, 2008 we had no balances outstanding under the facility and we do not anticipate needing to utilize the facility for operations in 2009.

•
Long-lived assets - We assess our property and equipment costs for impairment only when circumstances indicate an impairment may exist, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.  Significant judgment is required in estimating cash flows.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.  No impairment was identified in 2008.

•
Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes. We record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

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

Results of Operations - 2008 Compared to 2007 and 2007 Compared to 2006

	Years ended December 31,			%Change
	2006	2007	2008	2006-07	2007-08
	(Dollars in millions)

Net sales	$190.1	$177.7	$165.5	(7%)	(7%)
Cost of good sold	143.6	132.5	125.2	(8%)	(6%)

Gross margin	46.5	45.2	40.3	(3%)	(11%)

Operating costs and expenses	26.2	29.6	24.2	13%	(18)%
Goodwill impairment	-	-	9.9	-	n.m.

Operating income	$20.3	$15.6	$6.2	(23%)	(60%)

Percent of net sales:
Cost of goods sold	76%	75%	76%
Gross margin	24%	25%	24%
Operating costs and expenses	14%	17%	15%
Goodwill impairment	-	-	6%
Operating income	11%	9%	4%

n.m. not meaningful

Net Sales.  Net sales decreased in 2008 as compared to 2007 principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Net sales decreased in 2007 as compared to 2006 principally due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimally sufficient margin to us as well as lower order rates from many of our customers due to unfavorable economic conditions, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Costs of Goods Sold and Gross Margin.  Cost of goods sold decreased from 2007 to 2008 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased in 2008 from the prior year.  The decrease in gross margin is primarily due to higher raw material costs, not all of which could be recovered through sales price increases or surcharges, combined with reduced coverage of fixed manufacturing costs from lower sales volume partially offset by lower depreciation expense in 2008 due to a reduction in capital expenditure requirements for shorter lived assets over the last several years in response to lower sales.

Cost of goods sold decreased from 2006 to 2007, and gross margin percentage increased from the prior year.  During 2007, we experienced the favorable effects of an improved product mix due to the sales decline primarily occurring in our lower margin Furniture Components segment and improved operating efficiency within our recently acquired Marine operations partially offset by the unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions.

Operating Costs and Expenses.  Operating costs and expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency gains and losses.  As a percentage of net sales, operating costs and expenses decreased from 2007 to 2008 primarily as a result of $2.7 million of costs recorded in 2007 related to the consolidation of three of our northern Illinois facilities into one facility (see Note 9 to the Consolidated Financial Statements) and a $1.8 million favorable change in currency gains and losses.

As a percentage of net sales, operating costs and expenses increased from 2006 to 2007 primarily as a result of lower sales volumes in 2007, the increase in foreign exchange transaction losses due to the strengthening of the Canadian dollar in relation to the U.S. dollar (a loss increase over 2006 of $1.2 million) as well as $2.7 million of costs related to the consolidation of three of our northern Illinois facilities into one facility in 2007.

Goodwill impairment.  In 2008, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit.  See Note 4 to the Consolidated Financial Statements.

Operating Income.  Excluding the goodwill impairment charge discussed above, the comparison of operating income for 2008 to 2007 was primarily impacted by:

•	a negative impact of approximately $5.4 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, and
•	increased raw material costs that we were not able to fully recover through sales price increases by approximately $1.0 million due to the competitive nature of the markets we serve.

    The above decreases were primarily offset by:

•	the one-time $2.7 million of facility consolidation costs incurred in 2007,
•	$1.8 million in lower depreciation expense in 2008 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales, and
•	the $1.3 million favorable effect on operating income of changes in foreign currency exchange rates.

Operating income for 2007 decreased $4.7 million, or 23% compared to 2006 and operating margins decreased to 9% in 2007 compared to 11% for 2006.  We experienced the favorable effects of an improved product mix due to:

•	a higher portion of the sales decline in 2007 occurring among lower margin products,
•	an increased percentage of sales from our higher margin Marine business, and
•	improved operating efficiency within our recently acquired Marine operations.

    However, these improvements were more than offset by the unfavorable effects of:

•	the $2.7 million one-time facility consolidation costs noted above,
•	a $2.4 million unfavorable effect of relative changes in foreign currency exchange rates (including the $1.2 million related to foreign exchange transaction losses noted above),
•	lower sales to the office furniture industry due to competition from lower priced Asian manufacturers, and
•	lower order rates from many of our customers due to unfavorable economic conditions.

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

Overall, fluctuations in foreign currency exchange rates had the following effects on our Furniture Component segment’s net sales and operating income:

	Increase (decrease) – Year ended December 31,
	2006 vs 2007	2007 vs 2008
Impact on:	(In thousands)
Net sales	$886	$406
Operating income	(2,384)	1,304

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translating into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income for the 2006 versus 2007 comparison results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacts margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in the local currency.  The positive impact on operating income for the 2007 versus 2008 comparison is due to currency exchange gains in 2008 as compared to losses in 2007.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel, stainless steel and plastic resins. Raw material costs represent approximately 51% of our total cost of sales.  During 2006, 2007 and most of 2008, worldwide raw material costs increased significantly.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc, coiled steel and plastic resins.  While raw material purchase prices have recently declined, it is uncertain whether the current prices will stabilize during 2009.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  Due to the competitive nature of the markets served by our products, it is often difficult to recover increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins may be affected by raw material cost pressures.

Other non-operating income, net

As summarized in Note 10 to the Consolidated Financial Statements, “other non-operating income, net” primarily includes interest income.  Interest income decreased in 2008 compared to 2007 by approximately $900,000 due to lower interest rates on lower invested cash balances.  Other non-operating income was comparable from 2007 to 2006.

        Interest expense

Interest expense increased approximately $1.6 million in 2008 compared to 2007 and increased $550,000 in 2007 compared to 2006, as a result of financing the October 2007 repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock from an affiliate with a promissory note. We expect 2009 interest expense to be lower than 2008 due to lower average debt outstanding and lower interest rates.  See Note 11 to the Consolidated Financial Statements.

Provision for income taxes

As a member of the Contran Tax Group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.  One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, in 2006, 2007 and 2008 we did not claim a credit with respect to foreign income taxes paid but instead we claimed a tax deduction for related withholding taxes.  This resulted in an increase in our effective income tax rate.

Excluding the goodwill impairment charge, our effective income tax rate increased from 44% in 2007 to 51% in 2008 primarily due to a higher percentage of our earnings being sourced from Canada and as noted above, the taxes on these earnings are not claimed as a credit on our U.S. tax return.  Our effective income tax rate was comparable at 45% and 44% in 2006 and 2007, respectively.  We currently expect our effective income tax rate for 2009 will approximate our effective income tax rate for 2008, excluding the goodwill impairment charge.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2006	2007	2008	2006 – 2007	2007 – 2008
	(In millions)

Net sales:
Security Products	$81.7	$80.1	$77.1	(2%)	(4%)
Furniture Components	93.0	81.3	76.4	(13%)	(6%)
Marine Components	15.4	16.3	12.0	6%	(26%)

Total net sales	$190.1	$177.7	$165.5	(7%)	(7%)

Gross margin:
Security Products	$23.9	$24.1	$21.7	1%	(10%)
Furniture Components	18.9	16.7	16.1	(12%)	(4%)
Marine Components	3.7	4.4	2.5	19%	(43%)

Total gross margin	$46.5	$45.2	$40.3	(3%)	(11%)

Operating income:
Security Products	$14.6	$12.2	$12.7	(16%)	4%
Furniture Components	10.1	8.0	9.2	(21%)	15%
Marine Components	0.8	0.8	(10.4)	-	n.m.
Corporate operating expenses	(5.2)	(5.4)	(5.3)	4%	(2%)

Total operating income	$20.3	$15.6	$6.2	(23%)	(60%)

Operating income margin:
Security Products	18%	15%	16%
Furniture Components	11%	10%	12%
Marine Components	5%	5%	(87%)
Total operating income margin	11%	9%	4%

n.m. not meaningful

Security Products.  Security Products net sales decreased 4% to $77.1 million in 2008 compared to $80.1 million in 2007.  The decrease in sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  As a percentage of sales, gross margin decreased in 2008 compared to 2007 primarily due to increased raw material costs that were not fully recovered through price increases.  Operating income percentage increased slightly in 2008 primarily as a result of $2.7 million of costs incurred in 2007 related to the consolidation of two of our northern Illinois Security Products facilities shared with a Marine Components operation.

Security Products net sales decreased 2% to $80.1 million in 2007 compared to $81.7 million in 2006.  Gross margin percentage was comparable year over year.  Operating income margin percentage decreased in 2007 compared to 2006, which resulted in a 16% decrease in operating income.  The operating income margin percentage decrease was primarily due to the 2007 facility consolidation discussed above and the lower sales volumes resulting from lower order rates from many of our customers due to unfavorable economic conditions offset by lower raw material costs in 2007.

Furniture Components.  Furniture Components net sales decreased 6% to $76.4 million in 2008 from $81.3 million in 2007, primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  Gross margin percentage was comparable year over year.  Operating income percentage increased in 2008 compared to 2007 primarily due to a $1.3 million favorable change in the effect of currency exchange rates.

Furniture Components net sales decreased 13% to $81.3 million in 2007 from $93.0 million in 2006, primarily due to lower sales volumes to the office furniture industry where, for certain products Asian competitors have established selling prices at a level below which we consider would return a minimally sufficient margin to us and the effect of lower order rates from many of our customers due to unfavorable economic conditions.  Gross margin percentage increased slightly in 2007 compared to 2006 due to $1.3 million in lower depreciation expense resulting from a reduction in capital expenditures over the last several years in response to lower sales and improvements in operational efficiencies through lean manufacturing and other process improvements.

Marine Components.  Marine Components net sales decreased 26% in 2008 as compared to 2007 primarily due to a dramatic overall downturn in the marine industry.  Gross margin percentage decreased from 27% in 2007 to 21% in 2008.  Operating income for the Marine Components segment includes a goodwill impairment charge of approximately $9.9 million as a result of our third quarter goodwill evaluation analysis.  Excluding the goodwill impairment charge, operating income decreased from approximately $800,000 of income in 2007 to an operating loss of approximately $500,000 in 2008.  The decreases in gross margin and operating income are the result of reduced coverage of fixed costs from lower sales volume.

Marine Components net sales increased in 2007 from 2006 due to the impact of a Marine acquisition in April 2006.  Operating income was comparable from 2006 to 2007 as improvements in gross margin relating to improved production efficiency were offset by increased selling and administrative costs relating to creating more robust support functions for those recently acquired businesses.

Outlook

Demand for our products continues to slow, especially during the fourth quarter of 2008, as customers react to the condition of the overall economy.  While all segments of our business are being affected, we are experiencing a greater softness in demand in the industries we serve which are more directly connected to lower consumer spending, as further explained below.

•
Our Security Products segment is the least affected by the softness in consumer demand, because we sell products to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand within this segment is not as significantly affected by softness in the overall economy, we expect sales to be lower over the next twelve months.

•
Our Furniture Components segment sales are primarily concentrated in the office furniture, toolbox, home appliance and a number of other industries.  Several of these industries, primarily toolbox and home appliance, are more directly affected by consumer demand than those served by our Security Products segment.  We expect many of the markets served by Furniture Components to continue to experience low demand over the next twelve months.

•
Our Marine segment has been the most affected by the slowing economy as the decrease in consumer confidence, the decline in home values, a tighter credit market and volatile fuel costs have resulted in a significant reduction in consumer spending in the marine market.  We do not expect the marine market to recover until consumer confidence returns and home values stabilize.

While changes in market demand are not within our control, we are focused on the areas we can impact.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  While the cost of commodity raw materials declined in the second half of 2008, we currently expect these costs to continue to be volatile in 2009.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

Liquidity and Capital Resources

Summary.

Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital, capital expenditures or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily for short-term working capital needs, or to fund capital expenditures or business combinations.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for 2006, 2007 and 2008 have generally been similar to the trends in our earnings. Depreciation and amortization expense decreased in 2008 compared to 2007, and in 2007 compared to 2006 due to the timing of capital expenditures placed into service each year.  See Notes 1 and 4 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was $15.7 million in 2008, an increase of $3.8 million over 2007 cash provided by operating activities.  The increase in cash provided by operating activities in 2008 compared to 2007 is primarily the net result of:

•	Higher operating income in 2008 of approximately $500,000 (exclusive of the $9.9 million goodwill impairment charge);
•	Lower depreciation and amortization in 2008 of $1.8 million;
•	Lower net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $1.8 million in 2008;
•	Lower cash paid for income taxes in 2008 of $6.3 million due to lower repatriations of non-US earnings in 2008;
•	Higher cash paid for interest in 2008 of $2.2 million due to the October 2007 issuance of our promissory note to an affiliate; and
•	Lower interest income of approximately $900,000 in 2008 due to lower average cash balances during 2008 resulting from the use of excess cash to prepay principle on our promissory note.

Cash provided by operating activities was $11.9 million in 2007, a decrease of $15.5 million over 2006 cash provided by operating activities.  The decrease in our cash provided by operating activities in 2007 as compared to 2006 is primarily the result of:

•	higher cash paid for income taxes in 2007 of $6.9 million primarily relating to U.S. taxes on dividends repatriated from our non-U.S. subsidiaries,
•	lower operating income of $4.7 million, and
•
a $2.6 million decrease in 2007 in cash provided by relative changes in assets and liabilities (excluding taxes) primarily due to higher raw materials costs resulting in an increase in our inventory balance.

Our average days’-sales-outstanding (“DSO”) at December 31, 2008 was 41 days compared to 44 days at December 31, 2007.  The decrease is primarily due to the timing of collections on a lower accounts receivable balance as of December 31, 2008.  For comparative purposes, our average DSO was 44 days for December 31, 2007 and 41 days at December 31, 2006.  Our average number of days-in-inventory (“DII”) was 70 days at December 31, 2008 and 63 days at December 31, 2007.  The increase in DII is primarily due to lower sales in the fourth quarter of 2008 which impacted the DII calculation although in absolute terms, we reduced inventory by $1.6 million from 2007 to 2008.  For comparative purposes our average DII was 63 days at December 31, 2007 and 57 days at December 31, 2006.  The increase is primarily due to the higher cost of commodity raw materials during 2007 and higher inventory balances associated with the facility consolidation in 2007.

Investing activities. Net cash used by investing activities totaled $19.3 million, $12.4 million, and $5.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.  Capital expenditures in the past three years have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.

During 2007, we constructed a new facility and consolidated three of our northern Illinois facilities into one facility at a cost of approximately $9.6 million.  As a part of the facility consolidation project, the Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value and was leased-back until we vacated the facility in October 2007.  The River Grove, Illinois facility is no longer being utilized and is being actively marketed for sale.  See Note 9 to the Consolidated Financial Statements.

During 2006, we built a new facility for one of our Marine Components subsidiaries at a cost of $4.1 million.  The facility is expected to provide the subsidiary with sufficient capacity to take advantage of sales growth opportunities in the future.

In April 2006, we completed the acquisition of a marine component products business for $9.8 million, net of cash acquired.  See Note 2 to the Consolidated Financial Statements.

In April of 2006, 2007, and 2008 we collected payments of $1.3 million, respectively, related to the sale of our European Thomas Regout operations, completed in 2005, which required annual payments over a period of four years.

Capital expenditure projects in 2008 emphasized improved production efficiency including $2.6 million spent to replace our waste water treatment equipment at our South Carolina facility.  Capital expenditures for 2009 are estimated at approximately $4.0 million compared to capital expenditures of $6.8 million in 2008 and $13.8 million in 2007.  We have lowered our planned capital expenditures in 2009 in response to the current economic conditions and are limiting investments to those expenditures required to meet the lower expected customer demand and those required to properly maintain our facilities.  Capital spending for 2009 is expected to be funded through cash on hand and cash generated from operations.

Financing activities. Net cash used by financing activities totaled $8.8 million, $11.7 million, and $14.2 million in 2006, 2007 and 2008, respectively.  Cash dividends paid totaled $7.6 million, $7.3 million, and $6.2 million ($.50 per share) in 2006, 2007, and 2008, respectively.  Dividends paid decreased in 2008 as a result of the repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock held by TIMET, an affiliate in the fourth quarter of 2007.  We purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a consolidated promissory note.  We prepaid approximately $2.6 million and $7.0 million toward the promissory note in 2007 and 2008, respectively.  See Notes 8 and 11 to the Consolidated Financial Statements.

In 2008, we repurchased approximately 126,000 shares of our Class A common stock in market transactions for an aggregate of $1.0 million.  In 2007, we also repurchased approximately 179,100 shares of our Class A common stock in market transactions for an aggregate of $3.3 million.  See Note 8 to the Consolidated Financial Statements.

In 2006 we prepaid $1.6 million of indebtedness we assumed in our 2005 marine components acquisition.

In January 2009, we amended our secured revolving bank credit facility which extended the facility until January 15, 2012.  Additionally, we reduced the size of the credit facility from $50 million to $37.5 million, which more appropriately reflects our potential borrowing needs.  The credit facility is collateralized by 65% of the ownership interests in our first-tier non-United States subsidiaries.  Provisions contained in our Revolving Bank Credit Agreement could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  At December 31, 2008 we had no balances outstanding under the facility.  See Note 6 to the Consolidated Financial Statements.

Off balance sheet financing arrangements.  Other than certain operating leases discussed in Note 12 to the Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

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

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements, dividend policy and estimated future operating cash flows.  As a result of this process, we have in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of our common stock, modify our dividend policy or take a combination of such steps to manage our liquidity and capital resources.  In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry.  In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing our indebtedness or that of our subsidiaries; however, there are no assurances that we could obtain additional financing on favorable terms.

Contractual obligations.  As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future.  See Notes 6 and 12 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2008 by the type and date of payment.

	Payments due by period
	Total	2009	2010–2011	2012-2013	2014 and after
	(In thousands)

Note and interest payable to affiliate	$54,572	$3,128	$6,146	$5,905	$39,393
Operating leases	717	400	301	16	-
Purchase obligations	16,469	16,469	-	-	-
Income taxes	1,167	1,167	-	-	-
Fixed asset acquisitions	649	649	-	-	-

Total contractual cash obligations	$73,574	$21,813	$6,447	$5,921	$39,393

The timing and amount shown for our commitments related to long-term debt, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2008, which is assumed to be paid during 2009.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Commitments and contingencies.  See Note 12 to the Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 13 to the Consolidated Financial Statements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to indebtedness.

At December 31, 2008 and 2007, we had no amounts outstanding under our secured Revolving Bank Credit Agreement.  In conjunction with the repurchase and/or cancellation of a net 2.7 million shares of our class A common stock, during the fourth quarter of 2007, we issued a promissory note for $52.6 million.  See Note 12 to the Consolidated Financial Statements.  At December 31, 2008, there was $43.0 million outstanding on the promissory note ($50.0 million at December 31, 2007) which bears interest at LIBOR plus 1%, (5.05% and 5.98% and December 31, 2008 and 2007, respectively) and the fair value of such indebtedness approximates its carrying value.  The interest rate is reset quarterly based on the three month LIBOR.

Currency exchange rates.  We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan).  A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar.  In addition, a portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  As a result, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

As already mentioned certain of our sales generated by our Canadian operations are denominated in U.S. dollars.  Consequently, we periodically enter into forward currency contracts to mitigate the financial statement impact of changes in currency exchange rates.  At each balance sheet date, outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.  To manage a portion of the currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2008 we had entered into a series of short-term forward currency exchange contracts to exchange an aggregate of $7.5 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and mature through June 2009.  At December 31, 2008, the actual exchange rate was Cdn. $1.22 per U.S. dollar.  The estimated fair value of such contracts was not material at December 31, 2008.  We had no forward currency contracts outstanding at December 31, 2007.

Raw materials. We will occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity hedging programs.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, the Company's Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, the Company's Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2008.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ended December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Changes in Internal Control Over Financial Reporting.  There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2008, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listed standards.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2008 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.  See also Note 11 to the Consolidated Financial Statements.

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

10.4
Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004 - incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.5
Stock Purchase Agreement dated October 16, 2007 between the Registrant and TIMET Finance Management Company – incorporated by reference to Exhibit 10.1 of the registrants Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.6
Agreement and Plan of Merger dated as of October 16, 2007 among Registrant, CompX Group, Inc. and CompX KDL LLC - incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.7
Form of Subordination Agreement among the Registrant, TIMET Finance Management Company, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.8
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by the Registrant and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 1-13905).

10.9
Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation, and Valhi, Inc. dated October 30, 2003 – incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.10
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

Item No.                                                 Exhibit Item (continued)

10.11
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

10.12
Second Amendment to Credit Agreement dated as of January 15, 2009 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 21, 2009 (File No. 1-13905).

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

COMPX INTERNATIONAL INC.

Date:  February 25, 2009                                                               By:             /s/ David A. Bowers
                            David A. Bowers
        Vice Chairman of the Board,
                President and Chief Executive Officer
                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn R. Simmons Glenn R. Simmons	Chairman of the Board	February 25, 2009

/s/ David A. Bowers David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ Darryl R. Halbert Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	February 25, 2009

/s/ Paul M. Bass, Jr. Paul M. Bass, Jr.	Director	February 25, 2009

/s/ Norman S. Edelcup Norman S. Edelcup	Director	February 25, 2009

/s/ Edward J. Hardin Edward J. Hardin	Director	February 25, 2009

/s/ Ann Manix Ann Manix	Director	February 25, 2009

/s/ Steven L. Watson Steven L. Watson	Director	February 25, 2009

Annual Report on Form 10-K

Items 8 and 15(a)

Index of Financial Statements

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2007 and 2008	F-3

Consolidated Statements of Operations -
Years ended December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Cash Flows -
Years ended December 31, 2006, 2007 and 2008	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2006, 2007 and 2008	F-9

Notes to Consolidated Financial Statements	F-10

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
February 25, 2009

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2007	2008

Current assets:
Cash and cash equivalents	$18,399	$14,411
Accounts receivable, less allowance for doubtful accounts of $682 and $711	20,447	16,837
Receivables from affiliates	223	1,472
Refundable income taxes	68	83
Inventories	24,277	22,661
Prepaid expenses and other current assets	1,324	1,300
Deferred income taxes	2,123	1,841
Current portion of note and interest receivable	1,306	943

Total current assets	68,167	59,548

Other assets:
Goodwill	40,784	30,827
Other intangible assets	2,569	1,991
Note receivable	261	-
Assets held for sale	3,117	3,517
Other	666	90

Total other assets	47,397	36,425

Property and equipment:
Land	11,612	11,858
Buildings	38,990	36,642
Equipment	124,238	110,915
Construction in progress	2,659	4,406
	177,499	163,821
Less accumulated depreciation	105,348	96,392

Net property and equipment	72,151	67,429

Total assets	$187,715	$163,402

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2008

Current liabilities:
Current maturities of note payable to affiliate	$250	$1,000
Accounts payable and accrued liabilities	17,652	14,256
Interest payable to affiliate	559	528
Income taxes payable to affiliates and other	282	20
Income taxes	170	1,167

Total current liabilities	18,913	16,971

Noncurrent liabilities:
Note payable to affiliate	49,730	41,980
Deferred income taxes and other	14,969	13,174

Total noncurrent liabilities	64,699	55,154

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value; 20,000,000 shares authorized; 2,478,760 and 2,361,307 shares issued and outstanding	25	24
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,824	54,873
Retained earnings	37,080	27,798
Accumulated other comprehensive income	11,074	8,482

Total stockholders' equity	104,103	91,277

Total liabilities and stockholders’ equity	$187,715	$163,402

Commitments and contingencies (Note 12)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2006	2007	2008

Net sales	$190,123	$177,683	$165,502
Cost of goods sold	143,649	132,455	125,248

Gross margin	46,474	45,228	40,254

Selling, general and administrative expense	26,060	25,846	24,818
Goodwill impairment	-	-	9,881
Facility consolidation expense	-	2,665	-
Other operating income (expense):
Currency transaction gains (losses), net	145	(1,086)	679
Disposition of property and equipment	(258)	(75)	(48)

Operating income	20,301	15,556	6,186

Other non-operating income, net	1,270	1,133	240
Interest expense	(219)	(760)	(2,362)

Income before income taxes	21,352	15,929	4,064

Provision for income taxes	9,696	6,949	7,165

Net income (loss)	$11,656	$8,980	$(3,101)

Basic and diluted earnings (loss) per common share	$.76	$.61	$(.25)

Cash dividends per share	$.50	$.50	$.50

Shares used in the calculation of earnings per share amounts for:
Basic earnings per share	15,244	14,764	12,386
Dilutive impact of stock options	13	8	-

Diluted shares	15,257	14,772	12,386

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2006	2007	2008

Net income (loss)	$11,656	$8,980	$(3,101)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(883)	2,996	(2,718)

Impact from cash flow hedges, net	(110)	-	126

Total other comprehensive income (loss), net	(993)	2,996	(2,592)

Comprehensive income (loss)	$10,663	$11,976	$(5,693)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$11,656	$8,980	$(3,101)
Depreciation and amortization	11,797	11,010	9,231
Goodwill impairment	-	-	9,881
Deferred income taxes	1,536	(6,549)	(45)
Other, net	1,375	1,079	522
Change in assets and liabilities:
Accounts receivable	1,035	633	2,441
Inventories	2,258	(1,813)	389
Accounts payable and accrued liabilities	(2,891)	(619)	(2,810)
Accounts with affiliates	(274)	182	(1,531)
Income taxes	890	(715)	1,047
Other, net	63	(296)	(307)

Net cash provided by operating activities	27,445	11,892	15,717

Cash flows from investing activities:
Capital expenditures	(12,044)	(13,820)	(6,791)
Acquisition, net of cash acquired	(9,832)	-	-
Proceeds from disposal of assets held for sale	-	-	250
Proceeds from sale of fixed assets	1,316	73	127
Cash collected on note receivable	1,306	1,306	1,306

Net cash used by investing activities	(19,254)	(12,441)	(5,108)

Cash flows from financing activities:
Principal payments on long-term debt	(1,563)	-	-
Repayment of loan from affiliate	-	(2,600)	(7,000)
Issuance of common stock	347	1,395	-
Dividends paid	(7,623)	(7,294)	(6,181)
Tax benefit from exercise of stock options	111	73	-
Treasury stock acquired	-	(3,309)	(1,006)
Other, net	(110)	-	(56)

Net cash used by financing activities	(8,838)	(11,735)	(14,243)

Net decrease	$(647)	$(12,284)	$(3,634)

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2006	2007	2008

Cash and cash equivalents:
Net decrease from -
Operating, investing and financing activities	$(647)	$(12,284)	$(3,634)
Effect of exchange rate on cash	(257)	995	(354)
Balance at beginning of year	30,592	29,688	18,399

Balance at end of year	$29,688	$18,399	$14,411

Supplemental disclosures:
Cash paid for:
Interest	$139	$109	$2,278
Income taxes	7,418	14,365	8,062

Noncash investing and financing activities:
Note payable to affiliate issued for repurchase of common stock	$-	$52,580	$-

Accrual for capital expenditures	$-	$665	$511

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2006, 2007 and 2008

(In thousands)

					Accumulated other comprehensive income
	Common stock		Additional paid-in	Retained	Currency	Hedging	Treasury	Total stockholders'
	Class A	Class B	Capital	earnings	translation	derivatives	stock	equity

Balance at December 31, 2005	$52	$100	$109,556	$31,320	$8,961	$110	$-	$150,099

Net income	-	-	-	11,656	-	-	-	11,656
Other comprehensive income	-	-	-	-	(883)	(110)	-	(993)
Cash dividends	-	-	-	(7,623)	-	-	-	(7,623)
Issuance of common stock and other, net	1	-	550	-	-	-	-	551

Balance at December 31, 2006	53	100	110,106	35,353	8,078	-	-	153,690

Net income	-	-	-	8,980	-	-	-	8,980
Other comprehensive income	-	-	-	-	2,996	-	-	2,996
Change in accounting principle- FIN No. 48	-	-	-	41	-	-	-	41
Cash dividends	-	-	-	(7,294)	-	-	-	(7,294)
Issuance of common stock and other, net	-	-	1,579	-	-	-	-	1,579
Treasury stock:
Acquired	-	-	-	-	-	-	(55,889)	(55,889)
Retired	(28)	-	(55,861)	-	-	-	55,889	-

Balance at December 31, 2007	25	100	55,824	37,080	11,074	-	-	104,103

Net income	-	-	-	(3,101)	-	-	-	(3,101)
Other comprehensive income	-	-	-	-	(2,718)	126	-	(2,592)
Cash dividends	-	-	-	(6,181)	-	-	-	(6,181)
Issuance of common stock and other, net	-	-	54	-	-	-	-	54
Treasury stock:
Acquired	-	-	-	-	-	-	(1,006)	(1,006)
Retired	(1)	-	(1,005)	-	-	-	1,006	-

Balance at December 31, 2008	$24	$100	$54,873	$27,798	$8,356	$126	$-	$91,277

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1 - Summary of significant accounting policies:

Organization. We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2008.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At December 31, 2008, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies and us.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2006, 2007 and 2008 consisted of 52 weeks.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research development costs as incurred.  Advertising costs were approximately $872,000 in 2006, $804,000 in 2007, and $840,000 in 2008.

Goodwill and other intangible assets; amortization expense.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight line method over their estimated lives (approximately 3 to 8 years remaining at December 31, 2008).  We assess goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  See Note 4.

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $11.4 million in 2006, $10.4 million in 2007, and $8.6 million in 2008.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

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

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.2 million in 2006, $2.5 million in 2007 and $2.1 million in 2008.

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

Derivatives and hedging activities.  Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  See Note 13.  To manage such currency exchange rate risk, at December 31, 2008, we held a series of contracts to exchange an aggregate of U.S. $7.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and mature through June 2009.  The exchange rate was $1.22 per U.S. dollar at December 31, 2008.  The estimated fair value of the contracts was not material at December 31, 2008.  We had no currency forward contracts outstanding at December 31, 2007.

Income taxes.  We are a member of the Contran Tax Group.  We have been and currently are a part of the consolidated tax returns filed by Contran in certain United States state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 12.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.  Under certain circumstances, such tax regulations could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election.  We made net cash payments for taxes of $5.6 million in 2006, $9.5 million in 2007, and $5.2 million in 2008 to NL Industries, Inc.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not permanently reinvested. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $5.6 million, $5.7 million, and $5.6 million at December 31, 2006, 2007 and 2008, respectively. Determination of the amount of unrecognized deferred tax liability on such permanent reinvestment plans was not practicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed it was probable a tax position would not prevail with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions, for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 13.

Earnings per share.  Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 397,000 in 2006, 368,000 in 2007 and 172,000 in 2008.

Fair value of financial instruments. The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature.  We adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requites fair value measurements to be classified and disclosed in one of the following three categories:
•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.  The carrying amount of our indebtedness approximates fair value due to the stated variable interest rate approximating a market rate.  The fair value of our indebtedness is a Level 2 input. See Note 13.

Note 2 - Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  Our chief operating decision maker is Mr. David A. Bowers, our president and chief executive officer.  We have three operating segments – Security Products, Furniture Components and Marine Components.  The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, transportation, postal, banking, vending and other industries.  The Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures and distributes a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets, appliances and other applications.  Our Marine Components segment with a facility in Wisconsin and a facility shared with Security Products in Illinois manufactures and distributes marine instruments, hardware and accessories for performance boats.

In April 2006, we completed a marine component product business acquisition for aggregate cash consideration of $9.8 million, net of cash acquired.  The purchase price was allocated among tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets.

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

Segment assets are comprised of all assets attributable to the reportable segments.  Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents and notes receivable and, at December 31, 2007 and 2008, assets held for sale.  See Note 9.  For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location.  At December 31, 2007 and 2008, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $40.5 million and $32.8 million, respectively.

	Years ended December 31,
	2006	2007	2008
	(In thousands)
Net sales:
Security Products	$81,684	$80,085	$77,094
Furniture Components	92,983	81,331	76,405
Marine Components	15,456	16,267	12,003

Total net sales	$190,123	$177,683	$165,502

Operating income:
Security Products	$14,620	$12,218 *	$12,715
Furniture Components	10,036	8,001	9,205
Marine Components	822	799	(10,456	)**
Corporate operating expenses	(5,177)	(5,462)	(5,278)

Total operating income	20,301	15,556	6,186

Other non-operating income, net	1,270	1,133	240
Interest expense	(219)	(760)	(2,362)

Income from continuing operations before income taxes	$21,352	$15,929	$4,064

Depreciation and amortization:
Security Products	$4,309	$4,574	$3,557
Furniture Components	6,798	5,457	4,583
Marine Components	666	958	1,080
Corporate Depreciation	24	21	11

Total	$11,797	$11,010	$9,231

Capital expenditures:
Security Products	$5,335	$12,240	$4,348
Furniture Components	1,504	1,349	1,823
Marine Components	5,205	896	1,131

Total	$12,044	$14,485	$7,302

Goodwill:
Security Products	$23,742	$23,742	$23,742
Furniture Components	7,135	7,160	7,085
Marine Components	9,882	9,882	-	**

Total	$40,759	$40,784	$30,827

*   Includes $2.7 million of costs related to the consolidation of three of our northern Illinois facilities into one facility.  See Note 9.

**  We recorded a $9.9 million goodwill impairment charge for Marine Components in 2008.  This represents all of the goodwill we had previously recognized for this reporting unit.  See Note 4.

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Net sales:
Point of origin:
United States	$127,620	$118,460	$115,470
Canada	52,395	52,684	46,519
Taiwan	15,910	11,714	8,268
Eliminations	(5,802)	(5,175)	(4,755)

Total	$190,123	$177,683	$165,502

Point of destination:
United States	$153,942	$147,716	$134,247
Canada	19,985	19,251	16,920
Other	16,196	10,716	14,335

Total	$190,123	$177,683	$165,502

	December 31,
	2006	2007	2008
	(In thousands)
Total assets:
Security Products	$74,887	$80,051	$77,681
Furniture Components	77,781	67,184	59,148
Marine Components	26,607	26,436	14,953
Corporate and eliminations	12,751	14,044	11,620

Total	$192,026	$187,715	$163,402

Net property and equipment:
United States	$47,865	$50,876	$51,327
Canada	14,144	13,912	8,987
Taiwan	7,679	7,363	7,115

Total	$69,688	$72,151	$67,429

Note 3 - Inventories:

	December 31,
	2007	2008
	(In thousands)

Raw materials	$6,341	$7,552
Work in process	9,783	8,225
Finished products	8,153	6,884

Total	$24,277	$22,661

Note 4 – Goodwill and other intangible assets:

We have assigned goodwill to each of our reporting units (as that term is defined in SFAS No. 142) which correspond to our operating segments.  In accordance with SFAS No. 142 we test for goodwill impairment at the reporting unit level.  In accordance with the requirements of SFAS No. 142, we review goodwill for each of our three reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by SFAS No. 157.  If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.

During the third quarter of 2008, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit.  We used a discounted cash flow methodology in determining the estimated fair value of our Marine Components reporting unit.  The factors that led us to conclude goodwill associated with our Marine Components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  While we continue to believe in the long term potential of the Marine Components reporting unit, due to the extraordinary economic downturn in the marine industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, we have taken steps to reduce operating costs without inhibiting our ability to take advantage of opportunities to expand our market share.  When we performed this analysis in the third quarter, we also reviewed the goodwill associated with our Security Products and Furniture Components reporting units and concluded there was no impairment of goodwill for those reporting units.  Due to the continued weakening of the economy, we re-evaluated the goodwill associated with our Furniture Components reporting unit again in the fourth quarter of 2008 and concluded no additional impairments were present.  Our 2006 and 2007 annual impairment reviews of goodwill indicated no impairments.

Changes in the carrying amount of goodwill related to our operations during the past three years are presented in the table below.  Goodwill was generated principally from acquisitions of certain business units during 1998, 1999, 2000, and Marine Components acquisitions in August 2005 and April 2006.

	Security Products	Furniture Components	Marine Components	Total
	(In millions)

Balance at December 31, 2005	$23.7	$6.6	$5.4	$35.7

Goodwill acquired during the year	-	0.4	4.5	4.9

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2006	23.7	7.1	9.9	40.7

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2007	23.7	7.2	9.9	40.8

Goodwill impairment	-	-	(9.9)	(9.9)

Changes in currency exchange rates	-	(0.1)	-	(0.1)

Balance at December 31, 2008	$23.7	$7.1	$-	$30.8

Other intangible assets are stated net of accumulated amortization of $3.1 million at December 31, 2007 and $2.0 million at December 31, 2008.

Amortization of intangible assets was $441,000 in 2006, $604,000 in 2007, and $591,000 in 2008, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

Years ending December 31,	Amount
(In thousands)

2009	$600
2010	600
2011	400
2012	300
2013	100

Total	$2,000

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2007	2008
	(In thousands)

Accounts payable	$7,139	$4,985
Accrued liabilities:
Employee benefits	7,196	6,571
Customer tooling	736	787
Taxes other than on income	572	447
Insurance	502	458
Professional	252	222
Reserve for uncertain tax positions	237	-
Other	1,018	786

Total	$17,652	$14,256

Note 6 - Credit facility:

At December 31, 2008, we had a $50 million revolving bank credit facility that matured in January 2009.  At December 31, 2008, we had no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.  In January 2009, we amended the terms of the credit facility to extend the maturity date to January 15, 2012 and to reduce the size of the facility from $50.0 million to $37.5 million.  The amended credit facility bears interest, at our option, at either the prime rate plus a margin or LIBOR plus a margin.  The credit facility is collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries.  The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined).  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.

The credit facility permits us to pay dividends and/or repurchase common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility.  In addition to the permitted $.125 per share amount to repurchase our common stock and/or to pay dividends, at December 31, 2008, $20.4 million was available for dividends and/or repurchases of our common stock under the terms of the facility.

Note 7 - Income taxes:

The components of pre-tax income, the provision for income taxes attributable to continuing operations, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2006	2007	2008
	(In thousands)
Components of pre-tax income:
United States	$14,022	$8,647	$(5,253)
Non-U.S.	7,330	7,282	9,317

Total	$21,352	$15,929	$4,064

Provision for income taxes:
Currently payable:
U.S. federal and state	$5,651	$9,902	$3,570
Foreign	2,509	3,596	3,640

	8,160	13,498	7,210
Deferred income taxes (benefit):
U.S. federal and state	2,074	(6,503)	117
Foreign	(538)	(46)	(162)

	1,536	(6,549)	(45)

Total	$9,696	$6,949	$7,165

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$7,473	$5,575	$1,422
Non-U.S. tax rates	(298)	(237)	(328)
Incremental U.S. tax on earnings of foreign subsidiaries	2,138	1,384	2,777
State income taxes and other, net	535	404	255
No income tax benefit on goodwill impairment	-	-	3,459
Canadian tax rate change	(142)	152	(4)
Tax credits	(432)	(329)	(195)
Tax contingency reserve adjustments, net	422	-	(221)

Total	$9,696	$6,949	$7,165

Comprehensive provision for income taxes allocable to:
Income from operations	$9,696	$6,949	$7,165
Other comprehensive income – currency translation	1,210	1,580	1,479

Total	$10,906	$8,529	$8,644

The goodwill impairment charge is not deductible for income tax purposes, and therefore we did not recognize an income tax benefit related to the charge.

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2007	2008
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$1,049	$850
Tax on unremitted earnings of non-U.S. subsidiaries	(8,265)	(5,615)
Property and equipment	(4,669)	(5,442)
Accrued liabilities and other deductible differences	1,113	987
Tax loss and credit carryforwards	4,191	4,112
Other taxable differences	(2,364)	(2,291)
Valuation allowance	(3,901)	(3,901)

Total	$(12,846)	$(11,300)

Net current deferred tax assets	2,123	1,821
Net noncurrent deferred tax liabilities	(14,969)	(13,121)

Total	$(12,846)	$(11,300)

At December 31, 2008, we had, for U.S. federal income tax purposes, net operating loss carryforwards of approximately $400,000 which expire in 2009 through 2017.  Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year, and we utilized such $400,000 amount of the carryforwards in each of 2006, 2007, and 2008.  We believe it is more-likely-than-not that the carryforwards will be utilized to reduce future income tax liabilities, and accordingly we have not provided a deferred income tax asset valuation allowance to offset the benefit of the carryforwards.

We generated a $3.9 million federal income tax benefit associated with a U.S. capital loss realized in 2005.  We determined based on the weight of the available evidence that realization of the benefit of the capital loss did not and continues not to meet the more-likely-than-not recognition criteria.  Therefore, we have also recognized a deferred income tax asset valuation allowance to fully offset the deferred tax asset related to the capital loss carryforward.  The capital loss carryforward discussed above expires in 2010.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A			Class B
	Issued	Treasury	Outstanding	Issued and outstanding

Balance at December 31, 2005	5,234,280	-	5,234,280	10,000,000

Issued	32,700	-	32,700	-

Balance at December 31, 2006	5,266,980	-	5,266,980	10,000,000

Affiliate repurchase:
Issued	374,000	-	374,000	10,000,000
Reacquired	-	(483,600)	(483,600)	-
Retirement	(3,070,420)	483,600	(2,586,820)	(10,000,000)

Total affiliate repurchase	(2,696,420)	-	(2,696,420)	-

Other:
Issued	87,300	-	87,300	-
Reacquired	-	(179,100)	(179,100)	-
Retirement	(179,100)	179,100	-	-

Total other	(91,800)	-	(91,800)	-

Balance at December 31, 2007	2,478,760	-	2,478,760	10,000,000

Issued	9,000	-	9,000	-
Reacquired	-	(126,453)	(126,453)	-
Retirement	(126,453)	126,453	-	-

Balance at December 31, 2008	2,361,307	-	2,361,307	10,000,000

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

During 2007 and 2008, we purchased approximately 179,100 and 126,453 shares of our Class A common stock in market transactions for an aggregate of $3.3 million and $1.0 million in cash, respectively.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At December 31, 2008, approximately 678,000 shares were available for purchase under these repurchase authorizations.

In October 2007, our board of directors authorized the repurchase or cancellation of a net 2.7 million shares of our Class A common stock held directly and indirectly by TIMET.  We purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The price per share was determined based on our open market repurchases of our Class A common stock around the time the repurchase or cancellation of these shares was approved.  The authorization for the repurchase or cancellation of these Class A shares from TIMET was in addition to the share repurchase authorizations discussed above.  See Note 11.   We allocated the cost of these repurchases and/or cancellations to common stock at par value and additional paid-in capital.

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

	Shares	Exercise price per share	Amount payable upon exercise	Weighted average exercise price
	(In 000’s)

Outstanding at December 31, 2005	470	$10.00 – 20.00	$8,637	$18.38

Exercised	(27)	13.00	(347)	13.00
Canceled	(6)	20.00	(120)	20.00

Outstanding at December 31, 2006	437	$10.00 – 20.00	$8,170	$18.70

Exercised	(81)	10.00 – 20.00	(1,394)	17.21
Canceled	(7)	17.94 - 20.00	(133)	19.00

Outstanding at December 31, 2007	349	$12.15 – 20.00	$6,643	$19.03

Canceled	(215)	20.00	(4,300)	20.00

Outstanding at December 31, 2008	134	$12.15 – 19.25	$2,343	$17.49

Outstanding options at December 31, 2008 represent approximately 1% of our total outstanding shares of common stock at that date and expire at various dates through 2012 with a weighted-average remaining term of approximately 1 year.  Our market price per share at December 31, 2008 was $5.28.  Of the 134,000 outstanding options, which were fully vested at December 31, 2008, all 134,000 options were exercisable at prices higher than the December 31, 2008 market price per share.  At December 31, 2008, an aggregate of 878,820 shares were available for future grants.  Shares issued under the incentive stock plan are generally newly-issued shares.  The intrinsic value of our options exercised aggregate approximately $123,900 in 2006 and $241,400 in 2007 and the related income tax benefit from the exercises was $44,000 in 2006 and $77,000 in 2007.  No stock options were exercised in 2008.

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

The fixed asset write downs amounted to $765,000 of which $600,000 related to the classification of the River Grove facility as an “asset held for sale” in November 2007 as it was no longer being utilized and met all of the criteria under GAAP to be classified as an “asset held for sale.”  In classifying the facility and related assets (primarily land, building, and building improvements) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets.  In determining the estimated fair value of such assets, we considered recent sales prices for other property near the facility, Level 2 inputs as defined by SFAS No. 157.  Accordingly, we recognized $600,000 to write-down the assets to their estimated net realizable value of approximately $3.1 million at December 31, 2007.  We expect to dispose of the River Grove facility during 2009.  The Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value and was leased-back until we vacated the facility in October 2007.

Note 10 – Other non-operating income, net:

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Interest income	$1,278	$1,324	$389
Other income (expense), net	(8)	(191)	(149)

Total	$1,270	$1,133	$240

Note 11 -  Related party transactions:

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

In 2007, we purchased and/or cancelled a net 2.7 million shares of our Class A common stock from TIMET.  A subsidiary of Contran and persons and other entities related to Mr. Simmons own an aggregate of approximately 52% of TIMET’s outstanding common stock at December 31, 2007.  We purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The price per share was determined based on our open market repurchases of our Class A common stock around the time the repurchase from TIMET was approved.  The promissory note bears interest at LIBOR plus 1% (5.05% at December 31, 2008) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  The promissory note is subordinated to our U.S. revolving bank credit agreement.  See Note 6.  We may make prepayments on the promissory note payable to TIMET at any time, in any amount, without penalty.  During 2007 and 2008, we prepaid approximately $2.6 million and $7.0 million, respectively, of the promissory note.  At December 31, 2007 and 2008, approximately $50.0 million and $43.0 million, respectively, was outstanding under the promissory note, of which $250,000 and $1.0 million, respectively, was classified as a current liability. The scheduled repayments of the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2009	$1,000
2010	1,000
2011	1,000
2012	1,000
2013	1,000
2014	37,980

Total	$42,980

Under the terms of various Intercorporate Service Agreements (“ISAs”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $2.7 million in 2006, $2.9 million in 2007 and $3.1 million in 2008.

    Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI were approximately $1.2 million in 2006, $1.1 million in 2007 and $1.2 million in 2008.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

Note 12 - Commitments and contingencies:

Legal proceedings.    We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  On February 10, 2009, a complaint was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by our Canadian subsidiary.  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. Additionally, on February 13, 2009, a complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, by Humanscale against us and our Canadian subsidiary.  We have not been served in this matter as of the filing of our annual report on Form 10-K, however, we deny the allegations of infringement noted in this complaint.  We intend to deny the infringement before the ITC and seek to dismiss the complaint.  We currently believe that the disposition of all claims and disputes, individually or in the aggregate, if any, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 38% of sales in 2006, 31% in 2007 and 35% in 2008.  No customer accounted for sales of 10% or more in 2006, 2007, or 2008.

Rent expense, principally for buildings, was $787,000 in 2006, $429,000 in 2007 and $461,000 in 2008.  At December 31, 2008, future minimum rentals under noncancellable operating leases are shown below.

Years ending December 31,	Amount
(In thousands)

2009	$400
2010	156
2011	145
2012	16

Total	$717

Note 13 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  All of our fair value measurements are in compliance with SFAS No. 157, on a prospective basis, beginning in the first quarter of 2008, except for nonfinancial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we have expanded our disclosures regarding the valuation methods and level of inputs we utilize, except for nonfinancial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option – In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Business Combinations – Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at December 31, 2008 are accounted for under hedge accounting.  See Note 1.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

Uncertain tax positions -   In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  Upon adopting FIN 48 on January 1, 2007, we recognized a $41,000 increase to retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued at December 31, 2007 was $45,000 and nil at December 31, 2008.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007 and 2008:

	Years Ended December 31,
	2007	2008
	(In thousands)
Unrecognized tax benefits:
Amount at adoption of FIN 48 (or beginning of the year)	$(585)	$(192)
Tax positions take in prior periods:
Gross increases	-	-
Gross decreases	6	-
Tax positions taken in current period:
Gross increases	-	-
Gross decreases	-	-
Settlements with taxing authorities – cash paid	301	-
Lapse of applicable statute of limitations	86	192

Amount at end of the year	$(192)	$-

Pursuant to the expiration of certain statue of limitations, we released the balance of the FIN 48 liability in the third quarter of 2008.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2005 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2003 for Taiwan, and 2004 for Canada.

Note 14 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30		Dec. 31
	(In millions, except per share amounts)
2007:
Net sales	$43.6	$45.2	$46.4		$42.5
Gross profit	12.1	11.9	11.9		9.3
Operating income	5.4	4.6	4.3	(a)	1.2	(a)
Net income	3.0	2.6	2.8		0.5

Basic and diluted earnings per share	$.20	$.17	$.18		$.04

2008:
Net sales	$40.5	$43.7	$43.9		$37.4
Gross profit	9.9	11.0	11.2		8.1
Operating income (loss)	3.5	4.5	(4.9	)(b)	3.1
Net income (loss)	1.6	2.1	(7.5	)(b)	0.7

Basic and diluted earnings (loss) per share	$.13	$.17	$(.61)		$.06

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

                (a)   Quarterly operating income for the quarters ended September 30, 2007 and December 31, 2007 was impacted by $808,000 and $1.9 million, respectively, of costs related to the consolidation of three of our northern Illinois facilities into one new facility including a $600,000 charge to write-down a vacated facility to its estimated net realizable value.  See Note 9.

(b)   We recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit in the third quarter of 2008.  See Note 4.