Form 10-Q
period 2009-03-31
COMPX INTERNATIONAL INC
filed 2009-05-01
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     * Yes         No

   *    The Registrant has not yet been phased into the interactive data requirements

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on April 29, 2009:
Class A:   2,361,307
Class B:  10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2008	March 31, 2009
		(unaudited)
Current assets:
Cash and cash equivalents	$14,411	$11,819
Accounts receivable, net	16,837	13,899
Receivables from affiliates	1,472	1,906
Refundable income taxes	83	323
Inventories, net	22,661	20,880
Prepaid expenses and other current assets	1,300	1,070
Deferred income taxes	1,841	1,840
Current portion of interest and note receivable	943	948

Total current assets	59,548	52,685

Other assets:
Goodwill	30,827	30,707
Other intangible assets	1,991	1,845
Assets held for sale	3,517	3,517
Other assets	90	129

Total other assets	36,425	36,198

Property and equipment:
Land	11,858	11,726
Buildings	36,642	37,426
Equipment	110,915	112,876
Construction in progress	4,406	1,398
	163,821	163,426

Less accumulated depreciation	96,392	97,510

Net property and equipment	67,429	65,916

Total assets	$163,402	$154,799

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2008	March 31, 2009
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	14,256	10,034
Interest payable to affiliate	528	250
Deferred income taxes	20	19
Income taxes	1,167	103

Total current liabilities	16,971	11,406

Noncurrent liabilities:
Note payable to affiliate	41,980	41,730
Deferred income taxes and other	13,174	13,074

Total noncurrent liabilities	55,154	54,804

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,873	54,873
Retained earnings	27,798	25,673
Accumulated other comprehensive income	8,482	7,919

Total stockholders' equity	91,277	88,589

Total liabilities and stockholders’ equity	$163,402	$154,799

Commitments and contingencies (Note 7)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2008	2009
	(unaudited)

Net sales	$40,520	$28,476
Cost of goods sold	30,578	23,703

Gross margin	9,942	4,773

Selling, general and administrative expense	6,404	5,678
Other operating expense, net	7	32

Operating income (loss)	3,531	(937)

Other non-operating income, net	116	18
Interest expense	(762)	(323)

Income (loss) before income taxes	2,885	(1,242)

Provision (benefit) for income taxes	1,324	(662)

Net income (loss)	1,561	(580)

Basic and diluted earnings (loss) per common share	$.13	$(.05)

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted earnings (loss) per share	12,446	12,361

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,561	$(580)
Depreciation and amortization	2,344	2,090
Deferred income taxes	27	(60)
Other, net	101	326
Change in assets and liabilities:
Accounts receivable, net	1,173	2,804
Inventories, net	(1,000)	1,517
Accounts payable and accrued liabilities	(2,553)	(4,822)
Accounts with affiliates	637	(433)
Income taxes	160	(1,280)
Other, net	(11)	143

Net cash provided by (used in) operating activities	2,439	(295)

Cash flows from investing activities:
Capital expenditures	(1,434)	(335)
Proceeds on disposal of asset held for sale	250	-
Other, net	34	2

Net cash used in investing activities	(1,150)	(333)

Cash flows from financing activities:
Dividends paid	(1,560)	(1,545)
Repayment of loan from affiliate	-	(250)
Treasury stock acquired	(496)	-
Other, net	-	(96)

Net cash used in financing activities	(2,056)	(1,891)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(767)	(2,519)
Currency translation	515	(73)
Cash and cash equivalents at beginning of period	18,399	14,411

Cash and cash equivalents at end of period	$18,147	$11,819

Supplemental disclosures – cash paid for:
Interest	$571	$571
Income taxes, net	679	1,111

Non-cash investing and financing activity -
Accrual for capital expenditures	$211	$365

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Three months ended March 31, 2009

(In thousands)

(unaudited)
					Accumulated other
			Additional		comprehensive income		Total
	Common Stock		paid-in	Retained	Currency	Hedging	stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	derivatives	equity	loss

Balance at December 31, 2008	$24	$100	$54,873	$27,798	$8,356	$126	$91,277

Net loss	-	-	-	(580)	-	-	(580)	$(580)

Other comprehensive loss, net	-	-	-	-	(460)	(103)	(563)	(563)

Cash dividends	-	-	-	(1,545)	-	-	(1,545)

Balance at March 31, 2009	$24	$100	$54,873	$25,673	$7,896	$23	$88,589

Comprehensive loss								$(1,143)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2009.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At March 31, 2009, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to CompX International Inc. and its subsidiaries (NYSE: CIX), taken as a whole.

Note 2 - Business segment information:

	Three months ended March 31,
	2008	2009
	(In thousands)

Net sales:
Security Products	$19,076	$15,283
Furniture Components	17,753	11,895
Marine Components	3,691	1,298

Total net sales	$40,520	$28,476

Operating income (loss):
Security Products	$3,239	$1,576
Furniture Components	1,426	(22)
Marine Components	103	(1,150)
Corporate operating expenses	(1,237)	(1,341)

Total operating income (loss)	3,531	(937)

Other non-operating income, net	116	18
Interest expense	(762)	(323)

Income (loss) before income taxes	$2,885	$(1,242)

Note 3 - Inventories, net:

	December 31, 2008	March 31, 2009
	(In thousands)

Raw materials	$7,552	$7,364
Work in process	8,225	7,213
Finished products	6,884	6,303

Total inventory	$22,661	$20,880

Note 4 - Accounts payable and accrued liabilities:

	December 31, 2008	March 31, 2009
	(In thousands)

Accounts payable	$4,985	$3,442
Accrued liabilities:
Employee benefits	6,571	3,848
Customer tooling	787	733
Taxes other than on income	447	553
Insurance	458	459
Professional	222	330
Other	786	669

Total accounts payable and accrued liabilities	$14,256	$10,034

Note 5 – Provision (benefit) for income taxes:

	Three months ended March 31,
	2008	2009
	(In thousands)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$1,010	$(435)
Non–U.S. tax rates	(54)	39
Incremental U.S. tax on earnings of foreign subsidiaries	278	(226)
State income taxes and other, net	90	(40)

Total income tax expense (benefit)	$1,324	$(662)

Note 6 – Currency forward exchange contracts:

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  At March 31, 2009, we held a series of contracts to exchange an aggregate of U.S. $3.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.25 per U.S. dollar.  These contracts qualified for hedge accounting and mature through June 2009.  The exchange rate was $1.25 per U.S. dollar at March 31, 2009.  The estimated fair value of the contracts was not material at March 31, 2009.

Note 7 – Commitments and contingencies:

We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.

Humanscale Litigation

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by our Canadian subsidiary (“investigation”).  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a target date of June 14, 2010 for its findings.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale.

On February 13, 2009, a Complaint for Patent Infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the Complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. 5,037,054 and U.S. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions on April 24, 2009 and awaits a hearing by the judge with respect to these motions.

Accuride Litigation

On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc.  Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097 B2.  Accuride seeks an order declaring willful infringement of one or more claims of the patent; an order enjoining CompX from making or selling slides that so infringe; damages for such willful infringement to be at least $1,000,000; and costs and attorneys’ fees.  CompX was on April 24, 2009 served with a summons in this matter and intends to file an answer denying any claims of infringement made by Accuride.

        We currently believe that the disposition of all claims and disputes, individually or in the aggregate, if any, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Note 8 – Recent accounting pronouncements:

Derivative Disclosures – In March 2008 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at March 31, 2009 are accounted for under hedge accounting.  See Note 6.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  All of our fair value measurements are in compliance with SFAS No. 157 at March 31, 2009. The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Disclosures – Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.  Prior to the adoption of the FSP we are only required to disclose this information annually.  This FSP will become effective for us in the second quarter of 2009 and its adoption will not affect our Condensed Consolidated Financial Statements.

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

We reported an operating loss of $937,000 in the first quarter of 2009 compared to operating income of $3.5 million for the first quarter of 2008.  Our operating income decreased quarter over quarter primarily due to the effects of lower order rates from our customers relating to unfavorable economic conditions in North America partially offset by the positive effects of cost reductions implemented in response to lower sales and the impact of  relative changes in foreign currency exchange rates.

Results of Operations

	Three months ended March 31,
	2008	%	2009	%
	(Dollars in thousands)

Net sales	$40,520	100.0%	$28,476	100.0%
Cost of goods sold	30,578	75.5	23,703	83.2

Gross margin	9,942	24.5	4,773	16.8

Operating costs and expenses	6,411	15.8	5,710	20.1

Operating income (loss)	$3,531	8.7%	$(937)	(3.3%)

Net sales.  Net sales decreased $12.0 million, or 30%, to $28.5 million in the first quarter of 2009 as compared to $40.5 million in the first quarter of 2008.  Net sales decreased due to lower order rates from our customers resulting from unfavorable economic conditions in North America.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales increased by 8% in the first quarter of 2009 compared to 2008.  As a result, gross margin decreased over the same period. The resulting decline in gross margin is primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under utilization of capacity partially offset by cost reductions implemented in response to lower sales.

Operating costs and expenses.  Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses increased 4% in the first quarter of 2009 compared to 2008 primarily due to reduced coverage of selling and general administrative costs as a result of lower sales volumes.

Operating income (loss).  Operating income (loss) in the first quarter of 2009 decreased to a loss of $937,000 compared to income of $3.5 million for the first quarter of 2008.  As a percentage of net sales, operating income (loss) decreased for the first quarter of 2009 compared to the first quarter of 2008 due to the impact of lower gross margin discussed above.

Currency.  Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Our Furniture Component segment’s net sales were negatively impacted while its operating income was positively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:

Increase (decrease)
Three months ended March 31, 2009 vs. 2008
(In thousands)

Impact on net sales	$(593)

Impact on operating income	688

The negative impact on sales relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar.  The positive impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into higher local currency amounts due to the strengthening of the U.S. dollar.  This positively impacted our gross margin as it results in more local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Interest expense.  Interest expense decreased approximately $439,000 for the period ending March 31, 2009 compared to the same period ending March 31, 2008.  The decrease in interest expense is the result of a decrease in interest rates on the outstanding principal amount of our note payable to affiliate (5.7% at March 31, 2008 as compared to 2.4% at March 31, 2009) and the approximately $7.0 million less of principal outstanding in the first quarter of 2009 as compared to the first quarter of 2008.

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 5 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to the U.S. deferred tax or benefit on our foreign earnings that are not permanently reinvested and an election to not claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.  Our geographic mix of pre-tax earnings and the U.S. deferred tax or benefit related to our foreign  earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2008 and 2009 is higher than the 35% U.S. federal statutory income tax rate.  Our effective income tax rate for the first quarter of 2009 increased 7 percentage points from the same period in 2008 primarily due to a higher percentage of our earnings being sourced from Canada.  We currently expect our effective income tax rate for the remainder of 2009 will approximate our effective income tax rate for the three months ended March 31, 2009.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended March 31,		%
	2008	2009	Change
	(In thousands)

Net sales:
Security Products	$19,076	$15,283	(19.9%)
Furniture Components	17,753	11,895	(33.0%)
Marine Components	3,691	1,298	(64.8%)

Total net sales	$40,520	$28,476	(29.7%)

Gross margin:
Security Products	$5,542	$3,750	(32.3%)
Furniture Components	3,434	1,532	(55.4%)
Marine Components	966	(509)	n.m.

Total gross margin	$9,942	$4,773	(52.0%)

Operating income (loss):
Security Products	$3,239	$1,576	(51.3%)
Furniture Components	1,426	(22)	n.m.
Marine Components	103	(1,150)	n.m.
Corporate operating expenses	(1,237)	(1,341)	8.4%

Total operating income	$3,531	$(937)	(126.5%)

n.m. percentage not meaningful

Security Products.  Security Products net sales decreased 20% to $15.3 million in the first quarter of 2009 compared to $19.1 million in the same period last year.  The decrease in sales is primarily due to lower customer order rates resulting from unfavorable economic conditions in North America.  Gross margin percentage decreased from 29% in the first quarter of 2008 to 25% in the same period in 2009 primarily due to reduced fixed cost coverage from lower sales and the related under utilization of capacity, partially offset by cost reductions implemented in response to lower sales.  As a result, operating income percentage for the Security Products segment decreased from 17% for the first quarter of 2008 to 10% for the first quarter of 2009.

Furniture Components.  Furniture Components net sales declined 33% to $11.9 million in the first quarter of 2009 compared to $17.8 million in the first quarter of 2008 primarily due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage decreased from 19% in the first three months of 2008 to 13% in the first three months of 2009 due to reduced coverage of fixed costs from lower sales volume and the related under utilization of capacity offset in part by cost reductions implemented in response to lower sales. As a result, operating income decreased from $1.4 million in the first quarter of 2008 to a loss of $22,000 in the first quarter of 2009.

Marine Components.  Marine Components net sales decreased 65% during the first quarter of 2009 as compared to 2008 primarily due to a dramatic overall downturn in the marine industry.  As a result, gross margin decreased from $1.0 million in the first quarter of 2008 to a loss of $509,000 in the first quarter of 2009, and operating income decreased from $103,000 to a loss of $1.2 million in the first three months of 2009 compared to the same period in 2008.

Outlook.  Demand for our products continues to slow as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  While the cost of commodity raw materials declined from the fourth quarter of 2008, we currently expect these costs to continue to be volatile in 2009.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions

       As discussed in Note 7 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity, we could incur costs defending against such claims that could be material.

Liquidity and Capital Resources

Consolidated Cash Flows -

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first three months of 2009 decreased by $2.7 million as compared to the first three months of 2008 due primarily to the net effects of:

•	Lower operating income in 2009 of approximately $4.5 million;
•	Higher net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $1.9 million in 2009; and
•	Higher cash paid for income taxes in 2009 of approximately $400,000 due to the timing of taxes paid on non-U.S. earnings.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales’ outstanding increased from December 31, 2008 to March 31, 2009.  The increase is primarily due to the timing of collections on a lower accounts receivable balance as of March 31, 2009.  As shown below, our average number of days in inventory increased from December 31, 2008 to March 31, 2009.  The increase in days in inventory is primarily due to lower sales in the first quarter of 2009 which impacted the days in inventory.  In absolute terms, however, we reduced inventory by $1.8 million in the first quarter of 2009 as compared to December 31, 2008.  For comparative purposes, we have provided comparable prior year numbers below.

	December 31,	March 31,	December 31,	March 31,
	2007	2008	2008	2009

Days’ Sales Outstanding	44 days	43 days	41 days	44 days
Days in Inventory	63 days	75 days	70 days	80 days

Investing activities.  Net cash used by investing activities totaled $1.2 million in the first quarter of 2008 compared to net cash used by investing activities of $333,000 in the first quarter of 2009 due primarily to lower planned capital expenditures in 2009.

Financing activities.  Net cash used by financing activities was comparable at $2.1 million in the first quarter of 2008 and $1.9 million in the first quarter of 2009.  We paid quarterly dividends of $1.6 million and $1.5 million, or $.125 per share, in the first quarter of 2008 and 2009, respectively.

Debt obligations.  Provisions contained in our $37.5 million revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  There are no amounts outstanding under our revolving credit facility.  Although there are no current expectations to borrow on the revolving credit facility, lower future operating results would likely reduce our amount available to borrow.

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

We believe that cash generated from operations and borrowing availability under our $37.5 million revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next 12 months.  To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2009, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012.  The entire balance is currently available for future borrowings, although lower future operating results would likely reduce our amount available to borrow.

Capital Expenditures.  Firm purchase commitments for capital projects in process at March 31, 2009 approximated $795,000.  We have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  We are limiting 2009 investments to those expenditures required to meet our lower expected customer demand and those required to properly maintain our facilities.

Repurchase of Common Stock.  We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At April 29, 2009, we had approximately 678,000 shares available for repurchase of our common stock under previous authorizations.

Commitments and Contingencies.  See Note 7 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off balance sheet financing arrangements -

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Recent accounting pronouncements –

See Note 8 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates –

There have been no changes in the first quarter of 2009 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report.

Forward-Looking Information

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information.  Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.  Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future supply and demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs),
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),
•	Demand for office furniture,
•	Service industry employment levels,
•	Demand for high performance marine components,
•	Competitive products and prices, including competition from lower-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with the development of new product features,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Current and future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts, and
•	Operating interruptions (including, but not limited to labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions).

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

ITEM 3.                      QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report, and to Note 6 to the Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

ITEM 1.                      Legal Proceedings

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to our business.  In addition to the information that is included below, we have included certain of the information called for by this Item in Note 7 to the Condensed Consolidated Financial Statements, and we are incorporating that information here by reference.  On February 10, 2009, a complaint was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation alleging the unlawful importation of certain adjustable keyboard support systems and components into the U.S. by us and our Canadian subsidiary, CompX Waterloo.  Additionally, on February 13, 2009, a complaint for patent infringement was filed in the United States District Court by Humanscale against us and CompX Waterloo.  We deny any infringement alleged in these complaints and seek to dismiss these complaints.
On March 30, 2009, we filed a counterclaim against Humanscale for patent infringement of certain patents held by CompX relating to keyboard support arms.  We believe certain Humanscale keyboard support arms infringe on our patents.
On April 8, 2009, Accuride International Inc. filed a complaint for patent infringement in the United States District Court against us and a U.S. subsidiary. Accuride seeks an order declaring willful infringement of a U.S. patent held by Accuride; an order enjoining CompX from making or selling slides that so infringe; damages for infringement of at least $1,000,000; and costs and attorneys’ fees. We deny the allegations of infringement noted in this complaint and will seek to dismiss the complaint.
Currently no material environmental or other material litigation is pending or, to our knowledge, threatened.  We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  Refer also to Note 7 to our Condensed Consolidated Financial Statements and to our 2008 Annual Report.

ITEM 1A.        Risk Factors.

       Reference is made to the 2008 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the three months ended March 31, 2009.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled. We did not purchase any shares of our common stock during the first quarter of 2009.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:  May 1, 2009                                                                  By: /s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller