Form 10-Q
period 2009-06-30
COMPX INTERNATIONAL INC
filed 2009-08-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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
* Yes      No

*	The Registrant has not yet been phased into the interactive data requirements.

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on July 31, 2009:
Class A:   2,370,307
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2008	June 30, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$14,411	$15,038
Accounts receivable, net	16,837	14,291
Receivables from affiliates	1,472	1,932
Inventories, net	22,661	18,797
Prepaid expenses and other	1,300	746
Deferred income taxes	1,841	1,841
Refundable income taxes	83	866
Current portion of interest and note receivable	943	-

Total current assets	59,548	53,511

Other assets:
Goodwill	30,827	30,856
Other intangible assets	1,991	1,701
Assets held for sale	3,517	2,800
Other assets	90	127

Total other assets	36,425	35,484

Property and equipment:
Land	11,858	11,910
Buildings	36,642	37,995
Equipment	110,915	114,717
Construction in progress	4,406	1,908
	163,821	166,530

Less accumulated depreciation	96,392	101,176

Net property and equipment	67,429	65,354

Total assets	$163,402	$154,349

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2008	June 30, 2009
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	14,256	11,365
Interest payable to affiliate	528	227
Income taxes payable to affiliates and other	20	144
Income taxes	1,167	485

Total current liabilities	16,971	13,221

Noncurrent liabilities:
Note payable to affiliate	41,980	41,230
Deferred income taxes and other	13,174	13,310

Total noncurrent liabilities	55,154	54,540

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,873	54,928
Retained earnings	27,798	22,540
Accumulated other comprehensive income	8,482	8,996

Total stockholders' equity	91,277	86,588

Total liabilities and stockholders’ equity	$163,402	$154,349

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$43,708	$29,239	$84,228	$57,715
Cost of goods sold	32,726	22,991	63,305	46,695

Gross margin	10,982	6,248	20,923	11,020

Selling, general and administrative expense	6,504	6,452	12,908	12,130
Assets held for sale write-down	-	717	-	717
Other operating expense, net	11	28	19	60

Operating income (loss)	4,467	(949)	7,996	(1,887)

Other non-operating income, net	24	7	141	25
Interest expense	(504)	(293)	(1,266)	(616)

Income (loss) before income taxes	3,987	(1,235)	6,871	(2,478)

Provision (benefit) for income taxes	1,863	352	3,186	(311)

Net income (loss)	$2,124	$(1,587)	$3,685	$(2,167)

Basic and diluted earnings (loss) per common share	$.17	$(.13)	$.30	$(.18)

Cash dividends per share	$.125	$.125	$.25	$.25

Shares used in the calculation of basic and diluted earnings (loss) per share	12,374	12,365	12,410	12,363

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$3,685	$(2,167)
Depreciation and amortization	4,677	4,217
Assets held for sale write-down	-	717
Deferred income taxes	(647)	(157)
Other, net	496	733
Change in assets and liabilities:
Accounts receivable, net	180	2,445
Inventories, net	(2,137)	3,634
Accounts payable and accrued liabilities	84	(3,397)
Accounts with affiliates	(80)	(337)
Income taxes	(5)	(1,433)
Other, net	(895)	1,285

Net cash provided by operating activities	5,358	5,540

Cash flows from investing activities:
Capital expenditures	(3,431)	(1,242)
Cash collected on note receivable	1,306	261
Proceeds on disposal of asset held for sale	250	-

Net cash used in investing activities	(1,875)	(981)

Cash flows from financing activities:
Principal payments on note payable to affiliate	-	(750)
Dividends paid	(3,101)	(3,091)
Treasury stock acquired	(1,006)	-
Other, net	(56)	(95)

Net cash used in financing activities	(4,163)	(3,936)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(680)	623
Currency translation	462	4
Cash and cash equivalents at beginning of period	18,399	14,411

Cash and cash equivalents at end of period	$18,181	$15,038

Supplemental disclosures – cash paid for:
Interest	$1,305	$870
Income taxes, net	4,096	1,628

Non-cash investing activities:
Accrual for capital expenditures	$293	$136

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Six months ended June 30, 2009

(In thousands)

			Additional		Accumulated other comprehensive income-		Total
	Common Stock		paid-in	Retained	Currency	Hedging	stockholders’	Comprehensive
	Class A	Class B	capital	earnings	translation	derivatives	equity	loss
(unaudited)

Balance at December 31, 2008	$24	$100	$54,873	$27,798	$8,356	$126	$91,277

Net loss	-	-	-	(2,167)	-	-	(2,167)	$(2,167)

Other comprehensive income (loss),net	-	-	-	-	640	(126)	514	514

Issuance of common stock	-	-	55	-	-	-	55	-

Cash dividends	-	-	-	(3,091)	-	-	(3,091)	-

Balance at June 30, 2009	$24	$100	$54,928	$22,540	$8,996	$-	$86,588

Comprehensive loss								$(1,653)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2009. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At June 30, 2009, (i) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 94% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on February 25, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the adjustment to the carrying value of the assets held for sale discussed in Note 5) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.  Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands)
Net sales:
Security Products	$20,189	$15,430	$39,265	$30,712
Furniture Components	19,731	11,694	37,484	23,589
Marine Components	3,788	2,115	7,479	3,414

Total net sales	$43,708	$29,239	$84,228	$57,715

Operating income (loss):
Security Products	$3,357	$2,528	$6,596	$4,104
Furniture Components	2,370	(981)	3,795	(1,001)
Marine Components	165	(439)	268	(1,590)
Corporate operating expense	(1,425)	(2,057)	(2,663)	(3,400)

Total operating income (loss)	4,467	(949)	7,996	(1,887)

Other non-operating income, net	24	7	141	25
Interest expense	(504)	(293)	(1,266)	(616)

Income (loss) before income taxes	$3,987	$(1,235)	$6,871	$(2,478)

Intersegment sales are not material.  The corporate operating expense for the 2009 periods includes in the second quarter a write-down on assets held for sale of approximately $717,000.  See Note 5.

Note 3 – Inventories, net:

	December 31, 2008	June 30, 2009
	(In thousands)

Raw materials	$7,552	$6,471
Work in progress	8,225	6,937
Finished products	6,884	5,389

Total inventory, net	$22,661	$18,797

Note 4 - Note receivable:

During the second quarter of 2009, we received the final principal payment together with all interest due on our outstanding note receivable related to the sale of our European Thomas Regout operations completed in 2005.  The final payment totaled approximately $948,000, of which $261,000 related to principal and the remaining $687,000 related to interest that had accrued over the four year period.

Note 5 – Assets held for sale:

     Our assets held for sale consist of two properties (primarily land, buildings and building improvements) formerly used in our operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Since that time, and as weak economic conditions have continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs as defined by SFAS No. 157.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.  This charge is included in corporate operating expense.

Note 6 – Accounts payable and accrued liabilities:

	December 31, 2008	June 30, 2009
	(In thousands)

Accounts payable	$4,985	$3,425
Accrued liabilities:
Employee benefits	6,571	4,406
Customer tooling	787	960
Taxes other than on income	447	535
Insurance	458	477
Professional fees	222	752
Other	786	810

Total accounts payable and accrued liabilities	$14,256	$11,365

Note 7 – Provision for income taxes (benefit):

	Six months ended June 30,
	2008	2009
	(In thousands)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$2,405	$(867)
Non–U.S. tax rates	(116)	17
Incremental U.S. tax on earnings of non-U.S. subsidiaries	696	325
State income taxes and other, net	201	214

Total provision for income taxes (benefit)	$3,186	$(311)

Note 8 – Commitments and contingencies:

We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.

Humanscale litigation

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by our Canadian subsidiary.  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a target date of June 2010 for its findings.  The investigation with its attendant discovery by the parties is now underway.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale.

On February 13, 2009, a Complaint for Patent Infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  We answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the complaint on March 30, 2009.  We filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. 5,037,054 and U.S. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  We filed our response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.  Discovery by the parties with respect to our claims is proceeding with a trial date set by the court for February 2010.

Accuride litigation

On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc.  Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097 B2.  Accuride seeks an order declaring willful infringement of one or more claims of the patent; an order enjoining us from making or selling slides that infringe on their patents; damages for such willful infringement to be at least $1,000,000; plus costs and attorneys’ fees.  On April 24, 2009 we were served with a summons in this matter and on May 18, 2009 we filed an answer denying any claims of infringement made by Accuride and asserting certain defenses including the invalidity of Accuride’s patent.  Discovery by the parties with respect to Accuride’s claims of infringement is proceeding with a trial date yet to be set by the court.

While we currently believe that the disposition of all claims and disputes, individually or in the aggregate, if any, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

Note 9 – Financial instruments:

The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature.  The carrying amount of our indebtedness approximates fair value due to the stated variable interest rate approximating a market rate.  The fair value of our indebtedness is a Level 2 input as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.

Note 10 – Recent accounting pronouncements:

Derivative Disclosures – In March 2008 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements. We have no outstanding forward contracts at June 30, 2009.

Fair Value Disclosures – Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and is included in Note 9 to our Condensed Consolidated Financial Statements.

     Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events through August 3, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material affect on our Condensed Consolidated Financial Statements.

GAAP Hierarchy – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS No. 168  establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS No. 168 will become effective for us in the third quarter of 2009 and will not have a material effect on our Condensed Consolidated Financial Statements.

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

We reported an operating loss of $949,000 in the second quarter of 2009 compared to operating income of $4.5 million in the same period of 2008.  We reported an operating loss of $1.9 million for the six-month period ended June 30, 2009 compared to operating income of $8.0 million for the comparable period of 2008.  The decreases in operating income are primarily due to the negative effects of lower order rates from our customers relating to unfavorable economic conditions in North America, reduced coverage of overhead and fixed manufacturing costs from the resulting under-utilization of production capacity, higher legal expense relating to certain patent related litigation, and a write-down on assets held for sale, partially offset by the positive effects of cost reductions implemented in response to lower sales and the impact of relative changes in foreign currency exchange rates.

Results of Operations

	Three months ended June 30,
	2008	%	2009	%
	(Dollars in thousands)

Net sales	$43,708	100.0%	$29,239	100.0%
Cost of goods sold	32,726	74.9	22,991	78.6

Gross margin	10,982	25.1	6,248	21.4

Operating costs and expenses	6,515	14.9	6,480	22.2
Assets held for sale write-down	-	-	717	2.5

Operating income (loss)	$4,467	10.2%	$(949)	(3.2)%

	Six months ended June 30,
	2008	%	2009	%
	(Dollars in thousands)

Net sales	$84,228	100.0%	$57,715	100.0%
Cost of goods sold	63,305	75.2	46,695	80.9

Gross margin	20,923	24.8	11,020	19.1

Operating costs and expenses	12,927	15.3	12,190	21.1
Assets held for sale write-down	-	-	717	1.2

Operating income (loss)	$7,996	9.5%	$(1,887)	(3.3)%

Net sales.  Net sales decreased 33% in the second quarter and 31% in the first six months of 2009 compared to the same periods in 2008.  Net sales decreased principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales increased by 4% in the second quarter and 6% in the first six months of 2009 compared to the same periods in 2008.  As a result, gross margin percentage decreased over the same periods.  The resulting declines in gross margin are primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilization of capacity, partially offset by cost reductions implemented in response to lower sales.

Operating costs and expenses.  Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses increased approximately 7% and 6% for the quarter and six month comparative periods.  The increases are primarily due to reduced coverage of selling and general administrative costs as a result of lower sales volumes and approximately $920,000 in Furniture Components patent litigation expenses incurred in the second quarter of 2009.  See Note 8 to the Condensed Consolidated Financial Statements.

Assets held for sale.  During the second quarter of 2009, we recorded a write-down on assets held for sale of $717,000, which is included in corporate operating expense.  See Note 5 to the Condensed Consolidated Financial Statements.

Operating income (loss).  Operating income (loss) as a percentage of sales decreased 13% in each of the second quarter and the first six months of 2009 as compared to the same periods in 2008.  The decrease is primarily due to the impact of lower gross margin and higher operating costs and expenses as discussed above, partially offset by the impact of relative changes in foreign currency exchange rates.

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

	Increase (decrease)
	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	(In thousands)

Impact on net sales	$(354)	$(947)

Impact on operating income	618	1,306

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

Interest expense.  Interest expense decreased by approximately $211,000 and $650,000 for the three month and six month periods ended June 30, 2009 compared to the same periods ended June 30, 2008, respectively.  The decreases in interest expense are the result of a decrease in interest rates on the outstanding principal amount of our note payable to affiliate (3.7% at June 30, 2008 as compared to 2.2% at June 30, 2009) and the approximate $8.0 million less of principal outstanding in the first six months of 2009 as compared to 2008.

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election not to claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.  Our geographic  mix of pre-tax earnings and the U.S. deferred tax or benefit related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rates in 2008 and 2009 vary from the 35% U.S. federal statutory income tax rate.

Segment Results

The key performance indicator for our segments is the level of their operating income margins.

	Three months ended June 30,			Six months ended June 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in thousands)

Net sales:
Security Products	$20,189	$15,430	(23.6)%	$39,265	$30,712	(21.8)%
Furniture Components	19,731	11,694	(40.7)	37,484	23,589	(37.1)
Marine Components	3,788	2,115	(44.2)	7,479	3,414	(54.4)

Total net sales	$43,708	$29,239	(33.1)%	$84,228	$57,715	(31.5)%

Gross margin:
Security Products	$5,660	$4,526	(20.0)%	$11,200	$8,275	(26.1)%
Furniture Components	4,383	1,526	(65.2)	7,817	3,057	(60.9)
Marine Components	939	196	(79.1)	1,906	(312)	(116.4)

Total gross margin	$10,982	$6,248	(43.1)%	$20,923	$11,020	(47.3)%

Operating income (loss):
Security Products	$3,357	$2,528	(24.7)%	$6,596	$4,104	(37.8)%
Furniture Components	2,370	(981)	(141.4)	3,795	(1,001)	(126.4)
Marine Components	165	(439)	n.m.	268	(1,590)	n.m.
Corporate operating expense	(1,425)	(2,057)	(44.4)	(2,663)	(3,400)	(27.7)

Total operating income (loss)	$4,467	$(949)	(121.2)%	$7,996	$(1,887)	(123.6)%

Gross margin as a percentage of net sales:
Security Products	28.0%	29.3%		28.5%	26.9%
Furniture Components	22.2%	13.0%		20.9%	13.0%
Marine Components	24.8%	9.3%		25.5%	(9.1)%

Operating income (loss) as a percentage of net sales:
Security Products	16.6%	16.4%		16.8%	13.4%
Furniture Components	12.0%	(8.4)%		10.1%	(4.2)%
Marine Components	4.4%	(20.8)%		3.6%	(46.6)%

n.m. = not meaningful

Security Products.  Security Products net sales decreased 24% in the second quarter of 2009 compared to the same period of last year, and decreased 22% in the first six months of 2009 compared to the same period in the prior year.  The decrease in sales is primarily due to lower customer order rates resulting from unfavorable economic conditions in North America.  Gross margin percentage increased approximately 1% for the quarter and decreased approximately 2% for the six month comparative period.  The increase for the quarter is primarily related to the positive impact of price and cost changes during the second quarter of 2009 and the reduction of managed fixed costs partially offset by reduced fixed costs coverage from lower sales and the related under-utilization of capacity.  The decrease for the six month comparative period is primarily due to the gross margin improvements experienced in the second quarter being insufficient to offset the results experienced prior to the noted second quarter cost changes already discussed.  Operating income as a percentage of net sales was flat for the quarter and decreased 3% for the six month period.  The decrease in operating income as a percentage of sales for the year to date period is primarily due to reduced fixed cost coverage from lower sales and the related under-utilization of capacity, partially offset by cost reductions implemented in response to lower sales.

Furniture Components.  Furniture Components net sales declined 41% and 37% in the second quarter and the first six months of 2009, respectively, compared to the same periods in 2008.  The declines in net sales are primarily due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  Furniture Components gross margin percentage decreased approximately 9% and 8% in the second quarter and six month period of 2009, respectively, compared to the same periods in 2008.  Operating income percentage decreased approximately 20% and 14% in the second quarter and six month period of 2009 compared to the same periods in 2008. The decreases in the gross margin and operating income percentages for the quarter are primarily the result of reduced fixed cost coverage from lower sales and the related under-utilization of capacity and approximately $920,000 of litigation expense recorded in selling, general and administrative expense during the second quarter of 2009, partially offset by the impact of relative changes in foreign currency exchange rates.  See Note 8 to the Condensed Consolidated Financial Statements.

Marine Components.  Marine Components net sales decreased 44% during the second quarter of 2009 as compared to the same period in 2008, and declined 54% in the first six months of 2009 compared to the same period in the prior year primarily due to a dramatic overall downturn in the marine industry.  Gross margin percentage decreased 16% and 35% in the second quarter and first six months of 2009, compared to the same periods in the prior year, respectively.  Operating income percentage decreased 25% and 50% in the second quarter and six month periods of 2009 compared to the same periods in 2008, respectively.  The decreases in gross margin and operating income percentages are the result of reduced coverage of fixed costs from lower sales volume.

Outlook.  Demand for our products continues to be slow and unstable as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect these costs to be volatile for the remainder of 2009.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 8 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

Due to continued unfavorable economic conditions and lower than expected results of our Furniture Components reporting unit we re-evaluated goodwill associated with this reporting unit in the second quarter of 2009 and concluded no impairments were present at June 30, 2009.  However, if our future cash flows from operations less capital expenditures for this reporting unit were to be significantly below our current expectations (approximately 10% below our current projections), it is reasonably likely that we would conclude an impairment of the goodwill associated with our Furniture Components reporting unit would be present under Statement of Financial Accounting Standard (SFAS) No. 142.  At June 30, 2009, our Furniture Components reporting unit had approximately $7.1 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, a 100 basis point increase in the rate used to discount our expected cash flows under SFAS No. 142 would reduce the enterprise value for our Furniture Components unit sufficiently to indicate a potential impairment.

Due to the continued decline in the marine industry and lower than expected results of our Custom Marine and Livorsi Marine operations comprising our Marine Components reporting unit, we evaluated the long-lived assets for our Marine Components reporting unit under SFAS No. 144 and concluded no impairments were present at June 30, 2009.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 50% to 75% below our current projections), it is reasonably likely that we would conclude an impairment was present.

Our $37.5 million revolving credit facility requires us to maintain minimum levels of equity, and certain financial ratios, limits dividends and additional indebtedness and contains other provisions customary in lending transactions of this type.  We believe it is probable that we will not be able to comply with the interest coverage ratio covenant as of September 30, 2009.  The interest coverage ratio requires our ratio of earnings before interest and taxes, as defined, for the cumulative period of four consecutive fiscal quarters to interest expense for that period to be greater than 2.5 to 1.0.  At June 30, 2009, our interest coverage ratio was 4.2 to 1.0.  Additionally, it is probable that we would not be able to pay a dividend in the third quarter without violating the consolidated net worth covenant, even though we expect to have sufficient cash on hand to pay a dividend, if declared. The consolidated net worth covenant, as defined, requires our consolidated net worth to be greater than $77.0 million.  At June 30, 2009, our consolidated net worth was $77.6 million.  We have begun discussions with the lenders to amend the terms of the existing credit facility to, among other things, modify the interest coverage ratio covenant and change the amount of the consolidated net worth covenant.  While we believe it is possible we can obtain such an amendment, there is no assurance that such an amendment will be obtained, (or waived, in the event the lenders would only agree to a waiver and not an amendment).  Any amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher interest rate on future outstanding borrowings and/or pay a fee to the lenders as part of agreeing to an amendment or waiver.  There are no current expectations to borrow on the revolving credit facility in the near term.  At June 30, 2009, there are no amounts outstanding under our revolving credit facility.  Lower than expected future operating results would likely reduce our amount available to borrow and restrict future dividends.

Liquidity and Capital Resources

Consolidated cash flows -

     Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in our operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities for the first six months of 2009 was flat compared to the first six months of 2008 due primarily to the net effects of the following items:

•	Lower operating income in 2009 of $9.2 million (exclusive of the non-cash $717,000 write-down on assets held-for-sale);
•	Higher net cash provided by relative changes in our inventories, receivables, payables, and non-tax related accruals of $5.1 million in 2009;
•	Lower cash paid for income taxes in 2009 of $2.5 million due to lower earnings; and
•	Lower cash paid for interest in 2009 of approximately $435,000 due to lower interest rates and a lower outstanding principle balance

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales’ outstanding increased from December 31, 2008 to June 30, 2009.  The increase is primarily due to the timing of collections on a lower accounts receivable balance as of June 30, 2009.  As shown below, our average number of days in inventory increased from December 31, 2008 to June 30, 2009.  The increase in days in inventory is primarily due to lower sales in the first six months of 2009 which impacted the days in inventory.  In absolute terms, however, we reduced inventory by $3.6 million in the first six months of 2009 as compared to December 31, 2008.  For comparative purposes, we have provided prior year numbers below.

	December 31,	June 30,	December 31,	June 30,
	2007	2008	2008	2009

Days’ Sales Outstanding	44 days	42 days	41 days	44 days
Days in Inventory	63 days	72 days	70 days	74 days

Investing activities.  Net cash used in investing activities totaled $1.0 million in the first six months of 2009 compared to $1.9 million used in the first six months of 2008 due to lower planned capital expenditures in 2009, offset in part by lower principal collected on a note receivable.

Financing activities.  Net cash used in financing activities was comparable at $3.9 million for the first six months of 2009 and $4.2 million for the first six months of 2008.

Debt obligations.  While there are no amounts outstanding under our revolving credit facility, provisions contained in our $37.5 million revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility, lower future operating results would likely reduce our amount available to borrow and restrict future dividends.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

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

We believe cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2009, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012, and the entire balance is currently available for future borrowings, although lower future operating results would likely reduce our amount available to borrow and restrict future dividends.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2009 approximated $683,000.  We have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  We are limiting 2009 investments to those expenditures required to meet our lower expected customer demand and those required to properly maintain our facilities.

Repurchase of common stock.  We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At June 30, 2009, we had approximately 678,000 shares available for repurchase of our common stock under previous authorizations.

Commitments and contingencies.  See Note 8 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Recent accounting pronouncements –

See Note 10 to the Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2009 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report.

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

ITEM 3.          QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first six months of 2009.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by our non-U.S. operation are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  At June 30, 2009, we had no outstanding currency forward contracts.

ITEM 4.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.              OTHER INFORMATION

ITEM 1.            Legal Proceedings

      Refer to Note 8 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain legal proceedings.

ITEM 1A.    Risk Factors.

Reference is made to the 2008 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first six months of 2009.

ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We did not purchase any shares of our common stock during the second quarter of 2009.

ITEM 4.           Submission of Matter to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on May 27, 2009.  Paul M. Bass, Jr., David A. Bowers, Norman S. Edelcup, Edward J. Hardin, Ann Manix, Glenn R. Simmons and Steven L. Watson were elected as directors, each receiving votes “For” their election from at least 99% of the approximately 12.4 million votes eligible to be cast at the Annual Meeting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:  August 3, 2009                                                          By: /s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer
  and Controller