Form 10-Q
period 2009-09-30
COMPX INTERNATIONAL INC
filed 2009-10-29
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Number of shares of common stock outstanding on September 30, 2009:
Class A:  2,370,307
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2008	September 30, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$14,411	$18,243
Accounts receivable, net	16,837	14,001
Receivables from affiliates	1,472	1,768
Inventories, net	22,661	17,276
Prepaid expenses and other	1,300	1,146
Deferred income taxes	1,841	1,841
Refundable income taxes	83	469
Current portion of interest and note receivable	943	-

Total current assets	59,548	54,744

Other assets:
Goodwill	30,827	30,944
Other intangible assets	1,991	1,556
Assets held for sale	3,517	2,800
Other assets	90	914

Total other assets	36,425	36,214

Property and equipment:
Land	11,858	12,034
Buildings	36,642	38,656
Equipment	110,915	118,839
Construction in progress	4,406	1,512
	163,821	171,041

Less accumulated depreciation	96,392	106,270

Net property and equipment	67,429	64,771

Total assets	$163,402	$155,729

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2008	September 30, 2009
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$-
Accounts payable and accrued liabilities	14,256	13,424
Interest payable to affiliate	528	163
Deferred income taxes	20	22
Income taxes	1,167	227

Total current liabilities	16,971	13,836

Noncurrent liabilities:
Note payable to affiliate	41,980	42,230
Deferred income taxes and other	13,174	13,111

Total noncurrent liabilities	55,154	55,341

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,873	54,928
Retained earnings	27,798	21,505
Accumulated other comprehensive income	8,482	9,995

Total stockholders' equity	91,277	86,552

Total liabilities and stockholders’ equity	$163,402	$155,729

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$43,909	$29,411	$128,137	$87,126
Cost of goods sold	32,688	22,447	95,993	69,141

Gross margin	11,221	6,964	32,144	17,985

Selling, general and administrative expense	6,316	6,910	19,224	19,041
Goodwill impairment	9,881	-	9,881	-
Assets held for sale write-down	-	-	-	717
Other operating income (expense), net	35	(213)	16	(273)

Operating income (loss)	(4,941)	(159)	3,055	(2,046)

Other non-operating income, net	53	8	194	32
Interest expense	(507)	(230)	(1,773)	(845)

Income (loss) before income taxes	(5,395)	(381)	1,476	(2,859)

Provision (benefit) for income taxes	2,094	(892)	5,280	(1,203)

Net income (loss)	$(7,489)	$511	$(3,804)	$(1,656)

Basic and diluted earnings (loss) per common share	$(.61)	$.04	$(.31)	$(.13)

Cash dividends per share	$.125	$.125	$.375	$.375

Shares used in the calculation of basic and diluted earnings (loss) per share	12,361	12,370	12,394	12,365

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(3,804)	$(1,656)
Depreciation and amortization	6,977	6,223
Goodwill impairment	9,881	-
Assets held for sale write-down	-	717
Deferred income taxes	(739)	(1,484)
Other, net	675	1,058
Change in assets and liabilities:
Accounts receivable, net	(849)	2,925
Inventories, net	(1,891)	5,131
Accounts payable and accrued liabilities	1,077	(1,603)
Accounts with affiliates	(156)	(296)
Income taxes	412	(1,231)
Other, net	(951)	883

Net cash provided by operating activities	10,632	10,667

Cash flows from investing activities:
Capital expenditures	(5,393)	(1,783)
Cash collected on note receivable	1,306	261
Proceeds on disposal of asset held for sale	255	-

Net cash used in investing activities	(3,832)	(1,522)

Cash flows from financing activities:
Principal payments on note payable to affiliate	(7,000)	(750)
Dividends paid	(4,647)	(4,637)
Treasury stock acquired	(1,006)	-
Other, net	(56)	(134)

Net cash used in financing activities	(12,709)	(5,521)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(5,909)	3,624
Currency translation	147	208
Cash and cash equivalents at beginning of period	18,399	14,411

Cash and cash equivalents at end of period	$12,637	$18,243

Supplemental disclosures – cash paid for:
Interest	$1,789	$1,149
Income taxes, net	6,177	1,807

Non-cash investing activities:
Accrual for capital expenditures	$169	$143

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Nine months ended September 30, 2009

(In thousands)

			Additional		Accumulated other comprehensive income-		Total
	Common Stock		paid-in	Retained	Currency	Hedging	stockholders’	Comprehensive
	Class A	Class B	capital	earnings	translation	derivatives	equity	loss
(unaudited)

Balance at December 31, 2008	$24	$100	$54,873	$27,798	$8,356	$126	$91,277

Net loss	-	-	-	(1,656)	-	-	(1,656)	$(1,656)

Other comprehensive income, net	-	-	-	-	1,639	(126)	1,513	1,513

Issuance of common stock	-	-	55	-	-	-	55	-

Cash dividends	-	-	-	(4,637)	-	-	(4,637)	-

Balance at September 30, 2009	$24	$100	$54,928	$21,505	$9,995	$-	$86,552

Comprehensive loss								$(143)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2009. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At September 30, 2009, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation held approximately 94% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on February 25, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the adjustment to the carrying value of the assets held for sale discussed in Note 5) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In thousands)
Net sales:
Security Products	$20,189	$16,150	$59,454	$46,863
Furniture Components	20,915	11,583	58,399	35,172
Marine Components	2,805	1,678	10,284	5,091

Total net sales	$43,909	$29,411	$128,137	$87,126

Operating income (loss):
Security Products	$3,557	$3,282	$10,153	$7,386
Furniture Components	2,944	(1,574)	6,739	(2,575)
Marine Components *	(10,101)	(539)	(9,834)	(2,129)
Corporate operating expense **	(1,341)	(1,328)	(4,003)	(4,728)

Total operating income (loss)	(4,941)	(159)	3,055	(2,046)

Other non-operating income, net	53	8	194	32
Interest expense	(507)	(230)	(1,773)	(845)

Income (loss) before income taxes	$(5,395)	$(381)	$1,476	$(2,859)

Intersegment sales are not material.

* Marine Components operating loss in the 2008 periods include a third quarter goodwill impairment charge of $9.9 million.

** The corporate operating expense for the 2009 nine-month period includes a second quarter write-down on assets held for sale of approximately $717,000.  See Note 5.

Note 3 – Inventories, net:

	December 31, 2008	September 30, 2009
	(In thousands)

Raw materials	$7,552	$5,532
Work in progress	8,225	6,610
Finished products	6,884	5,134

Total inventory, net	$22,661	$17,276

Note 4 - Note receivable:

In April 2009, we received the final principal payment together with all interest due on our outstanding note receivable related to the sale of our European Thomas Regout operations completed in 2005.  The final payment totaled approximately $948,000, of which $261,000 related to principal and the remaining $687,000 related to interest that had accrued over the four year period.

Note 5 – Assets held for sale:

Our assets held for sale consist of two properties (primarily land, buildings and building improvements) formerly used in our operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter, and as weak economic conditions continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs as defined by Accounting Standards Topic (“ASC”) 820-10-35, Fair Value Measurements and Disclosures.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.  This charge is included in corporate operating expense.

Note 6 – Goodwill:

We have assigned approximately $23.7 million of goodwill to our Security Products reporting unit and approximately $7.2 million to our Furniture Components reporting unit, as that term is defined in ASC Topic 350-20-20, Goodwill, which corresponds to our operating segments.  The goodwill previously assigned to our Marine Components reporting unit was written off in the third quarter of 2008.  In accordance with the requirements of ASC Topic 350-20-35, we test for goodwill impairment at each of our applicable reporting units during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by ASC Topic 820-10-35.  See Note 12.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  Our test for goodwill impairment during the third quarter of 2009 did not indicate any impairment in the value of goodwill.

Note 7 – Accounts payable and accrued liabilities:

	December 31, 2008	September 30, 2009
	(In thousands)

Accounts payable	$4,985	$3,729
Accrued liabilities:
Employee benefits	6,571	5,580
Customer tooling	787	764
Taxes other than on income	447	800
Insurance	458	497
Professional fees	222	1,226
Other	786	828

Total accounts payable and accrued liabilities	$14,256	$13,424

Note 8 – Provision for income taxes (benefit):

	Nine months ended September 30,
	2008	2009
	(In thousands)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$517	$(1,001)
No income tax benefit on goodwill impairment	3,458	-
Non–U.S. tax rates	(199)	38
Incremental U.S. tax on earnings of non-U.S. subsidiaries	1,385	(129)
Canadian government research and development credit	-	(149)
Reserve for uncertain tax positions	(221)	-
State income taxes and other, net	340	38

Total provision for income taxes (benefit)	$5,280	$(1,203)

Note 9 – Long term debt:

In September 2009, we entered into a Third Amendment to our $37.5 million Credit Agreement (the “Third Amendment”).  The primary purpose of the Third Amendment was to adjust certain covenants, principally the interest coverage ratio and the consolidated net worth covenants, in the Credit Agreement in order to take into consideration our current and expected future financial performance.  Additionally, under the Amendment, borrowings are limited to the sum of 80% of CompX’s consolidated accounts receivable, net, 50% of consolidated raw material inventory, 50% of consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents until the end of the March 2011 fiscal quarter.  At September 30, 2009, no amounts were outstanding under the facility.  We believe the adjustments to the covenants will allow us to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

As a condition to the Third Amendment, in September 2009 we executed with TIMET Finance Management Company (“TFMC”) an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The Amended and Restated TFMC Note amended and restated the Subordinated Term Promissory Note dated October 26, 2007 in the original principal amount of $52,580,190 executed by us and payable to the order of TFMC.  As of September 21, 2009, the principal amount outstanding under the original promissory note was $42,230,190 and the amount of accrued interest was $152,448, which principal and accrued interest were carried over under the Amended and Restated TFMC Note.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.

Note 10 – Commitments and contingencies:

We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.

Humanscale litigation

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by our Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June, 2010 for its findings.  The investigation with its attendant discovery and motion filings by the parties is now underway.  Three settlement conferences have been held with no progress made towards a resolution of the dispute between the parties.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale.

On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  We answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the complaint on March 30, 2009.  We filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  We filed our response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.  A hearing before the Judge was held on October 13, 2009 to resolve any claim construction issues with respect to our patents. Discovery and motion filings by the parties with respect to our claims of patent(s) infringement are proceeding towards a trial date set by the court for the week of February 16, 2010.

Accuride litigation

On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc.  Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097B2.  Accuride seeks an order declaring willful infringement of one or more claims of the patent; an order enjoining us from making or selling slides that infringe on their patents; damages for such willful infringement of at least $1,000,000; plus costs and attorneys’ fees.  On April 24, 2009 we were served with a summons in this matter and on May 18, 2009 we filed an answer denying any claims of infringement made by Accuride and asserting certain defenses including the invalidity of Accuride’s patent.  Discovery by the parties with respect to Accuride’s claims of infringement is proceeding with a trial date yet to be set by the court.  The parties have engaged in settlement discussions, and we currently believe an out-of-court resolution by the parties to the claims of infringement is more than likely.

    While we currently believe that the disposition of all claims and disputes, individually or in the aggregate, if any, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

Note 11 – Financial instruments:

The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature.  The carrying amount of our indebtedness approximates fair value due to the stated variable interest rate approximating a market rate.  The fair value of our indebtedness is a Level 2 input as defined by ASC Topic 820-10-35.

Note 12 – Recent accounting pronouncements:

Derivative Disclosures – In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815-10 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.  We have no outstanding forward contracts at September 30, 2009.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825-10 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and is included in Note 11 to our Condensed Consolidated Financial Statements.

     Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855-10 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated subsequent events though October 29, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

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

We reported an operating loss of $159,000 in the third quarter of 2009 compared to an operating loss of $4.9 million in the same period of 2008.  We reported an operating loss of $2.0 million for the nine-month period ended September 30, 2009 compared to operating income of $3.1 million for the comparable period of 2008.  Our third quarter and year-to-date 2008 results include a $9.9 million goodwill impairment charge related to our Marine Components reporting unit.

The 2008 goodwill impairment charge had no impact on our liquidity, cash flows from operating activities, or debt covenants, and has no impact on future operations.  In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we have disclosed below our operating income, excluding the impact of the goodwill impairment charge, which is a non-GAAP measure that is used by our management to assess the performance of our operations.  We believe the disclosure of operating income, exclusive of the goodwill impairment charge, provides useful information to investors because it allows investors to analyze the performance of our operations in the same way that our management assesses performance.

	Operating income (loss)
	Including the effect of the goodwill impairment charge	Goodwill impairment	Excluding the effect of the goodwill impairment charge
	(GAAP)	charge	(Non-GAAP)
	(Dollars in thousands)
Three months ended September 30, 2008:
Operating income (loss)	$(4,941)	$9,881	$4,940

Nine months ended September 30, 2008:
Operating income	$3,055	$9,881	$12,936

Excluding the goodwill impairment charge, the decreases in operating income are primarily due to the negative effects of lower order rates from our customers as a result of unfavorable economic conditions in North America, reduced coverage of overhead and fixed manufacturing costs from the resulting under-utilization of production capacity, higher legal expense associated with certain patent related litigation, and a write-down on assets held for sale, partially offset by the positive effects of cost reductions implemented in response to lower sales and the impact of relative changes in currency exchange rates.

Results of Operations

	Three months ended September 30,
	2008	%	2009	%
	(Dollars in thousands)

Net sales	$43,909	100.0%	$29,411	100.0%
Cost of goods sold	32,688	74.4	22,447	76.3

Gross margin	11,221	25.6	6,964	23.7

Operating costs and expenses	6,281	14.3	7,123	24.2
Goodwill impairment	9,881	22.5	-	-

Operating loss	$(4,941)	(11.2)%	$(159)	(0.5)%

	Nine months ended September 30,
	2008	%	2009	%
	(Dollars in thousands)

Net sales	$128,137	100.0%	$87,126	100.0%
Cost of goods sold	95,993	74.9	69,141	79.4

Gross margin	32,144	25.1	17,985	20.6

Operating costs and expenses	19,208	15.0	19,314	22.2
Goodwill impairment	9,881	7.7	-	-
Assets held for sale write-down	-	-	717	0.8

Operating income (loss)	$3,055	2.4%	$(2,046)	(2.4)%

Net sales.  Net sales decreased 33% in the third quarter and 32% in the first nine months of 2009 compared to the same periods in 2008.  Net sales decreased principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales increased by 2% in the third quarter and 4% in the first nine months of 2009 compared to the same periods in 2008.  As a result, gross margin percentage decreased over the same periods.  The resulting declines in gross margin are primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilization of capacity, partially offset by cost reductions implemented in response to lower sales and the impact of relative changes in currency exchange rates with respect to the nine month period.

Operating costs and expenses.  Operating costs and expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales; administrative costs relating to business unit and corporate management activities; and legal expenses.  As a percentage of net sales, operating costs and expenses increased approximately 10% and 7% for the quarter and nine month comparative periods.  The increases are primarily due to reduced coverage of costs as a result of lower sales volumes and approximately $1.5 million and $2.5 million of patent litigation expenses for the three month and nine month periods ended September 30, 2009 relating to Furniture Components.  See Note 10 to the Condensed Consolidated Financial Statements.

Goodwill impairment.  During the third quarter of 2008, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit.

Assets held for sale write-down.  During the second quarter of 2009, we recorded a write-down on assets held for sale of $717,000, which is included in corporate operating expense.  See Note 5 to the Condensed Consolidated Financial Statements.

Operating income (loss).  Excluding the goodwill impairment charge discussed above, operating income decreased to a $159,000 loss for the third quarter of 2009 as compared to the third quarter of 2008 and decreased to a $2.0 million loss for the nine month period.  The decreases are primarily due to the impact of lower gross margin and higher operating costs and expenses as discussed above, partially offset by the impact of relative changes in currency exchange rates with respect to the nine month period.

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

	Increase (decrease)
	Three months ended September 30, 2009 vs. 2008	Nine months ended September 30, 2009 vs. 2008
	(In thousands)

Impact on net sales	$(142)	$(1,089)

Impact on operating income	$12	$1,318

     The negative impact on sales relates to sales of our non-U.S. operations that were denominated in non-U.S. dollar currencies and were translated into lower U.S. dollar equivalent sales due to a weakening of the local currency in relation to the U.S. dollar.  The positive impact on operating income primarily results from the stronger U.S. dollar translating our non-U.S. operating expenses into lower U.S. dollar equivalent operating expenses.  As a substantial portion of the sales of our non-U.S. operations are denominated in the U.S. dollar, this positively impacted our operating income as it results in lower expenses without a corresponding reduction in sales.

Interest expense.  Interest expense decreased by approximately $277,000 and $928,000 for the three month and nine month periods ended September 30, 2009 compared to the same periods ended September 30, 2008, respectively.  The decreases in interest expense are the result of a lower interest rate on the outstanding principal amount of our note payable to affiliate (3.8% at September 30, 2008 as compared to 1.6% at September 30, 2009) and the approximately $7.5 million lower average principal amount outstanding in the first nine months of 2009 as compared to 2008 on the indebtedness.

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 8 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to an election not to claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.  Our geographic  mix of pre-tax earnings and the U.S. deferred tax or benefit related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rates in 2008 and 2009 vary from the 35% U.S. federal statutory income tax rate.

Segment Results

The key performance indicator for our segments is the level of their operating income margins.

	Three months ended September 30,			Nine months ended September 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in thousands)

Net sales:
Security Products	$20,189	$16,150	(20)%	$59,454	$46,863	(21)%
Furniture Components	20,915	11,583	(45)%	58,399	35,172	(40)%
Marine Components	2,805	1,678	(40)%	10,284	5,091	(50)%

Total net sales	$43,909	$29,411	(33)%	$128,137	$87,126	(32)%

Gross margin:
Security Products	$5,790	$5,240	(9)%	$16,991	$13,515	(20)%
Furniture Components	4,901	1,676	(66)%	12,719	4,734	(63)%
Marine Components	530	48	(91)%	2,435	(264)	(111)%

Total gross margin	$11,221	$6,964	(38)%	$32,145	$17,985	(44)%

Operating income (loss):
Security Products	$3,557	$3,282	(8)%	$10,153	$7,386	(27)%
Furniture Components	2,944	(1,574)	(153)%	6,739	(2,575)	(138)%
Marine Components	(10,101)	(539)	95%	(9,834)	(2,129)	78%
Corporate operating expense	(1,341)	(1,328)	1%	(4,003)	(4,728)	(18)%

Total operating income (loss)	$(4,941)	$(159)	97%	$3,055	$(2,046)	(167)%

Gross margin as a percentage of net sales:
Security Products	28.7%	32.4%		28.6%	28.8%
Furniture Components	23.4%	14.5%		21.8%	13.5%
Marine Components	18.9%	2.9%		23.7%	(5.2)%

Operating income (loss) as a percentage of net sales:
Security Products	17.6%	20.3%		17.1%	15.8%
Furniture Components	14.1%	(13.6)%		11.5%	(7.3)%
Marine Components	n.m.	(32.1)%		n.m.	(41.8)%

n.m. = not meaningful

Security Products.  Security Products net sales decreased 20% in the third quarter of 2009 compared to the same period of last year, and decreased 21% in the first nine months of 2009 compared to the same period in the prior year.  The decrease in sales is primarily due to lower customer order rates resulting from unfavorable economic conditions in North America.  Gross margin percentage increased approximately 4% for the quarter and increased slightly for the nine month comparative period.  The increases for the quarter and nine month periods are primarily related to the positive impact of price and cost changes during the third quarter of 2009 and the reduction of managed fixed costs partially offset by reduced fixed costs coverage from lower sales and the related under-utilization of capacity.  Operating income as a percentage of net sales improved by approximately 3% for the quarter and decreased approximately 1% for the nine month period.  The increase in operating income as a percentage of net sales for the quarter is primarily due to positive changes in sales prices and costs, partially offset by reduced fixed cost coverage from lower sales.  The decrease in operating income as a percentage of sales for the nine month period is primarily due to reduced fixed cost coverage from lower sales and the related under-utilization of capacity, partially offset by cost reductions implemented in response to lower sales.

Furniture Components.  Furniture Components net sales declined 45% and 40% in the third quarter and the first nine months of 2009, respectively, compared to the same periods in 2008.  The declines in net sales are primarily due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  Furniture Components gross margin percentage decreased approximately 9% and 8% in the third quarter and nine month period of 2009, respectively, compared to the same periods in 2008.  Operating income decreased to a loss in the third quarter and nine month period of 2009 compared to the same periods in 2008. The decreases in the gross margin percentage and operating income for the quarter are primarily the result of reduced fixed cost coverage from lower sales and the related under-utilization of capacity and approximately $1.5 million and $2.5 million of patent litigation expenses recorded in selling, general and administrative expense during the third quarter and nine month period of 2009, respectively, partially offset by the impact of relative changes in foreign currency exchange rates.  See Note 10 to the Condensed Consolidated Financial Statements.

Marine Components.  Marine Components net sales decreased 40% during the third quarter of 2009 as compared to the same period in 2008, and declined 50% in the first nine months of 2009 compared to the same period in the prior year primarily due to a dramatic overall downturn in the marine industry.  Gross margin decreased to $48,000 in the third quarter and a loss of $264,000 for the first nine months of 2009, compared to the same periods in the prior year, respectively.  The 2008 quarter and nine month period operating losses for the Marine Components segment includes a goodwill impairment charge of approximately $9.9 million.  Excluding the goodwill impairment charge, operating losses increased for the third quarter and nine month periods of 2009 compared to the same periods in 2008.  The decreases in gross margin and increase in operating loss are the result of reduced coverage of fixed costs from lower sales volume, partially offset by cost reductions implemented in response to lower sales.

Outlook.  Demand for our components continues to be slow and unstable as customers react to the condition of the overall economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect these costs to be volatile for the remainder of 2009 and into 2010.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are seeking to either have the claims dismissed or are in settlement discussions the outcome of which would not be expected to have a material effect on our results of operations.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

In accordance with the requirements of Accounting Standards Codifications (“ASC”) Topic 350-20-20, Goodwill, we perform our annual test for goodwill impairment at each of our applicable reporting units during the third quarter of each year.  For the third quarter of 2009, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures for our Furniture Components reporting unit were to be significantly below our current expectations (approximately 20% below our current expectations), it is reasonably likely that we would conclude an impairment of the goodwill associated with this reporting unit would be present under ASC Topic 350-20-20.  At September 30, 2009, the estimated fair value of our Furniture Components reporting unit exceeded its carrying value by 30%.  The carrying value includes approximately $7 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, an increase in the rate used to discount our expected cash flows of approximately 200 basis points would reduce the enterprise value for our Furniture Components unit sufficiently to indicate a potential impairment.

Due to the continued decline in the marine industry and lower than expected results of our Custom Marine and Livorsi Marine operations comprising our Marine Components reporting unit, we evaluated the long-lived assets for each of Custom Marine and Livorsi Marine under ASC Topic 360-10-35 and concluded no impairments were present at September 30, 2009.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 45% for Custom Marine and 75% for Livorsi Marine), it is reasonably likely that we would conclude an impairment was present.  At September 30, 2009 the asset carrying values were $6.7 million for Custom Marine and $4.9 million for Livorsi Marine.

In September 2009, we entered into a Third Amendment to our $37.5 million Credit Agreement (the “Third Amendment”).  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement in order to take into consideration the current and expected future financial performance of the registrant.  See Note 9 to the Condensed Consolidated Financial Statements. We believe the adjustments to the covenants will allow us to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  At September 30, 2009, no amounts were outstanding under the facility. We are currently in compliance with all covenant restrictions under the Credit Agreement.  Maintaining compliance with certain of the covenant restrictions is dependent upon our current financial performance as measured at the end of each quarter.  One of the financial performance covenants requires earnings before interest and taxes for the third quarter of 2009 to be 2.5 times cash interest expense.  Since our earnings before interest and taxes was a loss of $147,000 for the third quarter of 2009, as measured under the terms of the Credit Agreement, we effectively could not have had any borrowings outstanding under the Credit Agreement during the third quarter of 2009 without violating the covenant as any cash interest expense incurred would have exceeded the required 2.5 to 1 ratio.  In the future, to the extent we do not generate the required amount of earnings before interest and taxes, as measured under the Credit Agreement, we would similarly be unable to borrow on the Credit Agreement without violating this financial performance covenant.  However, there are no current expectations that we will be required to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund our future liquidity requirements.

As a condition to the Third Amendment, in September 2009 we executed with TIMET Finance Management Company (“TFMC”) an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.  See Note 9 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Consolidated cash flows -

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in our operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales, and purchases. Such changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities for the first nine months of 2009 was flat compared to the first nine months of 2008 due primarily to the net effects of the following items:

•	Lower operating income in 2009 of $14.3 million (exclusive of the non-cash $717,000 write-down on assets held-for-sale in 2009 and the $9.9 million goodwill impairment charge in 2008);
•	Higher net cash provided by relative changes in our inventories, receivables, payables, and non-tax related accruals of $9.8 million in 2009;
•	Lower cash paid for income taxes in 2009 of $4.4 million due to lower earnings; and
•	Lower cash paid for interest in 2009 of approximately $640,000 due to lower interest rates and a lower outstanding principle balance

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased slightly from December 31, 2008 to September 30, 2009.  In absolute terms, however, we reduced accounts receivable by $2.9 million in the first nine months of 2009 as compared to December 31, 2008.  As shown below, our average number of days in inventory was flat from December 31, 2008 to September 30, 2009.  In absolute terms, however, we reduced inventory by $5.1 million in the first nine months of 2009 as compared to December 31, 2008.  For comparative purposes, we have provided prior year numbers below.

	December 31,	September 30,	December 31,	September 30,
	2007	2008	2008	2009

Days Sales Outstanding	44 Days	44 Days	41 Days	43 Days
Days in Inventory	63 Days	71 Days	70 Days	70 Days

Investing activities.  Net cash used in investing activities totaled $1.5 million in the first nine months of 2009 compared to $3.8 million used in the first nine months of 2008 due to lower planned capital expenditures in 2009, offset in part by lower principal collected on a note receivable.

Financing activities.  Net cash used in financing activities totaled $5.5 million for the first nine months of 2009 compared to $12.7 million used for the first nine months of 2008 due to the prepayment of principal on the note payable to affiliate in 2008 and the acquisition of treasury stock in 2008.

Debt obligations.  While there are no amounts outstanding under our revolving credit facility, provisions contained in our $37.5 million revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility, lower future operating results would likely reduce or eliminate our amount available to borrow and restrict future dividends.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

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

At September 30, 2009, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility in the near term.  As a result of covenant restrictions relating the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, we would not have been able to borrow under the Credit Agreement during the third quarter of 2009 due to a loss before interest and tax incurred in the third quarter of 2009.  Any future losses before interest and tax would also likely restrict or prohibit borrowings under the Credit Agreement without violating the terms of the Credit Agreement.  However, there are no current expectations that we will be required to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund our future liquidity requirements.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

While the required ratio of earnings before interest and tax to cash interest expense prohibited our ability to borrow under the Credit Agreement during the third quarter of 2009, such financial covenant does not directly impact our ability to pay dividends on our common stock.  We believe cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

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

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2009 approximated $320,000.  We have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  We are limiting 2009 investments to those expenditures required to meet our lower expected customer demand and those required to properly maintain our facilities.

Repurchase of common stock.  We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At September 30, 2009, we had approximately 678,000 shares available for repurchase of our common stock under previous authorizations.

Commitments and contingencies.  See Note 10 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Recent accounting pronouncements –

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2009 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report.

Forward-Looking Information

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information.  Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.  Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future supply and demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs),
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),
•	Demand for office furniture,
•	Service industry employment levels,
•	Demand for high performance marine components,
•	Competitive products and prices, including competition from lower-cost manufacturing sources (such as China),
•	Substitute products,
•	Customer and competitor strategies,
•	The introduction of trade barriers,
•	The impact of pricing and production decisions,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Potential difficulties in integrating future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with the development of new product features,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	Current and future litigation,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts, and
•
Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions).

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

ITEM 3.                      QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and commodity raw material supply arrangements.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first nine months of 2009.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by our non-U.S. operation are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  At September 30, 2009, we had no outstanding currency forward contracts.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2009.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a management report on internal control over financial reporting in our Annual Reports on Form 10-K.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the recently-revised rules of the SEC this attestation is now not required until our Annual Report on Form 10-K for the year ending December 31, 2010.

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

ITEM 1.           Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain legal proceedings.

ITEM 1A.     Risk Factors.

Reference is made to the 2008 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first nine months of 2009.

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds; Share Repurchases.

Our board of directors has previously authorized the repurchase of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We did not purchase any shares of our common stock during the third quarter of 2009.

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

    COMPX INTERNATIONAL INC.
        (Registrant)

Date:  October 29, 2009                                                                  By:     /s/ Darryl R. Halbert
    Darryl R. Halbert
    Vice President, Chief Financial Officer and Controller