Form 10-K/A
period 2008-12-31
COMPX INTERNATIONAL INC
filed 2010-02-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note Regarding Amendment No. 1

We are filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to amend our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on February 26, 2009 ("Original Form 10-K").  This amendment is being filed solely to (i) amend the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to correct the omission of the phrase “and internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)” in the introductory portion of paragraph 4 of the certifications, and (ii) to remove the inappropriate inclusion of the word “we” immediately before the word “have” in the same paragraph.  This amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1 hereto.   Each certification was true and correct as of the date of the filing of the Original Form 10-K.

Pursuant to interpretation 246.14 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are also filing full Item 9A disclosures and the Company’s consolidated financial statements as part of this Form 10-K/A (collectively “Other Information”).  Such Other Information was complete and correct as of the date of the filing of the Original Form 10-K.

Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K, including without limitation the Other Information.  Accordingly, this Form 10-K/A, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-K, or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

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

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2008, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listed standards.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2008 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) and (c)            Financial Statements

The consolidated financial statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report on Form 10-K/A.

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

21.1**	Subsidiaries of the Registrant.

23.1***	Consent of PricewaterhouseCoopers LLP.

31.1***	Certification

31.2***	Certification

32.1***	Certification

* Management contract, compensatory plan or agreement. ** Previously filed *** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date:  February 2, 2010                                                               By:  /s/Darryl R. Halbert
 Vice President, Chief Financial
    Officer and Controller
     (Principal Financial and Accounting  Officer)

Annual Report on Form 10-K/A

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

\Other intangible assets are stated net of accumulated amortization of $3.1 million at December 31, 2007 and $2.0 million at December 31, 2008.

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