Form 10-K
period 2009-12-31
COMPX INTERNATIONAL INC
filed 2010-03-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2009

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such file). * Yes ☐  No ☐

*      The registrant has not yet been phased into the interactive data requirements.

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

The aggregate market value of the 1.3 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $7.9 million.

As of February 25, 2010, 2,370,307 shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.                      BUSINESS

General

CompX International Inc. (NYSE:CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls for the performance marine industry. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

At December 31, 2009, (i) NL Industries, Inc. (NYSE: NL) owned 87% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock; and (iii) subsidiaries of Contran Corporation hold approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies and us.

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

Industry Overview

We manufacture engineered components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, toolboxes, appliances, banking equipment, vending equipment, computers and related equipment.  Approximately 34% of our total sales in 2009 are to the office furniture manufacturing industry, compared to 33% in 2008 and 32% in 2007.  We believe that our emphasis on new product features and sales of our products to additional markets has resulted in our potential for higher rates of earnings growth and diversification of risk.  See also Item 6 – "Selected Financial Data" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Segments

We currently have three operating business segments – Security Products, Furniture Components and Marine Components.  For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

Manufacturing, Operations, and Products

Security Products.  Our Security Products segment, with a manufacturing facility in South Carolina and one in Illinois shared with Marine Components, manufactures locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, toolbox, banking, vending, general cabinetry and other industries.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  Our security products are used in a variety of applications including ignition systems, mailboxes, toolboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including our KeSet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to an individual manufacturer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS distribution program.

Furniture Components.  Our Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer related equipment, appliances, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines and other applications.  These products include:

•	our patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	our patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic toolboxes, from opening while in movement;
•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible user strains and stress and maximize usable workspace), along with our patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture on desktop computers; and
•	complementary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

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

Our business segments operated six manufacturing facilities at December 31, 2009 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.  For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

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

These raw materials are purchased from several suppliers and are readily available from numerous sources and accounted for approximately 18% of our total cost of sales for 2009.

We occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw materials that are affected by commodity markets.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our commodity related raw material prices provided we meet the specified minimum monthly purchase quantities. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends and specific developments in consuming industries.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 15 years at December 31, 2009.  Our major trademarks and brand names include:

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

In 2009, our ten largest customers accounted for approximately 39% of our total sales; however, no one customer accounted for sales of 10% or more in 2009.  Of the 39% of total sales, 18% (7 customers) was related to Security Products sales and 21% (7 customers) was related to Furniture Components sales, including 4 customers for which we sell both Security Products and Furniture Components.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

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

International Operations

We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2009 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event.  We cannot predict, however, whether events of this type in the future could have a material effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2009, we employed the following number of people:

United States	528
Canada(1)	211
Taiwan	76
Total	815

(1)  Approximately 77% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2012 which provides for wage increases from 0% to 1% over the term of the contract.

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

Sales of our products to the office furniture manufacturing industry accounted for approximately 34%, 33% and 32% for 2009, 2008 and 2007, respectively, of our net sales.  The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not materially and adversely affect our business.

Our failure to enter into new markets with our current businesses would result in the continued significant impact of fluctuations in demand within the office furniture manufacturing industry on our operating results.

In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identify new customers and develop new applications for those products in markets outside of the office furniture industry, such as home appliances, toolboxes and server racks.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets.  We may not be successful in developing new customers or applications for our products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

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

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries (the United States, Canada, and Taiwan), and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit green house gases through various means, including emissions permits and/or energy taxes.   To date the climate change legislation in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if green house gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

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

ITEM 3.                      LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to our business.  See Note 12 to the Consolidated Financial Statements.  While we currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

ITEM 4.                      RESERVED

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends. Our Class A common stock is listed and traded on the New York Stock Exchange (symbol: CIX).  As of February 25, 2010, there were approximately 15 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 25, 2010, the closing price per share of our Class A common stock was $8.26.

	High	Low	Dividends paid

Year ended December 31, 2008

First Quarter	$14.62	$8.07	$.125
Second Quarter	9.20	5.01	.125
Third Quarter	7.70	5.02	.125
Fourth Quarter	7.53	4.76	.125

Year ended December 31, 2009

First Quarter	$5.82	$4.70	$.125
Second Quarter	6.53	4.82	.125
Third Quarter	8.03	5.50	.125
Fourth Quarter	8.00	6.80	.125

January 1, 2010 through February 25, 2010	$8.26	$7.19	$-

We paid regular quarterly dividends of $.125 per share during 2008 and 2009.  In February of 2010, our board of directors declared a first quarter 2010 dividend of $.125 per share, to be paid on March 23, 2010 to CompX shareholders of record as of March 10, 2010.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.  In this regard, our revolving bank credit facility places certain restrictions on the payment of dividends.  We are limited to (i) a $.125 per share quarterly dividend, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of net income since September 30, 2008 over the term of the credit facility.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2004 through December 31, 2009.  The peer group index is comprised of The Eastern Company and Leggett & Platt Inc.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2004 and reinvestment of dividends.

	December 31,
	2004	2005	2006	2007	2008	2009
CompX International Inc.	$100	$99	$129	$97	$38	$58
Russell 2000 Index	100	105	124	122	81	103
Peer Group	100	83	90	68	62	89

Equity compensation plan information.  We have an equity compensation plan, approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our Class A common stock and stock awards.  As of December 31, 2009, there were 81,000 options outstanding to purchase an equivalent number of shares of our Class A common stock, and approximately 922,820 shares of our Class A common stock were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 8 to the Consolidated Financial Statements.

Treasury Stock Purchases. Our board of directors has previously authorized the repurchase of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled. We did not purchase any shares of our common stock during the fourth quarter of 2009. See Note 8 to the Consolidated Financial Statements.

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  2009 was a 53-week year, all other years shown are 52-week years.

	Years ended December 31,
	2005	2006	2007	2008	2009
	($ in millions, except per share data)
Statements of Operations Data:

Net sales	$186.3	$190.1	$177.7	$165.5	$116.1

Gross margin	43.8	46.5	45.2	40.3	23.8

Operating income (loss)	19.1	20.3	15.6	6.2 (1)	(4.0)

Provision (benefit) for income taxes	18.6	9.7	6.9	7.2	(3.1)

Income (loss) from continuing operations	$0.9	$11.7	$9.0	$(3.1)	$(2.0)
Discontinued operations	(0.5)	-	-	-	-

Net income (loss)	$0.4	$11.7	$9.0	$(3.1)	$(2.0)

Diluted Earnings Per Share Data:

Income (loss) from:
Continuing operations	$.06	$.76	$.61	$(.25)	$(.16)
Discontinued operations	(.03)	-	-	-	-

	$.03	$.76	$.61	$(.25)	$(.16)

Cash dividends	$.50	$.50	$.50	$.50	$.50
Weighted average common shares outstanding	15.2	15.3	14.8	12.4	12.4

Balance Sheet Data (at year end):

Cash and other current assets	$80.8	$76.2	$68.2	$59.5	$55.1
Total assets	188.6	192.0	187.7	163.4	154.0
Current liabilities	20.3	17.8	18.9	17.0	14.6
Long-term debt and note payable to affiliate, including current maturities	1.6	-	50.0	43.0	42.2
Stockholders' equity	150.1	153.7	104.1	91.3	85.0

Statements of Cash Flow Data:

Cash provided by (used in):
Operating activities	$20.0	$27.4	$11.9	$15.7	$15.3
Investing activities	(3.7)	(19.3)	(12.4)	(5.1)	(2.1)
Financing activities	(7.2)	(8.8)	(11.7)	(14.2)	(7.1)

(1) Includes a $9.9 million goodwill impairment charge related to our Marine Components Segment.  See Note 4 to our Consolidated Financial Statements.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products Segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications.  Our Furniture Components Segment manufacturers precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  We also manufacture stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through our Marine Components Segment.

The economic slow down that had negatively affected our 2008 results became even more severe in 2009, resulting in a 30% decrease in sales from 2008.  In response, we quickly reduced costs to the extent possible while continuing to focus on gaining new customers, expanding into new markets and enhancing the product offerings in each of our segments.

Operating Income Overview

We reported an operating loss of $4.0 million in 2009 compared to operating income of $6.2 million in 2008 and $15.6 million in 2007.  Our 2008 results include a $9.9 million goodwill impairment charge related to our Marine Components unit.  See Note 4 to the Consolidated Financial Statements.

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

Year Ended December 31, 2008
(Dollars in thousands)

Operating income (GAAP)	$6,186
Goodwill impairment charge	9,881

Operating income excluding goodwill impairment charge (Non-GAAP)	$16,067

We reported an operating loss of $4.0 million in 2009 compared to operating income of $16.1 million in 2008, excluding the 2008 goodwill impairment charge.  The change in operating income is primarily due to
•	the negative effects of lower order rates from our customers as a result of unfavorable economic conditions in North America,
•	reduced coverage of overhead and fixed manufacturing costs from the resulting under-utilization of production capacity,
•	legal expense associated with certain patent related litigation, and
•	a write-down on assets held for sale.

These items were partially offset by the positive effects of cost reductions implemented in response to lower sales.

Excluding the goodwill impairment charge, our operating income was $16.1 million in 2008 compared to $15.6 million in 2007, although 2007 operating income was impacted by $2.7 million in facility consolidation costs.  The change in operating income compared to 2007, excluding the 2008 goodwill impairment charge, was primarily the net result of lower order rates from many of our customers due to unfavorable economic conditions in North America and increased raw material costs, offset by the favorable comparative impact of facility consolidation costs incurred in 2007, the continuation of cost reductions throughout 2008 and a $1.3 million favorable comparative impact in foreign currency transaction gains and losses.

Results of Operations - 2009 Compared to 2008 and 2008 Compared to 2007

	Years ended December 31,			%Change
	2007	2008	2009	2007-08	2008-09
	(Dollars in millions)

Net sales	$177.7	$165.5	$116.1	(7%)	(30%)
Cost of goods sold	132.5	125.2	92.3	(6%)	(26%)

Gross margin	45.2	40.3	23.8	(11%)	(41%)

Operating costs and expenses	29.6	24.2	22.5	(18%)	(7%)
Goodwill impairment	-	9.9	-	n.m.	n.m.
Legal expenses	-	-	4.6	-	n.m.
Asset held for sale write-down	-	-	0.7	-	n.m.

Operating income (loss)	$15.6	$6.2	$(4.0)	(60%)	(165%)

Percent of net sales:
Cost of goods sold	75%	76%	80%
Gross margin	25%	24%	20%
Operating costs and expenses	17%	15%	19%
Goodwill impairment	-	6%	-
Legal expenses	-	-	4%
Asset held for sale write-down	-	-	1%
Operating income (loss)	9%	4%	(3%)

n.m. - not meaningful

Net Sales.  Net sales decreased approximately $49.4 million in 2009 as compared to 2008 principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  Our Furniture Components, Security Products and Marine Components segments accounted for approximately 57%, 32% and 11%, respectively, of the total decrease in sales year over year. Furniture Components sales was a greater percentage of the total decrease due to Furniture Components’ greater reliance on sales to a small number of original equipment manufacturers in a few markets such as office furniture, tool storage and appliances that were more severely impacted by the economic slow down compared to the greater diversification of Security Products customers and markets which more closely matched the overall decline in the economy.  The Marine Segment accounted for a smaller percentage of the total decrease due to the smaller sales volume associated with that segment.

Net sales decreased in 2008 as compared to 2007 principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs. Our Furniture Components, Marine Components, and Security Products segments accounted for approximately 41%, 35%, and 24%, respectively, of the total decrease in sales year over year.

Costs of Goods Sold and Gross Margin.  Cost of goods sold decreased from 2008 to 2009 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased in 2009 from the prior year.  The decrease in gross margin percentage is primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilization of capacity, partially offset by a net $4.8 million in fixed manufacturing cost reductions implemented in response to lower sales.

Cost of goods sold decreased from 2007 to 2008 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased slightly in 2008 from the prior year.  The slight decrease in gross margin percentage was due to the net impact of a number of factors including lower facility utilization rates relating to the decrease in sales, lower depreciation expense resulting from lower capital requirements relating to lower sales and minor increases in variable production costs not fully offset by price increases.

Operating Costs and Expenses.  Operating costs and expenses consists primarily of salaries, commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities.  While operating cost and expenses were reduced by $1.7 million from 2008 to 2009 in response to lower sales, it increased as a percentage of net sales due to the significant reduction in sales volumes.

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

Legal Expenses.  In 2009, we recorded $4.6 million of patent litigation expenses relating to Furniture Components.  See Note 12 to the Consolidated Financial Statements.

Assets Held for Sale Write-down.  In 2009, we recorded a write-down on assets held for sale of $717,000 relating to certain facilities held for sale that are no longer in use.  See Note 9 to the Consolidated Financial Statements.

Operating Income.  Excluding the 2008 goodwill impairment charge discussed above, the comparison of operating income for 2009 to 2008 was primarily impacted by:

•	a negative impact of approximately $21.2 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America,
•	approximately $4.6 million of patent litigation expenses relating to Furniture Components, and
•	a write-down on assets held for sale of approximately $717,000.

The above decreases were primarily offset by:

•	a $3.8 million reduction in fixed manufacturing expenses (excluding depreciation) in response to the lower sales volume,
•	a $1.7 million reduction in lower operating costs and expenses in response to the lower sales volume, and
•	$900,000 in lower depreciation expense in 2009 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales.

Excluding the 2008 goodwill impairment charge, the comparison of operating income for 2008 to 2007 was primarily impacted by:

•	a negative impact of approximately $5.4 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, and
•	increased raw material costs that we were not able to fully recover through sales price increases by approximately $1.0 million due to the competitive nature of the markets we serve.

The above decreases were primarily offset by:

•	the one-time $2.7 million of facility consolidation costs incurred in 2007,
•	$1.8 million in lower depreciation expense in 2008 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales, and
•	the $1.3 million favorable effect on operating income of changes in foreign currency exchange rates.

Currency.  Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on our Furniture Component segment’s net sales and operating income:

Impact of changes in currency exchange rates - 2008 vs 2009 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2008	2009	Change	changes	2008 vs 2009
Impact on:
Net Sales	$-	$-	$-	$(848)	$(848)
Operating income	679	(236)	(915)	907	(8)

Impact of changes in currency exchange rates - 2007 vs 2008 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2007	2008	Change	changes	2007 vs 2008
Impact on:
Net Sales	$-	$-	$-	$406	$406
Operating income	(1,085)	679	1,764	(460)	1,304

The net impact on operations of changes in currency rates from 2008 to 2009 was not significant.  The positive impact on operating income for the 2007 versus 2008 comparison is due to transactional currency exchange gains in 2008 as compared to losses in 2007 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, copper, plastic resin, coiled steel and stainless steel. Total material costs represent approximately 44% of our cost of sales in 2009, with commodity related raw materials accounting for approximately 18% of our cost of sales.  During 2007 and most of 2008, worldwide raw material costs increased significantly and then declined in 2009.  We occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity related raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize commodity related raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc and coiled steel.  While commodity related raw material purchase prices stabilized to a certain extent in 2009, it is uncertain whether the current prices will remain near the current levels during 2010.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Other non-operating income, net

As summarized in Note 10 to the Consolidated Financial Statements, “other non-operating income, net” primarily includes interest income.  Interest income decreased approximately $350,000 in 2009 compared to 2008 and decreased $900,000 in 2008 compared to 2007 due to lower interest rates on lower invested cash balances.

Interest expense

Interest expense decreased approximately $1.3 million in 2009 compared to 2008 as the result of a lower interest rate on the outstanding principal amount of our note payable to affiliate (5.05% at December 31, 2008 as compared to 1.25% at December 31, 2009).  Interest expense increased approximately $1.6 million in 2008 compared to 2007 as a result of financing the October 2007 repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock from an affiliate with a promissory note.  See Note 11 to the Consolidated Financial Statements.  We expect 2010 interest expense to be comparable to 2009.

Provision for income taxes

As a member of the Contran Tax Group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.  One such election is whether to claim a deduction or a tax credit against U.S. taxable income with respect to foreign income taxes paid. Consistent with elections of the Contran Tax Group, in the last three years we did not claim a credit with respect to foreign income taxes paid but instead we claimed a tax deduction for related withholding taxes.  This resulted in an increase in our effective income tax rate.

Excluding the 2008 goodwill impairment charge, our effective income tax rate increased from 51% in 2008 to 61% in 2009 and increased from 44% in 2007 to 51% in 2008. The increases in our effective income tax rates over the three year period are primarily due to a higher percentage of our results being sourced from Canada and as noted above, the taxes on these results are not claimed as a credit on our U.S. tax return.  We currently expect our effective income tax rate for 2010 will be lower than our effective rate for 2009.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2007	2008	2009	2007 – 2008	2008 – 2009
	(In millions)

Net sales:
Security Products	$80.1	$77.1	$61.4	(4%)	(20%)
Furniture Components	81.3	76.4	48.2	(6%)	(37%)
Marine Components	16.3	12.0	6.5	(26%)	(46%)

Total net sales	$177.7	$165.5	$116.1	(7%)	(30%)

Gross margin:
Security Products	$24.1	$21.7	$17.8	(10%)	(18%)
Furniture Components	16.7	16.1	6.5	(4%)	(60%)
Marine Components	4.4	2.5	(0.5)	(43%)	(120%)

Total gross margin	$45.2	$40.3	$23.8	(11%)	(41%)

Operating income (loss):
Security Products	$12.2	$12.7	$9.7	4%	(24%)
Furniture Components	8.0	9.2	(4.7)	15%	(151%)
Marine Components	0.8	(10.4)	(3.0)	n.m.	71%
Corporate operating expenses	(5.4)	(5.3)	(6.0)	(2%)	(13%)

Total operating income (loss)	$15.6	$6.2	$(4.0)	(60%)	(165%)

Operating income margin:
Security Products	15%	16%	16%
Furniture Components	10%	12%	(10%)
Marine Components	5%	(87%)	(46%)
Total operating income margin	9%	4%	(3%)

n.m. - not meaningful

Security Products.  Security Products net sales decreased 20% to $61.4 million in 2009 compared to $77.1 million in 2008.  The decrease in sales is primarily due to lower customer order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage increased slightly (less than 1%) in 2009 compared to 2008 and operating income percentage was comparable at 16% for the same periods. The comparable gross margin and operating income percentages were achieved despite the significant decrease in sales due to the positive impact of (i) a $2.1 million reduction in fixed manufacturing costs implemented in response to lower sales, (ii) a $1.6 million improvement in variable contribution margin through a combination of sales price increases implemented at the beginning of 2009 in response to cost increases experienced in 2008 and a more favorable product mix and (iii) a $900,000 reduction in selling, general and administrative costs in response to lower sales which were partially offset by reduced fixed costs coverage from lower sales and the related under-utilization of capacity.

Security Products net sales decreased 4% to $77.1 million in 2008 compared to $80.1 million in 2007.  The decrease in sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  As a percentage of sales, gross margin decreased in 2008 compared to 2007 primarily due to increased raw material costs that were not fully recovered through price increases by $1.5 million.  Operating income percentage increased slightly in 2008 primarily as a result of $2.7 million of costs incurred in 2007 related to the consolidation of two of our northern Illinois Security Products facilities shared with a Marine Components operation.

Furniture Components.  Furniture Components net sales decreased 37% to $48.2 million in 2009 from $76.4 million in 2008, primarily due to lower order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage decreased approximately 8% in 2009 compared to 2008.  Operating income decreased to a loss of $4.7 million in 2009 as compared to income of $9.2 million in 2008.  The decreases in the gross margin percentage and operating income are primarily the result of approximately $2.3 million in reduced fixed manufacturing cost coverage from lower sales and the related under-utilization of capacity combined with approximately $4.6 million of patent litigation expenses recorded in selling, general and administrative expense partially offset by reduced fixed manufacturing costs of approximately $2.4 million and reduced selling, general and administrative expenses of approximately $1.2 million in response to lower sales.  See Note 12 to the Consolidated Financial Statements.

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

Marine Components.  Marine Components net sales decreased 46% in 2009 as compared to 2008 primarily due to a dramatic overall downturn in the marine industry.  Gross margin decreased to a loss in 2009 as compared to 2008.  The 2008 operating loss for the Marine Components segment includes a goodwill impairment charge of approximately $9.9 million.  Excluding the goodwill impairment charge, our operating loss increased approximately $2.5 million in 2009 as compared to 2008.  The decrease in gross margin and increase in operating loss are the result of reduced coverage of fixed costs from lower sales volume, partially offset by reduced fixed manufacturing costs of approximately $270,000 and reduced selling, general and administrative expenses of approximately $610,000 in response to lower sales.

Marine Components net sales decreased 26% in 2008 as compared to 2007 primarily due to an overall downturn in the marine industry.  Gross margin percentage decreased from 27% in 2007 to 21% in 2008.  Excluding the goodwill impairment charge discussed above, operating income decreased from approximately $800,000 of income in 2007 to an operating loss of approximately $500,000 in 2008.  The decreases in gross margin and operating income are the result of reduced coverage of fixed costs from lower sales volume.

Outlook

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

In addition to challenges with overall demand, volatility in the cost of our commodity related raw materials is ongoing.  We currently expect these costs to be volatile for 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.

As discussed in Note 12 to the Consolidated Financial Statements, a competitor has filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

During the third quarter of 2009, we entered into a Third Amendment to our $37.5 million Credit Agreement (the “Third Amendment”).  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement in order to take into consideration our current and expected future financial performance.  See Note 6 to the Consolidated Financial Statements.  We believe the adjustments to the covenants will allow us to comply with the covenant restrictions through the maturity of the facility in January 2012; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.  At December 31, 2009, no amounts were outstanding under the facility. We are currently in compliance with all covenant restrictions under the Credit Agreement.  Maintaining compliance with certain of the covenant restrictions is dependent upon our current financial performance as measured at the end of each quarter.  One of the financial performance covenants requires earnings before interest and taxes for the trailing four quarters (not including quarters prior to September 2009) to be 2.5 times cash interest expense.  Since our earnings before interest and taxes was a loss of $147,000 and $2.0 million for the third and fourth quarters of 2009, respectively, as measured under the terms of the Credit Agreement, effectively we could not have had any borrowings outstanding under the Credit Agreement during these periods of 2009 without violating the covenant as any cash interest expense incurred would have exceeded the required 2.5 to 1 ratio.  In the future, to the extent we do not generate the required amount of earnings before interest and taxes, as measured under the Credit Agreement, we would similarly be unable to borrow on the Credit Agreement without violating this financial performance covenant.  However, there are no current expectations that we will be required to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund our future liquidity requirements.

As a condition to the Third Amendment, in the third quarter of 2009 we executed with TIMET Finance Management Company, a subsidiary of Titanium Metals Corporation and an affiliate of ours (“TFMC”), an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.  See Note 11 to the Consolidated Financial Statements.

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

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization expense decreased in 2009 compared to 2008, and in 2008 compared to 2007 due to the timing of capital expenditures placed into service each year.  See Notes 1 and 4 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was $15.3 million in 2009 compared to $15.7 million in 2008.  The cash provided by operating activities in 2009 was comparable to 2008 despite the significant decrease in operating results excluding the impact of the goodwill impairment.  Comparable cash provided by operating activities in 2009 as compared to 2008 is primarily the net result of:

·	Lower operating results in 2009 of approximately $19.4 million (exclusive of the $9.9 million goodwill impairment charge in 2008 and the $717,000 asset held for sale write-down in 2009;
•	Higher net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $10.8 million in 2009;
•	Lower cash paid for income taxes in 2009 of $6.2 million due to lower earnings in 2009;
•	Lower depreciation and amortization in 2009 of $1.0 million;
•	Lower cash paid for interest in 2009 of $1.0 million due to lower interest rates; and
•	Higher adjustments to the provision for inventory reserves in 2009 of approximately $827,000 due to an increase in obsolete inventory resulting from reduced demand.

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
•
Lower interest income of approximately $900,000 in 2008 due to lower average cash balances during 2008 resulting from the use of excess cash to prepay principle on our promissory note payable to an affiliate.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding decreased from December 31, 2008 to December 31, 2009 across all segments. In absolute terms, we reduced accounts receivable by $5.1 million in 2009 as compared to 2008. The reduction in our average days sales outstanding was the result of our efforts to increase our accounts receivable collection efforts in order to reduce our exposure to bad debts in light of the challenging economic environment.  See also days sales outstanding at December 31, 2007 for comparative purposes.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2007	2008	2009

Security Products	40 Days	39 Days	34 Days
Furniture Components	48 Days	43 Days	40 Days
Marine Components	44 Days	43 Days	33 Days
Total	44 Days	41 Days	37 Days

As shown below, our average number of days in inventory decreased from December 31, 2008 to December 31, 2009.  In addition, we reduced inventory by $6.4 million in 2009 as compared to 2008.  For comparative purposes, we have provided 2007 numbers below.  The overall decrease in days in inventory was the result of our focus on inventory management controls in order to ensure our inventory balances are aligned with the current needs of our business in light of the reduction in customer demand.  The variability in days in inventory among our segments primarily relates to the complexity of the production processes and therefore the length of time it takes to produce end products.

	December 31,	December 31,	December 31,
Days in Inventory:	2007	2008	2009

Security Products	74 Days	77 Days	77 Days
Furniture Components	42 Days	53 Days	44 Days
Marine Components	137 Days	180 Days	109 Days
Total	63 Days	70 Days	64 Days

Investing activities. Net cash used by investing activities totaled $12.4 million, $5.1 million, and $2.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.  Capital expenditures in the past three years have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.

During 2007, we constructed a new facility and consolidated three of our northern Illinois facilities into one facility at a cost of approximately $9.6 million.  As a part of the facility consolidation project, the Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value.  The River Grove, Illinois facility is no longer being utilized and is being actively marketed for sale.  See Note 9 to the Consolidated Financial Statements.

In April of 2007 and 2008 we collected payments of $1.3 million, respectively, related to the sale of our European Thomas Regout operations, completed in 2005, which required annual payments over a period of four years.  In April of 2009, we received our final payment totaling approximately $948,000, of which $261,000 related to principal and the remaining $687,000 related to interest that had accrued over the four year period.

Capital expenditures for 2010 are estimated at approximately $3.6 million compared to capital expenditures of $2.3 million in 2009 and $6.8 million in 2008.  Our planned capital expenditures in 2009 were limited to expenditures required to meet expected customer demand and properly maintain our facilities.  Capital spending for 2010 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities.

In February 2010, we entered into an unsecured demand promissory note with NL whereby we agreed to loan NL up to $8 million.  Our loans to NL will bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2011 (and in any event no later than December 31, 2012), with interest payable quarterly.  The amount of our outstanding loans to NL at any time is at our discretion.  It is probable during 2010 that we will loan amounts to NL in addition to the $8 million available under the promissory note.  See Note 11 to the Consolidated Financial Statements.

Financing activities. Net cash used by financing activities totaled $11.7 million, $14.2 million, and $7.1 million in 2007, 2008 and 2009, respectively.  Cash dividends paid totaled $7.3 million in 2007 and $6.2 million ($.50 per share) in each of 2008 and 2009.  Dividends paid decreased in 2008 as a result of the repurchase and/or cancellation of a net 2.7 million shares of our Class A common stock held by TFMC, an affiliate in the fourth quarter of 2007.  We purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a consolidated promissory note.  The price per share was determined based on open market transactions of our Class A common stock around the time the repurchase from TFMC was approved.  We prepaid approximately $2.6 million and $7.0 million toward the promissory note in 2007 and 2008, respectively.  See Notes 8 and 11 to the Consolidated Financial Statements.

In 2007, we repurchased approximately 179,100 shares of our Class A common stock in market transactions for an aggregate of $3.3 million.  In 2008, we also repurchased approximately 126,000 shares of our Class A common stock in market transactions for an aggregate of $1.0 million.    See Note 8 to the Consolidated Financial Statements.

At December 31, 2009, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility in the near term.  As a result of covenant restrictions relating to the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, we would not have been able to borrow under the Credit Agreement during the third or fourth quarters of 2009 due to a loss before interest and tax incurred in each of those quarters, respectively.  Any future losses before interest and tax would also likely restrict or prohibit borrowings under the Credit Agreement.  However, there are no current expectations that we will be required to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund our future liquidity requirements.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

While the required ratio of earnings before interest and tax to cash interest expense prohibited our ability to borrow under the Credit Agreement during the third and fourth quarters of 2009, the financial covenant does not directly impact our ability to pay dividends on our common stock.  We believe cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility, lower future operating results would likely reduce or eliminate our amount available to borrow and restrict future dividends.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.  See also Note 6 to the Consolidated Financial Statements.

Off balance sheet financing arrangements.  Other than certain operating leases discussed in Note 12 to the Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

We believe that cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared).  To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

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

Contractual obligations.  As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6 and 12 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2009 by the type and date of payment.

	Payments due by period
	Total	2010	2011–2012	2013-2014	2015 and after
	(In thousands)

Note and interest payable to affiliate	$44,631	$-	$3,548	$41,083	$-
Operating leases	789	409	380	-	-
Purchase obligations	11,363	11,363	-	-	-
Income taxes	15	15	-	-	-
Fixed asset acquisitions	386	386	-	-	-

Total contractual cash obligations	$57,184	$12,173	$3,928	$41,083	$-

The timing and amount shown for our commitments related to long-term debt, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2009, which is assumed to be paid during 2010.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

•
Goodwill – Our goodwill totaled $30.9 million at December 31, 2009.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The estimated fair values of our three reporting units are determined using Level 3 inputs of a discounted cash flow technique since Level 1 inputs of market prices are not available at the reporting unit level.  We also consider control premiums when assessing fair value of our segments.  If the fair value is less than the book value, the asset is written down to the estimated fair value.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.  However, different assumptions and estimates could result in materially different findings which could result in the recognition of a material goodwill impairment.

During 2009, we evaluated our Furniture Components reporting unit for goodwill impairment at each of the first, second and third quarter interim dates.  We tested this reporting unit for impairment because, while continuing to generate positive operating cash flows, it reported sales and operating income significantly below our expectations as a result of the severe contraction in demand in the office furniture and appliance markets.  At each of these impairment review dates in 2009, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures for this reporting unit were to be significantly below our current expectations (approximately 20% below our current expectations), it is reasonably likely that we would conclude an impairment of the goodwill associated with this reporting unit would be present under ASC Topic 350-20-20, Goodwill.  Per our annual impairment review during the third quarter, the estimated fair value of our Furniture Components reporting unit exceeded its carrying value by 30%.  The carrying value included approximately $7.2 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, an increase in the rate used to discount our expected cash flows of approximately 200 basis points would reduce the enterprise value for our Furniture Components unit sufficiently to indicate a potential impairment.

During the third quarter of 2008, we determined that all of the goodwill associated with our Marine Components reporting unit was impaired.  As a result, we recognized a goodwill impairment charge of $9.9 million for our Marine Components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit.  The factors that led us to conclude goodwill associated with the Marine Components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  While we continue to believe in the long term potential of the Marine Components unit, due to the extraordinary economic downturn in the boating industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, we have taken steps to reduce operating costs without inhibiting our ability to take advantage of opportunities to expand our market share.

We performed our annual goodwill impairment analysis in the third quarter of 2009 for our Security Products reporting unit and concluded there was no impairment of the goodwill for this reporting unit.  The estimated fair value of our Security Products reporting unit was substantially in excess of their respective carrying value.

•
Long-lived assets – We account for our long-lived assets in accordance with applicable GAAP.  We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.

Due to the continued decline in the marine industry and lower than expected results of our Custom Marine and Livorsi Marine operations comprising our Marine Components reporting unit, we evaluated the long-lived assets for our Marine Components reporting unit in the third quarter of 2009 and concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 45% for Custom Marine and 75% for Livorsi Marine), it is reasonably likely we would conclude an impairment was present.  At December 31, 2009 the asset carrying values of Custom Marine and Livorsi Marine were $6.3 million and $4.6 million, respectively.

No other long-lived assets in our other reporting units were tested for impairment during 2009 because there were no circumstances to indicate impairment may exist at these units.

•
Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting in accordance with applicable GAAP for accounting for income taxes.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

We also evaluate at the end of each reporting period whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of the undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  If our prior conclusions change, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of the previously-considered permanently reinvested undistributed earnings were distributed to us in the U.S.  We did not change our conclusions on our undistributed foreign earnings in 2009.

Beginning in 2007, we record a reserve for uncertain tax positions in accordance with the then new provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  From time to time, tax authorities will examine certain of our income tax returns.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change).

•
Accruals - We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with the contingencies become probable, and we can reasonably estimate the amounts of the future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and, therefore, a corresponding decrease or increase of our reported net income in the period of such change.)  At December 31, 2009 we have accrued legal costs of approximately $1.4 million.

•
Assets Held for Sale - Our assets held for sale at December 31, 2009, consist of a facility in River Grove, Illinois and a facility in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in our operations.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter of 2009, and as weak economic conditions continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs as defined by ASC 820-10-35.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.  This charge is included in corporate operating expense.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

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

At December 31, 2008 and 2009, we had no amounts outstanding under our secured Revolving Bank Credit Agreement.  In conjunction with the repurchase and/or cancellation of a net 2.7 million shares of our class A common stock, during the fourth quarter of 2007, we issued a promissory note for $52.6 million.  At December 31, 2009, there was $42.2 million of principle outstanding on the promissory note ($43.0 million at December 31, 2008) which bears interest at LIBOR plus 1%, (1.25% and 5.05% at December 31, 2009 and 2008, respectively) and the fair value of such indebtedness approximates its carrying value.  The interest rate is reset quarterly based on the three month LIBOR.  See Note 11 to the Consolidated Financial Statements regarding the Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.

Currency exchange rates.  We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan).  A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar.  In addition, a portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Most materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  As a result, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

As previously noted certain of our sales generated by our Canadian operations are denominated in U.S. dollars.  Consequently, we periodically enter into forward currency contracts to mitigate the financial statement impact of changes in currency exchange rates.  At each balance sheet date, outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.  We had no forward currency contracts outstanding at December 31, 2009.  At December 31, 2008 we had entered into a series of short-term forward currency exchange contracts to exchange an aggregate of $7.5 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and matured through June 2009.  At December 31, 2008, the actual exchange rate was Cdn. $1.22 per U.S. dollar.  The estimated fair value of such contracts was not material at December 31, 2008.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission (the "SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2009.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ended December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Changes in Internal Control Over Financial Reporting.  There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2009, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listed standards.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2009 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

10.1
Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13905).

10.2*	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-42643).

10.3
Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004 - incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-13905).

10.4
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

Item No.                                             Exhibit Item (continued)

10.5
First Amendment to Subordination Agreement dated as of the September 21, 2009 by TIMET Finance Management Company and Wachovia Bank,
National Association – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.6
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by the Registrant and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 1-13905).

10.7
Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 in the original principal amount of $42,230,190 payable to the order of TIMET Finance Management Company by CompX International Inc. – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.8
Agreement Regarding Shared Insurance between the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation, and Valhi, Inc. dated October 30, 2003 – incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13905).

10.9**	$50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005(File No. 1-13905).

10.10
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

10.11
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

10.12
Third Amendment to Credit Agreement dated as of September 21, 2009 by and among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank - incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.13**	Unsecured Revolving Demand Promissory Note dated February 3, 2010 between the Registrant and NL Industries, Inc.

Item No.                                             Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

* Management contract, compensatory plan or agreement. ** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date:  March 3, 2010                                                               By:   /s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn R. Simmons Glenn R. Simmons	Chairman of the Board	March 3, 2010

/s/ David A. Bowers David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2010

/s/ Darryl R. Halbert Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 3, 2010

Paul M. Bass, Jr.	Director	March 3, 2010

/s/ Norman S. Edelcup Norman S. Edelcup	Director	March 3, 2010

/s/ Edward J. Hardin Edward J. Hardin	Director	March 3, 2010

/s/ Ann Manix Ann Manix	Director	March 3, 2010

/s/ Steven L. Watson Steven L. Watson	Director	March 3, 2010

Annual Report on Form 10-K

Items 8 and 15(a)

Index of Financial Statements

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2008 and 2009	F-3

Consolidated Statements of Operations -
Years ended December 31, 2007, 2008 and 2009	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Cash Flows -
Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2007, 2008 and 2009	F-9

Notes to Consolidated Financial Statements	F-10

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 3, 2010

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2008	2009

Current assets:
Cash and cash equivalents	$14,411	$20,788
Accounts receivable, less allowance for doubtful accounts of $711 and $481	16,837	11,690
Receivables from affiliates	1,472	1,487
Refundable income taxes	83	1,844
Inventories	22,661	16,266
Prepaid expenses and other current assets	1,300	1,132
Deferred income taxes	1,841	1,928
Current portion of note and interest receivable	943	-

Total current assets	59,548	55,135

Other assets:
Goodwill	30,827	30,949
Other intangible assets	1,991	1,408
Assets held for sale	3,517	2,800
Other	90	119

Total other assets	36,425	35,276

Property and equipment:
Land	11,858	12,051
Buildings	36,642	39,201
Equipment	110,915	120,574
Construction in progress	4,406	1,180
	163,821	173,006

Less accumulated depreciation	96,392	109,370

Net property and equipment	67,429	63,636

Total assets	$163,402	$154,047

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2009

Current liabilities:
Current maturities of note payable to affiliate	$1,000	$-
Accounts payable and accrued liabilities	14,256	14,567
Interest payable to affiliate	528	-
Income taxes payable to affiliates and other	20	-
Income taxes	1,167	15

Total current liabilities	16,971	14,582

Noncurrent liabilities:
Note payable to affiliate	41,980	42,230
Deferred income taxes and other	13,174	11,897
Interest payable to affiliate	-	311

Total noncurrent liabilities	55,154	54,438

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value; 20,000,000 shares authorized; 2,361,307 and 2,370,307 shares issued and outstanding	24	24
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	54,873	54,928
Retained earnings	27,798	19,621
Accumulated other comprehensive income	8,482	10,354

Total stockholders' equity	91,277	85,027

Total liabilities and stockholders’ equity	$163,402	$154,047

Commitments and contingencies (Note 12)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2007	2008	2009

Net sales	$177,683	$165,502	$116,125
Cost of goods sold	132,455	125,248	92,345

Gross margin	45,228	40,254	23,780

Selling, general and administrative expense	25,846	24,818	26,722
Goodwill impairment	-	9,881	-
Facility consolidation expense	2,665	-	-
Assets held for sale write-down	-	-	717
Other operating income (expense):
Currency transaction gains (losses), net	(1,086)	679	(236)
Disposition of property and equipment	(75)	(48)	(141)

Operating income (loss)	15,556	6,186	(4,036)

Other non-operating income, net	1,133	240	45
Interest expense	(760)	(2,362)	(1,060)

Income (loss) before income taxes	15,929	4,064	(5,051)

Provision (benefit) for income taxes	6,949	7,165	(3,058)

Net income (loss)	$8,980	$(3,101)	$(1,993)

Basic and diluted earnings (loss) per common share	$.61	$(.25)	$(.16)

Cash dividends per share	$.50	$.50	$.50

Shares used in the calculation of earnings per share amounts for:
Basic earnings per share	14,764	12,386	12,367
Dilutive impact of stock options	8	-	-

Diluted shares	14,772	12,386	12,367

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2007	2008	2009

Net income (loss)	$8,980	$(3,101)	$(1,993)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,996	(2,718)	1,998

Impact from cash flow hedges, net	-	126	(126)

Total other comprehensive income (loss), net	2,996	(2,592)	1,872

Comprehensive income (loss)	$11,976	$(5,693)	$(121)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$8,980	$(3,101)	$(1,993)
Depreciation and amortization	11,010	9,231	8,209
Goodwill impairment	-	9,881	-
Deferred income taxes	(6,549)	(45)	(2,093)
Provision for inventory reserves	141	195	1,022
Assets held for sale write-down	-	-	717
Other, net	938	327	458
Change in assets and liabilities:
Accounts receivable	633	2,441	5,318
Inventories	(1,813)	389	5,878
Accounts payable and accrued liabilities	(619)	(2,810)	(356)
Accounts with affiliates	182	(1,531)	(15)
Income taxes	(715)	1,047	(2,778)
Other, net	(296)	(307)	899

Net cash provided by operating activities	11,892	15,717	15,266

Cash flows from investing activities:
Capital expenditures	(13,820)	(6,791)	(2,321)
Proceeds from disposal of assets held for sale	-	250	-
Proceeds from sale of fixed assets	73	127	-
Cash collected on note receivable	1,306	1,306	261

Net cash used by investing activities	(12,441)	(5,108)	(2,060)

Cash flows from financing activities:
Repayment of loan from affiliate	(2,600)	(7,000)	(750)
Issuance of common stock	1,395	-	-
Dividends paid	(7,294)	(6,181)	(6,184)
Tax benefit from exercise of stock options	73	-	-
Treasury stock acquired	(3,309)	(1,006)	-
Other, net	-	(56)	(133)

Net cash used by financing activities	(11,735)	(14,243)	(7,067)

Net increase (decrease)	$(12,284)	$(3,634)	$6,139

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2007	2008	2009

Cash and cash equivalents:
Net increase (decrease) from -
Operating, investing and financing activities	$(12,284)	$(3,634)	$6,139
Effect of exchange rate on cash	995	(354)	238
Balance at beginning of year	29,688	18,399	14,411

Balance at end of year	$18,399	$14,411	$20,788

Supplemental disclosures:
Cash paid for:
Interest	$109	$2,278	$1,246
Income taxes	14,365	8,062	1,819

Noncash investing and financing activities:
Note payable to affiliate issued for repurchase of common stock	$52,580	$-	$-

Accrual for capital expenditures	$665	$511	$101

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, 2008 and 2009

(In thousands)

					Accumulated other comprehensive income
	Common stock		Additional paid-in	Retained	Currency	Hedging	Treasury	Total stockholders'
	Class A	Class B	Capital	earnings	translation	derivatives	stock	equity

Balance at December 31, 2006	$53	$100	$110,106	$35,353	$8,078	$-	$-	$153,690

Net income	-	-	-	8,980	-	-	-	8,980
Other comprehensive income	-	-	-	-	2,996	-	-	2,996
Change in accounting principle- Uncertain tax positions provision of ASC Topic 740	-	-	-	41	-	-	-	41
Cash dividends	-	-	-	(7,294)	-	-	-	(7,294)
Issuance of common stock and other, net	-	-	1,579	-	-	-	-	1,579
Treasury stock:
Acquired	-	-	-	-	-	-	(55,889)	(55,889)
Retired	(28)	-	(55,861)	-	-	-	55,889	-

Balance at December 31, 2007	25	100	55,824	37,080	11,074	-	-	104,103

Net loss	-	-	-	(3,101)	-	-	-	(3,101)
Other comprehensive income	-	-	-	-	(2,718)	126	-	(2,592)
Cash dividends	-	-	-	(6,181)	-	-	-	(6,181)
Issuance of common stock and other, net	-	-	54	-	-	-	-	54
Treasury stock:
Acquired	-	-	-	-	-	-	(1,006)	(1,006)
Retired	(1)	-	(1,005)	-	-	-	1,006	-

Balance at December 31, 2008	24	100	54,873	27,798	8,356	126	-	91,277

Net loss	-	-	-	(1,993)	-	-	-	(1,993)
Other comprehensive income	-	-	-	-	1,998	(126)	-	1,872
Cash dividends	-	-	-	(6,184)	-	-	-	(6,184)
Issuance of common stock and other, net	-	-	55	-	-	-	-	55

Balance at December 31, 2009	$24	$100	$54,928	$19,621	$10,354	$-	$-	$85,027

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1 - Summary of significant accounting policies:

Organization. We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2009.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At December 31, 2009, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies and us.

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

Principles of consolidation.  Our consolidated financial statements include the accounts of CompX International Inc. and our wholly-owned subsidiaries.  We eliminate all material intercompany accounts and balances.

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2007 and 2008 consisted of 52 weeks.  The year ended December 31, 2009 consisted of 53 weeks.

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

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research development costs as incurred.  Advertising costs were approximately $804,000 in 2007, $840,000 in 2008, and $466,000 in 2009.

Goodwill and other intangible assets; amortization expense.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight line method over their estimated lives and state them net of accumulated amortization.  We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable.  We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  See Note 4.

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $10.4 million in 2007, $8.6 million in 2008, and $7.6 million in 2009.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform  the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.  See Note 9.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.5 million in 2007, $2.1 million in 2008 and $1.5 million in 2009.

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

Derivatives and hedging activities.  Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by ASC 820-10-35.  We had no currency forward contracts outstanding at December 31, 2009.  At December 31, 2008, we held a series of contracts to exchange an aggregate of U.S. $7.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and matured through June 2009.  The exchange rate was $1.22 per U.S. dollar at December 31, 2008.  The estimated fair value of the contracts was not material at December 31, 2008.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.  Under certain circumstances, such tax elections could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election.  We made net cash payments for taxes to NL of $9.5 million and $5.2 million in 2007 and 2008, respectively, and received a net refund from NL of approximately $360,000 in 2009.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries which are not permanently reinvested. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $5.7 million, $5.6 million, and $5.7 million at December 31, 2007, 2008 and 2009, respectively. Determination of the amount of unrecognized deferred tax liability on such permanent reinvestment plans was not practicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 13.

Earnings per share.  Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 368,000 in 2007, 172,000 in 2008 and 91,000 in 2009.

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

Segment assets are comprised of all assets attributable to the reportable segments.  Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents and notes receivable and, at December 31, 2007 and 2008, assets held for sale.  See Note 9.  For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location.  At December 31, 2008 and 2009, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $32.8 million and $32.1 million, respectively.  Intersegment sales are not material.

	Years ended December 31,
	2007	2008		2009
	(In thousands)
Net sales:
Security Products	$80,085	$77,094		$61,429
Furniture Components	81,331	76,405		48,212
Marine Components	16,267	12,003		6,484

Total net sales	$177,683	$165,502		$116,125

Operating income:
Security Products	$12,218 (a)	$12,715		$9,714
Furniture Components	8,001	9,205		(4,693	)(c)
Marine Components	799	(10,456	)(b)	(3,046)
Corporate operating expenses	(5,462)	(5,278)		(6,011	)(d)

Total operating income (loss)	15,556	6,186		(4,036)

Other non-operating income, net	1,133	240		45
Interest expense	(760)	(2,362)		(1,060)

Income (loss) from continuing operations before income taxes	$15,929	$4,064		$(5,051)

Depreciation and amortization:
Security Products	$4,574	$3,557		$3,560
Furniture Components	5,457	4,583		3,475
Marine Components	958	1,080		1,170
Corporate Depreciation	21	11		4

Total	$11,010	$9,231		$8,209

Capital expenditures:
Security Products	$12,240	$4,348		$1,361
Furniture Components	1,349	1,823		1,010
Marine Components	896	1,131		51

Total	$14,485	$7,302		$2,422

(a) Includes $2.7 million of costs related to the consolidation of three of our northern Illinois facilities into one facility.  See Note 9.

(b) We recorded a $9.9 million goodwill impairment charge for Marine Components in 2008.  This represents all of the goodwill we had previously recognized for this reporting unit.  See Note 4.

(c) Includes $4.6 million of patent litigation expenses.  See Note 12

(d) We recorded a $717,000 write-down to corporate operating expenses related to our assets held for sale at December 31, 2009.  See Note 9.

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Net sales:
Point of origin:
United States	$118,460	$115,470	$84,786
Canada	52,684	46,519	29,065
Taiwan	11,714	8,268	5,811
Eliminations	(5,175)	(4,755)	(3,537)

Total	$177,683	$165,502	$116,125

Point of destination:
United States	$147,716	$134,247	$95,974
Canada	19,251	16,920	10,445
Other	10,716	14,335	9,706

Total	$177,683	$165,502	$116,125

	December 31,
	2007	2008	2009
	(In thousands)
Total assets:
Security Products	$80,051	$77,681	$72,210
Furniture Components	67,184	59,148	54,229
Marine Components	26,436	14,953	11,129
Corporate and eliminations	14,044	11,620	16,479

Total	$187,715	$163,402	$154,047

Net property and equipment:
United States	$50,876	$51,327	$47,086
Canada	13,912	8,987	9,224
Taiwan	7,363	7,115	7,326

Total	$72,151	$67,429	$63,636

Note 3 – Inventories:

	December 31,
	2008	2009
	(In thousands)

Raw materials:
Security Products	$2,406	$2,037
Furniture Components	4,077	1,964
Marine Components	1,069	829

Total raw materials	7,552	4,830

Work-in-process:
Security Products	6,244	4,917
Furniture Components	1,333	948
Marine Components	648	286

Total work-in-process	8,225	6,151

Finished products
Security Products	2,268	1,747
Furniture Components	3,068	2,601
Marine Components	1,548	937

Total finished goods	6,884	5,285

Total inventories, net	$22,661	$16,266

Note 4 – Goodwill and other intangible assets:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which correspond to our operating segments.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our three reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35 (although this guidance was not in effect with respect to estimating the fair value of a reporting unit until January 1, 2009).  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  Our 2007 and 2009 annual impairment reviews of goodwill indicated no impairments.  The only goodwill impairment we have recorded since we began testing goodwill on an annual basis in the 2008 impairment noted below.

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

During 2009 due to the continued unfavorable economic trends associated with our Furniture Components reporting unit including, among other things, sales and operating income falling materially below our projections, we re-evaluated goodwill associated with this reporting unit at the first and second interim periods of 2009, along with the annual testing date in the third quarter.  At each interim and annual testing date, we concluded that no impairments were present.  At December 31, 2009 our Furniture Components reporting unit had approximately $7.2 million of goodwill.

Changes in the carrying amount of goodwill related to our operations during the past three years are presented in the table below.  Goodwill was generated principally from acquisitions of certain business units during 1998, 1999, 2000, and Marine Components acquisitions in August 2005 and April 2006.

	Security Products	Furniture Components	Marine Components	Total
	(In millions)

Balance at December 31, 2006	$23.7	$7.1	$9.9	$40.7

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2007	23.7	7.2	9.9	40.8

Goodwill impairment	-	-	(9.9)	(9.9)

Changes in currency exchange rates	-	(0.1)	-	(0.1)

Balance at December 31, 2008	23.7	7.1	-	30.8

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2009	$23.7	$7.2	$-	$30.9

Other intangible assets totaled $2.0 million and $1.4 million net of accumulated amortization of $3.6 million and $4.2 million at December 31, 2008 and 2009, respectively.

Amortization of intangible assets was $604,000 in 2007, $591,000 in 2008, and $588,000 in 2009, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

Years ending December 31,	Amount
(In thousands)

2010	$600
2011	400
2012	300
2013	108
2014	-

Total	$1,408

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2008	2009
	(In thousands)

Accounts payable	$4,985	$4,309
Accrued liabilities:
Employee benefits	6,571	6,003
Professional	222	1,805
Customer tooling	787	761
Insurance	458	601
Taxes other than on income	447	422
Other	786	666

Total	$14,256	$14,567

Note 6 - Credit facility:

At December 31, 2009, we had a $37.5 million revolving credit facility that matures in January 2012.  Until the end of March 2011, any outstanding borrowings are limited to the sum of 80% of our consolidated net accounts receivable, 50% of our consolidated raw material inventory, 50% of our consolidated finished goods inventory and 100% of our consolidated unrestricted cash and cash equivalents.  Any amounts outstanding under the credit facility bear interest, at our option, at either the prime rate plus a margin or LIBOR plus a margin.  The credit facility is collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries.  The facility as amended, contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined).  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.  One of our financial performance covenants requires earnings before interest and taxes for the trailing four quarters (not including quarters prior to September 2009) to be 2.5 times cash interest expense.  As a result of our loss before interest and taxes at December 31, 2009, we could not have had any borrowings outstanding under the Credit Agreement without violating the covenant as any cash interest incurred would have exceeded our required 2.5 to 1 ratio.  At December 31, 2008 and 2009, no amounts were outstanding under the facility.  We believe we will be able to comply with the current covenants through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

The credit facility permits us to pay dividends and/or repurchase common stock in an amount equal to the sum of (i) $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility.  In addition to the permitted $.125 per share amount to repurchase our common stock and/or to pay dividends, at December 31, 2009, $19.4 million was available for dividends and/or repurchases of our common stock under the terms of the facility.

Note 7 - Income taxes:

The components of pre-tax income, the provision for income taxes attributable to continuing operations, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2007	2008	2009
	(In thousands)
Components of pre-tax income (loss):
United States	$8,647	$(5,253)	$(3,063)
Non-U.S.	7,282	9,317	(1,988)

Total	$15,929	$4,064	$(5,051)

Provision (benefit) for income taxes:
Currently payable (refundable:
U.S. federal and state	$9,902	$3,570	$(271)
Foreign	3,596	3,640	(694)

	13,498	7,210	(965)
Deferred income taxes (benefit):
U.S. federal and state	(6,503)	117	(1,992)
Foreign	(46)	(162)	(101)

	(6,549)	(45)	(2,093)

Total	$6,949	$7,165	$(3,058)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$5,575	$1,422	$(1,768)
Non-U.S. tax rates	(237)	(328)	74
Incremental U.S. tax on earnings of foreign subsidiaries	1,384	2,777	(1,092)
State income taxes and other, net	404	255	3
No income tax benefit on goodwill impairment	-	3,459	-
Impact of tax rate changes	152	(4)	(76)
Tax credits	(329)	(195)	(199)
Tax contingency reserve adjustments, net	-	(221)	-

Total	$6,949	$7,165	$(3,058)

The goodwill impairment charge in 2008 was not deductible for income tax purposes, and therefore we did not recognize an income tax benefit related to the charge.

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2008	2009
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$850	$820
Tax on unremitted earnings of non-U.S. subsidiaries	(5,615)	(4,464)
Property and equipment	(5,442)	(5,441)
Accrued liabilities and other deductible differences	987	1,122
Tax loss and credit carryforwards	4,112	4,180
Other taxable differences	(2,291)	(2,263)
Valuation allowance	(3,901)	(3,901)

Total	$(11,300)	$(9,947)

Net current deferred tax assets	1,821	1,928
Net noncurrent deferred tax liabilities	(13,121)	(11,875)

Total	$(11,300)	$(9,947)

Utilization of our net operating loss carryforwards has been limited to approximately $400,000 per tax year, and we utilized such $400,000 amount in each of 2007, 2008, and 2009.  At December 31, 2009, our remaining net operating loss carryforward is immaterial and will be fully utilized in 2010.  Accordingly, we have not provided a deferred income tax asset valuation allowance to offset the benefit of the carryforwards.

We generated a $3.9 million federal income tax benefit associated with a U.S. capital loss realized in 2005.  We determined based on the weight of the available evidence that realization of the benefit of the capital loss did not and continues not to meet the more-likely-than-not recognition criteria.  Therefore, we have also recognized a deferred income tax asset valuation allowance to fully offset the deferred tax asset related to the capital loss carryforward.  This capital loss carryforward expires in 2010.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A			Class B
	Issued	Treasury	Outstanding	Issued and outstanding

Balance at December 31, 2006	5,266,980	-	5,266,980	10,000,000

Affiliate repurchase:
Issued	374,000	-	374,000	10,000,000
Reacquired	-	(483,600)	(483,600)	-
Retirement	(3,070,420)	483,600	(2,586,820)	(10,000,000)

Total affiliate repurchase	(2,696,420)	-	(2,696,420)	-

Other:
Issued	87,300	-	87,300	-
Reacquired	-	(179,100)	(179,100)	-
Retirement	(179,100)	179,100	-	-

Total other	(91,800)	-	(91,800)	-

Balance at December 31, 2007	2,478,760	-	2,478,760	10,000,000

Issued	9,000	-	9,000	-
Reacquired	-	(126,453)	(126,453)	-
Retirement	(126,453)	126,453	-	-

Balance at December 31, 2008	2,361,307	-	2,361,307	10,000,000

Issued	9,000	-	9,000	-

Balance at December 31, 2009	2,370,307	-	2,370,307	10,000,000

Class A and Class B common stock.  The shares of Class A common stock and Class B common stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B common stock.  Holders of Class A common stock are entitled to one vote per share.  NL, which holds all of the outstanding shares of Class B common stock, is entitled to one vote per share in all matters except for election of directors, for which NL is entitled to ten votes per share.  Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law.  Each share of Class A common stock and Class B common stock have an equal and ratable right to receive dividends to be paid from our assets when, and if declared by the board of directors.  In the event of the dissolution, liquidation or winding up of our operations, the holders of Class A common stock and Class B common stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to our creditors and to the holders of any of our preferred stock that may be outstanding at the time.  Shares of the Class A common stock have no conversion rights.  Under certain conditions, shares of Class B common stock will convert, on a share-for-share basis, into shares of Class A common stock.

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

During 2007 and 2008, we purchased approximately 179,100 and 126,453 shares of our Class A common stock in market transactions for an aggregate of $3.3 million and $1.0 million in cash, respectively.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  We made no treasury purchases during 2009 and at December 31, 2009, approximately 678,000 shares were available for purchase under these authorizations.

In October 2007, our board of directors authorized the repurchase or cancellation of a net 2.7 million shares of our Class A common stock held directly and indirectly by Timet Finance Management Company, a subsidiary of Titanium Metals Corporation and an affiliate of ours (“TFMC”).  We purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The price per share was determined based on open market transactions of our Class A common stock around the time the repurchase or cancellation of these shares was approved.  The authorization for the repurchase or cancellation of these Class A shares from TFMC was in addition to the share repurchase authorizations discussed above.  See Note 11.   We allocated the cost of these repurchases and/or cancellations to common stock at par value and additional paid-in capital.

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

	Shares	Exercise price per share	Amount payable upon exercise	Weighted average exercise price
	(In 000’s)		(In 000’s)

Outstanding at December 31, 2006	437	$10.00 – 20.00	$8,170	$18.70

Exercised	(81)	10.00 – 20.00	(1,394)	17.21
Canceled	(7)	17.94 - 20.00	(133)	19.00

Outstanding at December 31, 2007	349	$12.15 – 20.00	$6,643	$19.03

Canceled	(215)	20.00	(4,300)	20.00

Outstanding at December 31, 2008	134	$12.15 – 19.25	$2,343	$17.49

Canceled	(53)	15.88 - 18.38	(936)	17.66

Outstanding at December 31, 2009	81	$12.15 – 19.25	$1,407	$17.37

Outstanding options at December 31, 2009 represent less than 1% of our total outstanding shares of common stock at that date and expire at various dates through 2012 with a weighted-average remaining term of less than 1 year.  Our market price per share at December 31, 2009 was $7.57.  All of the fully-vested 81,000 outstanding options at December 31, 2009 were exercisable at prices higher than such December 31, 2009 market price per share.  At December 31, 2009, an aggregate of 922,820 shares were available for future grants.  Shares issued under the incentive stock plan are generally newly-issued shares.  The intrinsic value of our options exercised in 2007 aggregate to approximately $241,400 and the related income tax benefit from the exercises was $77,000.  No stock options were exercised in 2008 or 2009.

Note 9 – Facility consolidation and assets held for sale

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

In addition to the capital expenditures, during 2007, we incurred approximately $2.7 million in expenses relating to the facility consolidation including physical move costs, equipment installation, redundant labor and recruiting fees and write downs for fixed assets no longer in use, all of which are included in facility consolidation expense in the accompanying Consolidated Statements of Operations.  The majority of these costs were incurred during the fourth quarter of 2007.

The fixed asset write downs amounted to $765,000 of which $600,000 related to the classification of the River Grove facility as an “asset held for sale” in November 2007 as it was no longer being utilized and met all of the criteria under GAAP to be classified as an “asset held for sale.”  In classifying the facility and related assets (primarily land, building, and building improvements) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets.  In determining the estimated fair value of such assets, we considered recent sales prices for other property near the facility, Level 2 inputs as defined by Accounting Standards Topic (“ASC”) 820-10-35, Fair Value Measurements and Disclosures.  Accordingly, we recognized $600,000 to write-down the assets to their estimated net realizable value of approximately $3.1 million at December 31, 2007.

Our assets held for sale at December 31, 2009, consist of the River Grove facility discussed above and a facility in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in our operations.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter of 2009, and as weak economic conditions continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs as defined by ASC 820-10-35.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.  This charge is included in corporate operating expense.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets.

Note 10 – Other non-operating income, net:

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Interest income	$1,324	$389	$43
Other income (expense), net	(191)	(149)	2

Total	$1,133	$240	$45

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

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million.  Our loans to NL will bear interest at the prime less .75%, with all principal due on demand on or after March 31, 2011 (and in any event no later than December 31, 2012), with interest payable quarterly.  The amount of our outstanding loans to NL at any time is at our discretion.

In October 2007, we purchased and/or cancelled a net 2.7 million shares of our Class A common stock from TFMC.  We purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The promissory note, as amended, bears interest at LIBOR plus 1% (1.25% at December 31, 2009) and provides for quarterly principal repayments of $250,000 commencing in March 2011, with the balance due at maturity in September 2014.  The promissory note is subordinated to our U.S. revolving bank credit agreement.  See Note 6.  Prior to September 2009, we made required quarterly interest payments and made quarterly principal repayments of $250,000 commencing in September 2008, and we could also make principal prepayments at any time, in any amount, without penalty, including $2.6 million paid in the fourth quarter of 2007 and $7.0 million paid during 2008.  The promissory note is subordinated to our U.S. revolving bank credit agreement, and no further payments or interest are due until March 2011.  See Note 6.  We may make additional prepayments on or after March 31, 2011, subject to meeting certain conditions specified in the revolving bank credit agreement.  At December 31, 2009, the principal amount outstanding under the promissory note was approximately $42.2 million and the amount of related accrued and unpaid interest was approximately $311,000.  We recognized interest expense of approximately $559,000 in 2007, $2.2 million in 2008 and $816,000 in 2009 on the promissory note.  The scheduled principal repayments of the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2010	$-
2011	1,000
2012	1,000
2013	1,000
2014	39,230
Thereafter	-

Total	$42,230

Under the terms of various Intercorporate Service Agreements (“ISAs”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $2.9 million in 2007, $3.1 million in 2008 and $3.2 million in 2009.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI were approximately $1.1 million in 2007, $1.2 million in 2008 and $1.1 million in 2009.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2010.

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

Note 12 - Commitments and contingencies

Legal proceedings.  We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by our Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 (the “‘097 Patent”) held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June 2010 for its findings.  The hearing was completed on December 4, 2009.  On February 23, 2010, the administrative law judge overseeing the investigation issued his opinion, finding that a significant independent claim within the ‘097 Patent was determined to be “obvious” under 35 U.S.C. Section 102, which generally results in the lack of enforceability of such a claim against infringement.  The Judge further found that 38 of the 40 keyboard support products in question that we import into the United States from our Canadian subsidiary did not infringe on the ‘097 Patent. Sales of the remaining two products found to be infringing are not significant.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale through the Presidential review process of the ruling, which is expected to conclude in August 2010.

On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  We answered the allegations of infringement of Humanscale’s ‘097 Patent set forth in the complaint on March 30, 2009.  We filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  We filed our response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.  A jury trial was completed on February 25, 2010 relating to our counter claims with the jury finding that Humanscale infringed on our patents and awarded damages to us in excess of $19 million for past royalties.  The verdict is subject to appeal.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amount of the award.

While we currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 31% of sales in 2007, 35% in 2008 and 39% in 2009.  No customer accounted for sales of 10% or more in 2007, 2008, or 2009.

Rent expense, principally for buildings, was $429,000 in 2007, $461,000 in 2008 and $478,000 in 2009.  At December 31, 2009, future minimum rentals under noncancellable operating leases are shown below.

Years ending December 31,	Amount
(In thousands)

2010	$409
2011	342
2012	38
2013	-

Total	$789

Note 13 – Recent accounting pronouncements:

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements. We had no outstanding forward contracts at December 31, 2009.

Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, see Note 14.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events, which was subsequently amended by Accounting Standards Updated (“ASU”) 2010-09.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes, which we adopted on January 1, 2007.  FIN No. 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN No. 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  Upon adopting FIN 48 on January 1, 2007, we recognized a $41,000 increase to retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued at December 31, 2007 was $45,000 and nil at December 31, 2008 and 2009.

Other than a $300,000 decrease in our reserve for uncertain tax positions in 2007 relating to cash paid for income taxes upon settlement of certain matters with tax authorities, there were no material changes to our reserve for uncertain tax positions during 2007.  Upon the expiration of certain statute of limitations, we released the $192,000 balance of our remaining reserve for uncertain tax positions in 2008. We had no reserve for uncertain tax positions at December 31, 2008 and 2009.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2006 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2004 for Taiwan, and 2005 for Canada.

Note 14 – Financial instruments:

The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature.  The carrying amount of our indebtedness approximates fair value due to the stated variable interest rate approximating a market rate.  The fair value of our indebtedness is a Level 2 input as defined by ASC Topic 820-10-35.

Note 15 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30		Dec. 31
	(In millions, except per share amounts)
2008:
Net sales	$40.5	$43.7	$43.9		$37.4
Gross profit	9.9	11.0	11.2		8.1
Operating income (loss)	3.5	4.5	(4.9	)(a)	3.1
Net income (loss)	1.6	2.1	(7.5	)(a)	0.7

Basic and diluted earnings (loss) per share	$.13	$.17	$(.61)		$.06

2009:
Net sales	$28.5	$29.2	$29.4	$29.0
Gross profit	4.8	6.2	7.0	5.8	(c)
Operating income (loss)	0.9	(0.9)	(0.1)	(2.0	)(b)
Net income (loss)	0.6	(1.6)	0.5	(0.3	)(c)

Basic and diluted earnings (loss) per share	$(.05)	$(.13)	$.04	$(.03)

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

(a) We recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit in the third quarter of 2008.  See Note 4.

(b) We recorded $2.1 million of patent litigation expense in the fourth quarter of 2009.  See Note 12.

(c) In the fourth quarter of 2009, we recognized an inventory adjustment to correct an error in the valuation of certain of our raw material inventories at one of our locations, which negatively impacted gross profit by approximately $300,000.  Net income in the fourth quarter of 2009 includes a $190,000 charge, net of income tax, or $.02 per diluted share, related to this item.