Form 10-Q
period 2010-03-31
COMPX INTERNATIONAL INC
filed 2010-05-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).
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

Number of shares of common stock outstanding on April 29, 2010:
Class A:   2,370,307
Class B:  10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2009	March 31, 2010
		(unaudited)
Current assets:
Cash and cash equivalents	$20,788	$12,379
Accounts receivable, net	11,690	15,559
Receivables from affiliates	1,487	527
Refundable income taxes	1,844	1,941
Inventories, net	16,266	17,392
Prepaid expenses and other current assets	1,132	2,012
Deferred income taxes	1,928	1,930
Interest and note receivable from affiliate	-	4,001

Total current assets	55,135	55,741

Other assets:
Goodwill	30,949	31,034
Other intangible assets	1,408	1,260
Assets held for sale	2,800	2,800
Other assets	119	110

Total other assets	35,276	35,204

Property and equipment:
Land	12,051	12,157
Buildings	39,201	39,574
Equipment	120,574	122,822
Construction in progress	1,180	1,061
	173,006	175,614

Less accumulated depreciation	109,370	112,822

Net property and equipment	63,636	62,792

Total assets	$154,047	$153,737

Index

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2009	March 31, 2010
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$-	$250
Accounts payable and accrued liabilities	14,567	14,275
Income taxes	15	81
Interest payable to affiliate	-	442

Total current liabilities	14,582	15,048

Noncurrent liabilities:
Note payable to affiliate	42,230	41,980
Deferred income taxes and other	11,897	13,587
Interest payable to affiliate	311	-

Total noncurrent liabilities	54,438	55,567

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,928	54,928
Retained earnings	19,621	17,112
Accumulated other comprehensive income	10,354	10,958

Total stockholders' equity	85,027	83,122

Total liabilities and stockholders’ equity	$154,047	$153,737

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2009	2010
	(unaudited)

Net sales	$28,476	$32,800
Cost of goods sold	23,703	23,701

Gross margin	4,773	9,099

Selling, general and administrative expense	5,678	7,305
Other operating expense, net	32	58

Operating income (loss)	(937)	1,736

Other non-operating income, net	18	22
Interest expense	(323)	(197)

Income (loss) before income taxes	(1,242)	1,561

Provision (benefit) for income taxes	(662)	2,524

Net loss	(580)	(963)

Basic and diluted loss per common share	$(.05)	$(.08)

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted loss per share	12,361	12,370

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(580)	$(963)
Depreciation and amortization	2,090	1,964
Deferred income taxes	(60)	1,546
Other, net	326	166
Change in assets and liabilities:
Accounts receivable, net	2,804	(3,777)
Inventories, net	1,517	(1,134)
Accounts payable and accrued liabilities	(4,822)	(436)
Accounts with affiliates	(433)	960
Income taxes	(1,280)	34
Other, net	143	(856)

Net cash used in operating activities	(295)	(2,496)

Cash flows from investing activities:
Capital expenditures	(335)	(446)
Note receivable from affiliate:
Advances	-	(7,000)
Collections	-	3,000
Other, net	2	-

Net cash used in investing activities	(333)	(4,446)

Cash flows from financing activities:
Dividends paid	(1,545)	(1,546)
Repayment of loan from affiliate	(250)	-
Other, net	(96)	(28)

Net cash used in financing activities	(1,891)	(1,574)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(2,519)	(8,516)
Currency translation	(73)	107
Cash and cash equivalents at beginning of period	14,411	20,788

Cash and cash equivalents at end of period	$11,819	$12,379

Supplemental disclosures – cash paid for:
Interest	$571	$47
Income taxes paid, net	1,111	(7)

Non-cash investing and financing activity -
Accrual for capital expenditures	$365	$112

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

COMPX INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Three months ended March 31, 2010

(In thousands)

(unaudited)
			Additional		Accumulated other comprehensive income-	Total
	Common Stock		paid-in	Retained	currency	stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	equity	loss

Balance at December 31, 2009	$24	$100	$54,928	$19,621	$10,354	$85,027

Net loss	-	-	-	(963)	-	(963)	$(963)

Other comprehensive income, net	-	-	-	-	604	604	604

Cash dividends	-	-	-	(1,546)	-	(1,546)

Balance at March 31, 2010	$24	$100	$54,928	$17,112	$10,958	$83,122

Comprehensive loss							$(359)

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2010.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At March 31, 2010, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Index

Note 2 - Business segment information:

	Three months ended March 31,
	2009	2010
	(In thousands)

Net sales:
Security Products	$15,283	$16,662
Furniture Components	11,895	14,116
Marine Components	1,298	2,022

Total net sales	$28,476	$32,800

Operating income (loss):
Security Products	$1,576	$3,383
Furniture Components	(22)	7
Marine Components	(1,150)	(369)
Corporate operating expenses	(1,341)	(1,285)

Total operating income (loss)	(937)	1,736

Other non-operating income, net	18	22
Interest expense	(323)	(197)

Income (loss) before income taxes	$(1,242)	$1,561

Note 3 - Inventories, net:

	December 31, 2009	March 31, 2010
	(In thousands)
Raw materials:
Security Products	$2,037	$2,063
Furniture Components	1,964	2,760
Marine Components	829	926

Total raw materials	4,830	5,749

Work-in-process:
Security Products	4,917	5,192
Furniture Components	948	1,088
Marine Components	286	320

Total work-in-process	6,151	6,600

Finished products
Security Products	1,747	1,834
Furniture Components	2,601	2,334
Marine Components	937	875

Total finished goods	5,285	5,043

Total inventories, net	$16,266	$17,392

Index

Note 4 - Accounts payable and accrued liabilities:

	December 31, 2009	March 31, 2010
	(In thousands)

Accounts payable	$4,309	$6,070
Accrued liabilities:
Employee benefits	6,003	4,621
Professional fees	1,805	1,141
Customer tooling	761	662
Insurance	601	543
Taxes other than on income	422	478
Other	666	760

Total accounts payable and accrued liabilities	$14,567	$14,275

Note 5 – Provision (benefit) for income taxes:

	Three months ended March 31,
	2009	2010
	(In thousands)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$(435)	$546
Non–U.S. tax rates	39	(58)
Incremental U.S. tax on earnings of foreign subsidiaries	(226)	2,028
State income taxes and other, net	(40)	8

Total income tax expense (benefit)	$(662)	$2,524

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now not considered to be permanently reinvested.

Note 6 – Related party transactions:

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million.  Our loans to NL bear interest at prime less .75%, payable quarterly, with all principal due on demand on or after March 31, 2011 (and in any event no later than December 31, 2012).  The amount of our outstanding loans to NL at any time is at our discretion.  As of March 31, 2010, we have classified the $4.0 million outstanding balance of our loan to NL as a current asset, since it becomes repayable upon our demand starting March 31, 2011.

Index

Note 7 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31,		March 31,
	2009		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Cash and cash equivalents	$20,788	$20,788	$12,379	$12,379
Accounts receivable, net	11,690	11,690	15,559	15,559
Note receivable from affiliate	-	-	4,000	4,000

Accounts payable	4,309	4,309	6,070	6,070
Note payable to affiliate	42,230	42,230	41,980	41,980

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our note receivable and note payable is deemed to approximate book value.  The fair value of our note receivable and note payable is a Level 2 input as defined by ASC Topic 820-10-35.

Note 8 – Commitments and contingencies:

Legal proceedings.  We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by our Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 (the “‘097 Patent”) held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. The ITC hearing was completed on December 4, 2009.  On February 23, 2010, the administrative law judge (the “ALJ”) overseeing the investigation issued his Initial Determination, finding that a significant independent claim within the ‘097 Patent was determined to be “obvious” under 35 U.S.C. Section 102, which generally results in the lack of enforceability of such a claim against infringement.  The ALJ further found that 38 of the 40 keyboard support products in question that we import into the United States from our Canadian subsidiary did not infringe on the ‘097 Patent. Sales of the remaining two products found to be infringing are not significant.  On April 26, 2010, the ITC issued a notice that it will review a significant portion of the ALJ’s Initial Determination, including the findings of certain meanings within the claims of the ‘097 Patent, the alleged infringement of the two products the ALJ concluded were infringing on a dependent claim within the ‘097 Patent, the invalidity of the sole independent claim within the ‘097 Patent, and the defense of intervening rights asserted by us. Of significance is the fact that the ITC is not reviewing the ALJ’s finding that 38 of our 40 keyboard support products at issue do not infringe on the ‘097 Patent, so the lack of infringement of those accused products is now considered a final determination by the ITC.  We deny any infringement alleged in the investigation and plan to defend ourselves with respect to any claims of infringement by Humanscale through the Presidential review process of the ruling, which is expected to conclude in August 2010.

Index

On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  We answered the allegations of infringement of Humanscale’s ‘097 Patent set forth in the complaint on March 30, 2009.  We filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of our keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale filed a response not opposing our motion to stay their patent infringement claims but opposing our patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  We filed our response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay our counterclaims was denied.  A jury trial was completed on February 25, 2010 relating to our counter claims with the jury finding that Humanscale infringed on our patents and awarded damages to us in excess of $19 million for past royalties.  Post judgment briefs are due May 11, 2010, and we anticipate the judge to issue a final judgment in June 2010.  The verdict is subject to appeal.  Due to the uncertain nature of the on-going legal proceedings we have not accrued a receivable for the amount of the award.

While we currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

Index

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products Segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications.  Our Furniture Components Segment manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  We also manufacture stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through our Marine Components Segment.

We reported operating income of $1.7 million in the first quarter of 2010 compared to an operating loss of $937,000 for the first quarter of 2009.  Our operating income increased quarter over quarter, primarily due to the effects of an increase in order rates from our customers relating to improved economic conditions in North America partially offset by the negative effects of litigation expenses and the impact of  relative changes in foreign currency exchange rates.

Results of Operations

	Three months ended March 31,
	2009	%	2010	%
	(Dollars in thousands)

Net sales	$28,476	100.0%	$32,800	100.0%
Cost of goods sold	23,703	83.2	23,701	72.3

Gross margin	4,773	16.8	9,099	27.7

Operating costs and expenses	5,659	19.9	5,795	17.7
Litigation expenses	51	0.2	1,568	4.8

Operating income (loss)	$(937)	(3.3%)	$1,736	5.3%

Net sales.  Net sales increased $4.3 million, or 15%, to $32.8 million in the first quarter of 2010 as compared to $28.5 million in the first quarter of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  Our Furniture Components, Security Products and Marine Components segments accounted for approximately 51%, 32% and 17%, respectively, of the $4.3 million total increase in sales. Furniture Components sales was a greater percentage of the total increase because this segment experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater increase as customer demand began to return.  The Marine Segment accounted for a smaller percentage of the total increase due to the smaller sales volume associated with that segment.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales decreased by 11% in the first quarter of 2010 compared to 2009.  As a result, gross margin increased over the same period. The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains from the increase in utilization of capacity.

Index

Operating costs and expenses.  Operating costs and expenses consist primarily of salaries, commissions and advertising expenses directly related to product sales, as well as, gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased 2% in the first quarter of 2010 compared to 2009 primarily due to improved coverage of selling and general administrative costs as a result of higher sales volumes.

Litigation Expenses.  In the first quarter of 2010, we recorded $1.6 million of patent litigation expenses relating to Furniture Components.  Such patent litigation expenses were nominal in the first quarter of 2009.  See Note 8 to the Condensed Consolidated Financial Statements.

Operating income (loss).  Operating income (loss) in the first quarter of 2010 improved to income of $1.7 million compared to a loss of $937,000 for the first quarter of 2009.  As a percentage of net sales, operating income (loss) improved for the first quarter of 2010 compared to the first quarter of 2009 due to the impact of higher sales partially offset by higher litigation expenses as discussed above and the negative impact of relative changes in currency exchange rates.

Currency.  Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Our Furniture Component segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:

Impact of changes in currency exchange rates- 2010 vs 2009 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs 2009
Impact on:
Net sales	$-	$-	$-	$470	$470
Operating income	-	(55)	(55)	(635)	(690)

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

Interest expense.  Interest expense decreased approximately $126,000 for the period ending March 31, 2010 compared to the same period ending March 31, 2009.  The decrease in interest expense is the result of a decrease in interest rates on the outstanding principal amount of our note payable to affiliate (2.4% at March 31, 2009 as compared to 1.25% at March 31, 2010).

Index

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

Our geographic mix of pre-tax earnings and the U.S. deferred tax or benefit related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2009 and 2010 is higher than the 35% U.S. federal statutory income tax rate.  Prior to the first quarter of 2010, we had not recognized a deferred tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now not considered to be permanently reinvested.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended March 31,		%
	2009	2010	Change
	(In thousands)

Net sales:
Security Products	$15,283	$16,662	9%
Furniture Components	11,895	14,116	19%
Marine Components	1,298	2,022	56%

Total net sales	$28,476	$32,800	15%

Gross margin:
Security Products	$3,750	$5,527	47%
Furniture Components	1,532	3,348	119%
Marine Components	(509)	224	144%

Total gross margin	$4,773	$9,099	91%

Operating income (loss):
Security Products	$1,576	$3,383	115%
Furniture Components	(22)	7	132%
Marine Components	(1,150)	(369)	68%
Corporate operating expenses	(1,341)	(1,285)	4%

Total operating income	$(937)	$1,736	285%

Index

Security Products.  Security Products net sales increased 9% to $16.7 million in the first quarter of 2010 compared to $15.3 million in the same period last year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased from 25% in the first quarter of 2009 to 33% in the same period in 2010.  The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a six percentage point increase in our variable contribution margin due to lower comparative material costs and through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a two percentage point increase relating to improved coverage of fixed manufacturing costs from higher sales volume.  As a result, operating income percentage for the Security Products segment increased from 10% for the first quarter of 2009 to 20% for the first quarter of 2010.

Furniture Components.  Furniture Components net sales increased 19% to $14.1 million in the first quarter of 2010 compared to $11.9 million in the same period last year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased from 13% in the first three months of 2009 to 24% in the first three months of 2010. The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a seven percentage point increase in our variable contribution margin through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a four percentage point increase relating to improved coverage of fixed manufacturing costs from higher sales volume each net of the negative impact of changes in currency exchange rates.  With respect to operating income, the improved gross margin was partially offset by a $1.5 million increase in litigation expenses. See Note 8 to the Condensed Consolidated Financial Statements.  As a result, operating income increased from a loss of $22,000 in the first quarter of 2009 to income of $7,000 in the first quarter of 2010.

Marine Components.  Marine Components net sales increased 56% to $2.0 million during the first quarter of 2010 as compared to $1.3 million in the same period last year.  The increase in sales is primarily due to improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin increased from a loss of $509,000 in the first quarter of 2009 to income of $224,000 in the first quarter of 2010, and the operating loss decreased from $1.2 million to a loss of $369,000 in the first three months of 2010 compared to the same period in 2009.

Outlook.  Demand for our products has increased as conditions in the overall economy have improved, although there is still uncertainty as to the sustainability of the related increase in sales. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we are beginning to leverage as the demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first quarter of 2010 and we currently expect these costs to continue to be volatile during 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Index

As discussed in Note 8 to the Condensed Consolidated Financial Statements, a competitor has filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are defending the lawsuits vigorously.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

Liquidity and Capital Resources

Consolidated Cash Flows -

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash used by operating activities for the first three months of 2010 increased by $2.2 million as compared to the first three months of 2009 due primarily to the net effects of:

•	Higher operating income in the first quarter of 2010 of $2.7 million;
•
Lower net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $4.8 million in 2010 primarily due to the impact of the increase in sales on accounts receivable, inventories and payables; and

•	Lower cash paid for income taxes in the first quarter of 2010 of approximately $1.1 million due to the lower earnings on our Canadian subsidiary in 2009.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2009 to March 31, 2010 across all segments. The increase in our average days’ sales outstanding was the result of the increase in sales during the first quarter of 2010.  Historically, our December 31 days sales outstanding are low due to the timing of sales and collections in the fourth quarter.  Overall, our March 31, 2010 days sales outstanding is comparable to March 31, 2009.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2008	2009	2009	2010

Security Products	39 Days	44 Days	34 Days	42 Days
Furniture Components	43 Days	45 Days	40 Days	45 Days
Marine Components	43 Days	50 Days	33 Days	37 Days
Consolidated CompX	41 Days	44 Days	37 Days	43 Days

As shown below, our average number of days in inventory increased slightly from December 31, 2009 to March 31, 2010.  For comparative purposes, we have provided March 31, 2009 numbers below.  The overall slight increase in days in inventory was the result of the increase in sales in the first quarter of 2010 and the related timing of inventory purchases.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end products.

Index

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2008	2009	2009	2010

Security Products	77 Days	83 Days	77 Days	74 Days
Furniture Components	53 Days	65 Days	44 Days	52 Days
Marine Components	180 Days	146 Days	109 Days	107 Days
Consolidated CompX	70 Days	80 Days	64 Days	67 Days

Investing activities.  Net cash used by investing activities totaled $333,000 in the first quarter of 2009 compared to net cash used by investing activities of $4.4 million in the first quarter of 2010 due primarily to net advances on a loan to an affiliate.

Financing activities.  Net cash used by financing activities was comparable at $1.9 million in the first quarter of 2009 and $1.6 million in the first quarter of 2010.  We paid quarterly dividends of $1.5 million, or $.125 per share, in each of the first quarters of 2009 and 2010.

Debt obligations.  At March 31, 2010, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility to fund working capital or capital expenditure needs in the near term.  As a result of covenant restrictions relating to the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, we would not have been able to borrow under the Credit Agreement during the first quarter of 2010 due to a net cumulative loss before interest and tax incurred for the first quarter of 2010 and the prior two quarters.  Any future losses before interest and tax would also likely restrict or prohibit borrowings under the Credit Agreement.  However, there are no current expectations that we will be required to borrow on the revolving credit facility to fund working capital or capital expenditure needs in the near term as cash flows from operations are expected to be sufficient to fund our future liquidity requirements.

While the required ratio of earnings before interest and tax to cash interest expense prohibited our ability to borrow under the Credit Agreement during the first quarter of 2010, the financial covenant does not directly impact our ability to pay dividends on our common stock.  We believe cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility to fund working capital, capital expenditures, debt service or dividends (if declared), lower future operating results would likely reduce or eliminate our amount available to borrow and restrict future dividends.

Index

Future Cash Requirements -

Liquidity.  Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital, capital expenditures or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily for short-term working capital needs, or to fund capital expenditures or business combinations.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

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

Capital Expenditures.  Firm purchase commitments for capital projects in process at March 31, 2010 approximated $315,000.  Our 2010 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities.

Repurchase of Common Stock.  We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At April 29, 2010, we had approximately 678,000 shares available for repurchase of our common stock under previous authorizations.

Commitments and Contingencies.  See Note 8 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off balance sheet financing arrangements -

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Recent accounting pronouncements –

There have been no recent accounting pronouncements for the period ended March 31, 2010.

Critical accounting policies and estimates –

There have been no changes in the first quarter of 2010 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report.

Index

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

Index

ITEM 3.          QUANTITATIVE AND QUALITATITIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Index

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.                Legal Proceedings

Refer to Note 8 of the Condensed Consolidated Financial Statements and to our 2009 Annual Report for descriptions of certain legal proceedings.

ITEM 1A.             Risk Factors.

Reference is made to the 2009 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first three months of 2010.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date:  May 3, 2010                                                                  By: /s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer
  and Controller