Form 10-Q
period 2010-06-30
COMPX INTERNATIONAL INC
filed 2010-08-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of common stock outstanding on July 29, 2010:
Class A:     2,375,307
Class B:  10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2009	June 30, 2010
		(unaudited)

Current assets:
Cash and cash equivalents	$20,788	$7,600
Accounts receivable, net	11,690	16,819
Receivables from affiliates	1,487	-
Inventories, net	16,266	17,963
Refundable income taxes	1,844	1,612
Prepaid expenses and other	1,132	1,756
Deferred income taxes	1,928	1,927

Total current assets	55,135	47,677

Other assets:
Goodwill	30,949	30,944
Other intangible assets	1,408	1,113
Promissory note receivable	-	15,000
Assets held for sale	2,800	2,800
Other assets	119	100

Total other assets	35,276	49,957

Property and equipment:
Land	12,051	12,072
Buildings	39,201	39,104
Equipment	120,574	121,156
Construction in progress	1,180	1,082
	173,006	173,414

Less accumulated depreciation	109,370	112,254

Net property and equipment	63,636	61,160

Total assets	$154,047	$158,794

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2009	June 30, 2010
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$14,567	$14,975
Current maturities of note payable to affiliate	-	500
Interest payable to affiliate	-	579
Income taxes payable to affiliate	-	918
Income taxes	15	127

Total current liabilities	14,582	17,099

Noncurrent liabilities:
Long-term debt	42,230	46,730
Deferred income taxes and other	11,897	12,297
Interest payable to affiliate	311	-

Total noncurrent liabilities	54,438	59,027

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,928	54,982
Retained earnings	19,621	17,285
Accumulated other comprehensive income	10,354	10,277

Total stockholders' equity	85,027	82,668

Total liabilities and stockholders’ equity	$154,047	$158,794

Commitments and contingencies (Note 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
	(unaudited)

Net sales	$29,239	$34,385	$57,715	$67,184
Cost of goods sold	22,991	25,530	46,695	49,231

Gross margin	6,248	8,855	11,020	17,953

Selling, general and administrative expense	6,452	6,037	12,130	13,341
Assets held for sale write-down	717	-	717	-
Other operating income (expense), net	(28)	120	(60)	62

Operating income (loss)	(949)	2,938	(1,887)	4,674

Other non-operating income, net	7	80	25	102
Interest expense	(293)	(223)	(616)	(420)

Income (loss) before income taxes	(1,235)	2,795	(2,478)	4,356

Provision (benefit) for income taxes	352	1,075	(311)	3,599

Net income (loss)	$(1,587)	$1,720	$(2,167)	$757

Basic and diluted earnings (loss) per common share	$(.13)	$.14	$(.18)	$.06

Cash dividends per share	$.125	$.125	$.25	$.25

Shares used in the calculation of basic and diluted earnings (loss) per share	12,365	12,373	12,363	12,371

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Six months ended June 30,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(2,167)	$757
Depreciation and amortization	4,217	3,923
Assets held for sale write-down	717	-
Deferred income taxes	(157)	462
Other, net	733	463
Change in assets and liabilities:
Accounts receivable, net	2,445	(5,206)
Inventories, net	3,634	(2,098)
Accounts payable and accrued liabilities	(3,397)	640
Accounts with affiliates	(337)	2,405
Income taxes	(1,433)	332
Other, net	1,285	(622)

Net cash provided by operating activities	5,540	1,056

Cash flows from investing activities:
Capital expenditures	(1,242)	(1,209)
Cash collected on note receivable	261	-
Note receivable from affiliate:
Advances	-	(9,000)
Collections	-	9,000
Purchase of promissory note receivable	-	(15,000)

Net cash used in investing activities	(981)	(16,209)

Cash flows from financing activities:
Borrowings under long-term debt	-	5,000
Dividends paid	(3,091)	(3,093)
Principal payments on note payable to affiliate	(750)	-
Other, net	(95)	(28)

Net cash used in financing activities	(3,936)	1,879

Cash and cash equivalents – net change from:
Operating, investing and financing activities	623	(13,274)
Currency translation	4	86
Cash and cash equivalents at beginning of period	14,411	20,788

Cash and cash equivalents at end of period	$15,038	$7,600

Supplemental disclosures – cash paid for:
Interest	$870	$105
Income taxes, net	1,628	407

Non-cash investing activities:
Accrual for capital expenditures	$136	$58

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2010

(In thousands)

(unaudited)

			Additional		Accumulated other comprehensive income-	Total
	Common Stock		paid-in	Retained	currency	stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	equity	income

Balance at December 31, 2009	$24	$100	$54,928	$19,621	$10,354	$85,027

Net income	-	-	-	757	-	757	$757

Other comprehensive loss, net	-	-	-	-	(77)	(77)	(77)

Issuance of common stock	-	-	54	-	-	54	-

Cash dividends	-	-	-	(3,093)	-	(3,093)	-

Balance at June 30, 2010	$24	$100	$54,982	$17,285	$10,277	$82,668

Comprehensive income							$680

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2010. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At June 30, 2010, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 93% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments)in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)
Net sales:
Security Products	$15,430	$17,355	$30,712	$34,016
Furniture Components	11,694	14,271	23,589	28,386
Marine Components	2,115	2,759	3,414	4,782

Total net sales	$29,239	$34,385	$57,715	$67,184

Operating income (loss):
Security Products	$2,528	$3,199	$4,104	$6,581
Furniture Components	(981)	1,078	(1,001)	1,085
Marine Components	(439)	(78)	(1,590)	(447)
Corporate operating expense *	(2,057)	(1,261)	(3,400)	(2,545)

Total operating income (loss)	(949)	2,938	(1,887)	4,674

Other non-operating income, net	7	80	25	102
Interest expense	(293)	(223)	(616)	(420)

Income (loss) before income taxes	$(1,235)	$2,795	$(2,478)	$4,356

Intersegment sales are not material.

* The corporate operating expense for the 2009 periods includes a second quarter write-down on assets held for sale of approximately $717,000.  See
Note 9 in our 2009 Annual Report.

Note 3 – Inventories, net:

	December 31, 2009	June 30, 2010
	(In thousands)
Raw materials:
Security Products	$2,037	$2,297
Furniture Components	1,964	3,077
Marine Components	829	1,040

Total raw materials	4,830	6,414

Work-in-process:
Security Products	4,917	5,154
Furniture Components	948	1,296
Marine Components	286	350

Total work-in-process	6,151	6,800

Finished goods:
Security Products	1,747	1,580
Furniture Components	2,601	2,256
Marine Components	937	913

Total finished goods	5,285	4,749

Total inventories, net	$16,266	$17,963

Note 4 – Accounts payable and accrued liabilities:

	December 31, 2009	June 30, 2010
	(In thousands)

Accounts payable	$4,309	$5,609
Accrued liabilities:
Employee benefits	6,003	6,359
Professional fees	1,805	474
Customer tooling	761	658
Insurance	601	537
Taxes other than on income	422	446
Other	666	892

Total accounts payable and accrued liabilities	$14,567	$14,975

Note 5 – Long-term debt:

	December 31, 2009	June 30, 2010
		(unaudited)

Long-term debt	$-	$5,000
Note payable to affiliate	42,230	42,230

Total debt	42,230	47,230
Less current maturities	-	(500)

Total long-term debt	$42,230	$46,730

During the first six months of 2010, we borrowed $5.0 million under our revolving bank credit facility that matures in January 2012.  The average interest rate on this outstanding borrowing at June 30, 2010 was 3.6%.  During the second quarter of 2010, we amended the terms of the credit facility to permit our purchase of the promissory note receivable from an affiliate discussed in Note 7.

Note 6 – Provision (benefit) for income taxes:

	Six months ended June 30,
	2009	2010
	(In thousands)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$(867)	$1,525
Non–U.S. tax rates	17	(185)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	325	2,328
State income taxes and other, net	214	(69)

Total income tax expense (benefit)	$(311)	$3,599

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.

Note 7 – Related party transactions:

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million.  Our loans to NL bear interest at prime less 0.75%, payable quarterly, with all principal due on demand on or after March 31, 2011 (and in any event no later than December 31, 2012).  The amount of our outstanding loans to NL at any time is at our discretion.  As of June 30, 2010, we have no loans outstanding to NL.

On May 13, 2010 we purchased from NL and one of its wholly-owned subsidiaries, for $15.0 million in cash, all of their right, title and interest in (i) a subordinated secured mortgage note receivable dated October 15, 2008 and in the original principal amount of $15.0 million executed by Sayreville Seaport Associates, L.P., a Delaware limited partnership, and originally payable to NL and its subsidiary, and (ii) certain other documents related to the note receivable.  We purchased the promissory note for our investment purposes.  The promissory note bears interest at LIBOR plus 2.75%, payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by a real estate developer’s ground lease on certain real property, formerly owned by NL and its subsidiary and taken from them in condemnation proceedings, and all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In the event the developer has not repaid the promissory note at its stated maturity, we have the right to demand repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, and such right is not subordinated to the developer’s senior indebtedness.  In addition, NL has provided a guarantee for any amounts due but unpaid under the promissory note.  In order to complete the purchase of the promissory note, we entered into an amendment to our revolving $37.5 million Credit Agreement on May 10, 2010.  The amendment enabled us to borrow $5.0 million under the Credit Agreement, which we utilized along with $10.0 million of existing cash to complete the purchase.  The purchase was also approved by the independent members of our board of directors.

Note 8 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31,		June 30,
	2009		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Cash and cash equivalents	$20,788	$20,788	$7,600	$7,600
Accounts receivable, net	11,690	11,690	16,819	16,819
Promissory note receivable	-	-	15,000	15,000

Accounts payable	4,309	4,309	5,609	5,609
Long-term debt	42,230	42,230	46,730	46,730

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair values of our variable-rate promissory note receivable and long-term debt are deemed to approximate book value.  The fair values of our promissory note receivable and long-term debt are Level 2 inputs as defined by ASC Topic 820-10-35.

Note 9 – Commitments and contingencies:

Legal proceedings.  We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.

On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by our Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. The ITC hearing was completed on December 4, 2009.  On July 9, 2010, the ITC issued its final judgment that we had not infringed on the Humanscale patent and that the patent is invalid.  The final judgment is subject to appeal.
On February 13, 2009, Humanscale filed a complaint for patent infringement in the United States District Court, Eastern District of Virginia, against us and our Canadian subsidiary involving the identical patent in question in the ITC case.  On March 30, 2009, we filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC. On May 19, 2009, the court granted our motion to stay the Humanscale claim of patent infringement.  With the issuance of the final determination in the ITC case on July 9, 2010, Humanscale may now proceed with their claim in U.S. District Court unless they choose to appeal the ITC judgment.  While the ITC determined that we did not infringe the patent and that the patent in question is invalid, the U.S. District Court is not bound by these determinations.

In conjunction with our filing of a stay of Humanscale’s patent infringement claim in the U.S. District Court on March 30, 2009, we filed a counterclaim of patent infringement against Humanscale for infringement of certain of our keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to our counterclaims with the jury finding that Humanscale infringed on our patents and awarded damages to us in excess of $19 million for past royalties.  We anticipate the judge will issue a final judgment in August 2010.  The verdict is subject to appeal.  Due to the uncertain nature of the on-going legal proceedings, we have not accrued a receivable for the amount of the award.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products Segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and general cabinetry applications.  Our Furniture Components Segment manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  We also manufacture stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through our Marine Components Segment.

We reported operating income of $2.9 million in the second quarter of 2010 compared to an operating loss of $949,000 in the same period of 2009.  We reported operating income of $4.7 million for the six-month period ended June 30, 2010 compared to an operating loss of $1.9 million for the comparable period of 2009.  Our operating income increased in the second quarter of 2010 over the comparable 2009 quarter primarily due to the effects of (i) an increase in customer order rates across all business segments due to improved economic conditions in North America resulting in higher sales which increased utilization of production capacity and improved coverage of fixed manufacturing costs, (ii) lower litigation expense for the quarter and (iii) a $700K write-down related to assets held for sale recorded in the second quarter of 2009, partially offset by the negative effects of relative changes in foreign currency exchange rates. The above items also impacted the six-month period comparison, except that litigation expense was higher for the 2010 year-to-date period.

Results of Operations

	Three months ended June 30,
	2009	%	2010	%
	(Dollars in thousands)

Net sales	$29,239	100.0%	$34,385	100.0%
Cost of goods sold	22,991	78.6	25,530	74.2

Gross margin	6,248	21.4	8,855	25.8

Operating costs and expenses	5,561	19.0	5,544	16.1
Litigation expense	919	3.1	373	1.1
Assets held for sale write-down	717	2.5	-	-

Operating income (loss)	$(949)	(3.2)%	$2,938	8.5%

	Six months ended June 30,
	2009	%	2010	%
	(Dollars in thousands)

Net sales	$57,715	100.0%	$67,184	100.0%
Cost of goods sold	46,695	80.9	49,231	73.3

Gross margin	11,020	19.1	17,953	26.7

Operating costs and expenses	11,220	19.4	11,338	16.9
Litigation expense	970	1.7	1,941	2.9
Assets held for sale write-down	717	1.2	-	-

Operating income (loss)	$(1,887)	(3.3)%	$4,674	7.0%

Net sales.  Net sales increased 18% in the second quarter of 2010 and 16% in the first six months of 2010 as compared to the same periods of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  For the six-month period comparison, our Furniture Components, Security Products and Marine Components Segments accounted for approximately 51%, 35% and 14%, respectively, of the total increase in sales. Furniture Components sales was a greater percentage of the total increase because this segment experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater increase as customer demand began to return.  The Marine Components Segment accounted for a smaller percentage of the total increase due to the smaller sales volume associated with that segment.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales decreased by 4.4% in the second quarter of 2010 and 7.6% in the first six months compared to the same periods in 2009.  As a result, gross margin increased over the same periods. The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains from the increase in capacity utilization.  During 2010, primarily due to an increase in raw material cost, the gross margin percentage is slightly lower in the second quarter compared to the six month period.

Operating costs and expenses.  Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased 2.9% in the second quarter and 2.5% in the first six months of 2010 compared to the same periods in 2009 primarily due to improved coverage of selling and general administrative costs as a result of higher sales volumes.

Litigation Expense.  In the first six months of 2010, we recorded $1.9 million of patent litigation expense relating to Furniture Components compared to $970,000 in the same period of 2009.  See Note 9 to the Condensed Consolidated Financial Statements.

Operating income (loss).  Operating income improved to $2.9 million for the second quarter of 2010 compared to a loss of $949,000 for the second quarter of 2009 and improved to $4.7 million for the first six months of 2010 compared to a loss of $1.9 million for the same period in 2009.  Operating income improved for both comparative periods primarily due to the impact of higher sales, partially offset by the negative impact of relative changes in currency exchange rates.  Additionally, higher litigation expense negatively impacted the year-to-date period.

Currency.  Our Furniture Components Segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Our Furniture Component segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding periods in the prior year:

Three months ended June 30, 2010 vs. 2009 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs. 2009
Impact on:
Net Sales	$-	$-	$-	$272	$272
Operating income	(14)	122	136	(498)	(362)

Six months ended June 30, 2010 vs. 2009 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs. 2009

Impact on:
Net Sales	$-	$-	$-	$743	$743
Operating income	(14)	67	81	(1,133)	(1,052)

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

Interest expense.  Interest expense decreased approximately $70,000 and $196,000 for the three and six month periods ending June 30, 2010, respectively.  The decrease in interest expense is principally the result of a decrease in the average interest rates on the outstanding principal amount of our note payable to affiliate (1.29% at June 30, 2010 compared to 2.19% at June 30, 2009).

Provision for income taxes.  A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 6 to the Condensed Consolidated Financial Statements.  Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to the deferred tax on our foreign earnings that are not permanently reinvested and an election to not claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.

Our geographic mix of pre-tax earnings and the U.S. deferred tax related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2009 and 2010 is higher than the 35% U.S. federal statutory income tax rate.  Prior to the first quarter of 2010, we had not recognized a deferred tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended June 30,			Six months ended June 30,
	2009	2010	% Change	2009	2010	% Change
	(Dollars in thousands)

Net sales:
Security Products	$15,430	$17,355	12%	$30,712	$34,016	11%
Furniture Components	11,694	14,271	22%	23,589	28,386	20%
Marine Components	2,115	2,759	30%	3,414	4,782	40%

Total net sales	$29,239	$34,385	18%	$57,715	$67,184	16%

Gross margin:
Security Products	$4,526	$5,319	18%	$8,275	10,846	31%
Furniture Components	1,526	3,036	99%	3,057	6,384	109%
Marine Components	196	500	155%	(312)	723	332%

Total gross margin	$6,248	$8,855	42%	$11,020	$17,953	63%

Operating income (loss):
Security Products	$2,528	$3,199	27%	$4,104	6,581	60%
Furniture Components	(981)	1,078	210%	(1,001)	1,085	208%
Marine Components	(439)	(78)	82%	(1,590)	(447)	72%
Corporate operating expense	(2,057)	(1,261)	39%	(3,400)	(2,545)	25%

Total operating income (loss)	$(949)	$2,938	410%	$(1,887)	$4,674	348%

Gross margin as a percentage of net sales:
Security Products	29.3%	30.6%		26.9%	31.9%
Furniture Components	13.0%	21.3%		13.0%	22.5%
Marine Components	9.3%	18.1%		(9.1)%	15.1%

Total gross margin	21.4%	25.8%		19.1%	26.7%

Operating income margin:
Security Products	16.4%	18.4%		13.4	19.3%
Furniture Components	(8.4)%	7.6%		(4.2)%	3.8%
Marine Components	(20.8)%	(2.8%)		(46.6)%	(9.3%)

Total operating income margin	(3.2)%	8.5%		(3.3)%	7.0%

Security Products.  Security Products net sales increased 12% in the second quarter of 2010 compared to the same period last year, and increased 11% in the first six months of 2010 compared to the same period in the prior year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Compared to the same periods in 2009, gross margin percentage increased approximately 1.3 percentage points for the quarter and 5.0 percentage points for the six month period.  The increase in gross margin percentage for the quarter was primarily achieved as a result of the positive impact of improved coverage of fixed manufacturing costs from higher sales volume.  The increase in gross margin percentage for the six month period was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 3.4 percentage points in our variable contribution margin due to lower comparative material costs (primarily during the first quarter of 2010) and through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a prior year comparative increase of 1.7 percentage points relating to improved coverage of fixed manufacturing costs from higher sales volume.  As a result, operating income percentage for the Security Products Segment increased 2.0 percentage points for the second quarter and 5.9 percentage points for the six month period as compared to the same periods in the prior year.

Furniture Components.  Furniture Components net sales increased 22% in the second quarter of 2010 compared to the same period last year, and increased 20% in the first six months of 2010 compared to the same period in the prior year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased approximately 8.3 percentage points for the quarter and 9.5 percentage points for the six month comparative period.  The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 3.9 percentage points for the quarter and 5.4 percentage points for the six month period in our variable contribution margin through more efficient use of labor and overhead due to the higher sales in 2010 and lower material costs and (ii) a prior year comparative increase of 4.3 percentage points for the quarter and 4.1 percentage points for the six month period relating to improved coverage of fixed manufacturing costs from higher sales volume each net of the negative impact of changes in currency exchange rates.  With respect to operating income, the improved gross margin was partially offset by a $971,000 increase in litigation expense in the year-to-date period. See Note 9 to the Condensed Consolidated Financial Statements.  As a result, operating income percentage for the Furniture Components segment increased 16.0 percentage points for the second quarter and 8.0 percentage points for the six month period as compared to the same periods in the prior year.

Marine Components.  Marine Components net sales increased 30% in the second quarter of 2010 compared to the same period last year, and increased 40% in the first six months of 2010 compared to the same period in the prior year. The increase in sales is primarily due to an increase in customer order rates resulting from improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 8.8 percentage points for the quarter and 24.2 percentage points for the six month comparative period.  Consequently, the operating loss decreased to $78,000 in the second quarter of 2010 compared to $439,000 in the same period last year, and decreased to $447,000 in the first six months of 2010 compared to $1.6 million in the same period in the prior year.

Outlook.  Demand for our products has increased as conditions in the overall economy have improved, although there is still uncertainty as to the sustainability of the related increase in sales. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we are beginning to leverage as growth in demand returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first half of 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during the remainder of 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasional larger quantity tactical spot buys of raw materials which may result in higher inventory balances for a period of time.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

As discussed in Note 9 to the Condensed Consolidated Financial Statements, a competitor has filed claims against us for patent infringement.  We have denied the allegations of patent infringement and are defending the lawsuits vigorously.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

Liquidity and Capital Resources

Consolidated Cash Flows -

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first six months of 2010 decreased by $4.5 million as compared to the first six months of 2009 primarily due to the net effects of:

•	Higher operating income in the first six months of 2010 of $6.6 million;
•
Lower net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $9.3 million in 2010 primarily due to the impact of the increase in sales on accounts receivable, inventories and payables; and

•	Lower cash paid for income taxes in the first six months of 2010 of approximately $1.2 million due to the timing of payments.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2009 to June 30, 2010 across all segments. The increase in our average days’ sales outstanding was the result of the increase in sales during the first six months of 2010.  Historically, our December 31 days sales outstanding are low due to the timing of sales and collections in the fourth quarter.  Overall, our consolidated June 30, 2010 days sales outstanding is comparable to June 30, 2009.  The variability in days among our segments primarily relates to the timing of collections on certain large customers.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2008	2009	2009	2010

Security Products	39 Days	48 Days	34 Days	40 Days
Furniture Components	43 Days	42 Days	40 Days	51 Days
Marine Components	43 Days	30 Days	33 Days	37 Days
Consolidated CompX	41 Days	44 Days	37 Days	45 Days

As shown below, our consolidated average number of days in inventory remained flat from December 31, 2009 to June 30, 2010.  For comparative purposes, we have provided June 30, 2009 numbers below.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the manufacturing processes and therefore the length of time it takes to produce end products.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2008	2009	2009	2010

Security Products	77 Days	80 Days	77 Days	68 Days
Furniture Components	53 Days	59 Days	44 Days	59 Days
Marine Components	180 Days	124 Days	109 Days	93 Days
Consolidated CompX	70 Days	74 Days	64 Days	64 Days

Investing activities.  Net cash used by investing activities totaled $981,000 in the first six months of 2009 compared to net cash used by investing activities of $16.2 million in the first six months of 2010 due primarily to the purchase of a promissory note receivable.  See Note 7 to the Condensed Consolidated Financial Statements.

Financing activities.  Net cash used by financing activities was $3.9 million in the first six months of 2009 compared to net cash provided of $1.9 million in the first six months of 2010 primarily as a result of borrowing $5 million under our credit facility.  See Note 7 to the Consolidated Financial Statements.  We paid cash dividends totaling $3.1 million ($0.25 per share) in the first six months of each of 2009 and 2010.

Debt obligations.  At June 30, 2010, there was $5 million outstanding under our $37.5 million revolving credit facility that matures in January 2012.  The $5 million was borrowed under the credit facility to partially fund the purchase of the promissory note receivable discussed in Note 7 to the Condensed Consolidated Financial Statements.  Although our bank credit facility has a remaining capacity of $32.5 million, only $21 million is currently available to borrow due to debt covenant restrictions.  We expect to repay the $5.0 million currently outstanding, as our cash flows permit, prior to the maturity of the facility in January 2012.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility to fund working capital, capital expenditures, debt service or dividends (if declared), lower future operating results could reduce or eliminate our amount available to borrow and restrict future dividends.

Future Cash Requirements -

Liquidity.  Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital, capital expenditures, investment activities or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily for short-term working capital needs, or to fund capital expenditures or business combinations.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

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

Capital Expenditures.  Firm purchase commitments for capital projects in process at June 30, 2010 approximated $308,000.  Our 2010 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities.

Repurchase of Common Stock.  We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions.  At July 30, 2010, we had approximately 678,000 shares available for repurchase of our common stock under previous authorizations.

Commitments and Contingencies.  See Note 9 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Recent accounting pronouncements –

There have been no recent accounting pronouncements affecting our consolidated financial statements for the six month period ended June 30, 2010.

Critical accounting policies –

There have been no changes in the first six months of 2010 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report.

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

ITEM 3.                      QUANTITATIVE AND QUALITATITVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and commodity raw material prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first six months of 2010.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.            OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements, our 2009 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 for descriptions of certain legal proceedings.

ITEM 1A.	Risk Factors.

Reference is made to the 2009 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first six months of 2010.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

10.1
Mortgage Note, dated October 15, 2008 executed by Sayreville Seaport Associates, L.P. and payable to the order of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.2
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated October 15, 2008 executed by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.3
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008 executed by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.4
Multi-Party Agreement dated October 15, 2008 among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America and Sayreville PRISA II LLC – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.5
Guaranty Agreement dated October 15, 2008 executed by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.6
Fourth Amendment to Credit Agreement dated as of May 10, 2010 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, as successor-by-merger to Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.7
Bill of Sale, Assignment and Assumption Agreement dated May 13, 2010 between the NL Industries, Inc., NL Environmental Management Services, Inc and CompX International Inc. – incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

31.1*	Certification

31.2*	Certification

32.1*	Certification

* Filed herewith.

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request.  We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, and Audit Committee Charter, each as adopted by our board of directors on February 24, 2004 and August 5, 2005 respectively, upon request.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              COMPX INTERNATIONAL INC.
                 (Registrant)

Date:  August 2, 2010                                                                             By: /s/ Darryl R. Halbert
               Darryl R. Halbert
               Vice President, Chief Financial Officer
                   and Controller