Form 10-Q
period 2010-09-30
COMPX INTERNATIONAL INC
filed 2010-11-01
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Number of shares of common stock outstanding on October 27, 2010:
Class A:    2,375,307
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2009	September 30, 2010
		(unaudited)

Current assets:
Cash and cash equivalents	$20,788	$10,652
Accounts receivable, net	11,690	17,570
Receivables from affiliates	1,487	-
Inventories, net	16,266	18,033
Refundable income taxes	1,844	-
Prepaid expenses and other	1,132	2,051
Deferred income taxes	1,928	1,929

Total current assets	55,135	50,235

Other assets:
Goodwill	30,949	31,094
Other intangible assets	1,408	974
Promissory note receivable	-	15,000
Assets held for sale	2,800	2,307
Other assets	119	92

Total other assets	35,276	49,467

Property and equipment:
Land	12,051	12,247
Buildings	39,201	39,473
Equipment	120,574	121,621
Construction in progress	1,180	785
	173,006	174,126

Less accumulated depreciation	109,370	114,039

Net property and equipment	63,636	60,087

Total assets	$154,047	$159,789

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2009	September 30, 2010
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$14,567	$14,580
Current maturities of note payable to affiliate	-	750
Interest payable to affiliate	-	740
Income taxes payable to affiliate	-	1,603
Income taxes	15	533

Total current liabilities	14,582	18,206

Noncurrent liabilities:
Long-term debt	42,230	46,480
Deferred income taxes and other	11,897	11,584
Interest payable to affiliate	311	-

Total noncurrent liabilities	54,438	58,064

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,928	54,982
Retained earnings	19,621	17,408
Accumulated other comprehensive income	10,354	11,005

Total stockholders' equity	85,027	83,519

Total liabilities and stockholders’ equity	$154,047	$159,789

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(unaudited)

Net sales	$29,411	$35,740	$87,126	$102,924
Cost of goods sold	22,447	26,042	69,141	75,272

Gross margin	6,964	9,698	17,985	27,652

Selling, general and administrative expense	6,910	5,936	19,041	19,278
Assets held for sale write-down	-	500	717	500
Other operating expense, net	(213)	(123)	(273)	(61)

Operating income (loss)	(159)	3,139	(2,046)	7,813

Other non-operating income, net	8	119	32	221
Interest expense	(230)	(263)	(845)	(683)

Income (loss) before income taxes	(381)	2,995	(2,859)	7,351

Provision (benefit) for income taxes	(892)	1,325	(1,203)	4,924

Net income (loss)	$511	$1,670	$(1,656)	$2,427

Basic and diluted earnings (loss) per common share	$.04	$.13	$(.13)	$.20

Cash dividends per share	$.125	$.125	$.375	$.375

Shares used in the calculation of basic and diluted earnings (loss) per share	12,370	12,375	12,365	12,373

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Nine months ended September 30,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,656)	$2,427
Depreciation and amortization	6,223	5,871
Assets held for sale write-down	717	500
Deferred income taxes	(1,484)	(421)
Other, net	1,058	560
Change in assets and liabilities:
Accounts receivable, net	2,925	(5,784)
Inventories, net	5,131	(2,144)
Accounts payable and accrued liabilities	(1,603)	270
Accounts with affiliates	(296)	3,090
Income taxes	(1,231)	2,360
Other, net	883	(910)

Net cash provided by operating activities	10,667	5,819

Cash flows from investing activities:
Capital expenditures	(1,783)	(1,472)
Cash collected on note receivable	261	-
Note receivable from affiliate:
Advances	-	(9,000)
Collections	-	9,000
Purchase of promissory note receivable	-	(15,000)

Net cash used in investing activities	(1,522)	(16,472)

Cash flows from financing activities:
Borrowings under long-term debt	-	5,000
Dividends paid	(4,637)	(4,640)
Principal payments on note payable to affiliate	(750)	-
Other, net	(134)	(28)

Net cash provided by (used in) financing activities	(5,521)	332

Cash and cash equivalents – net change from:
Operating, investing and financing activities	3,624	(10,321)
Currency translation	208	185
Cash and cash equivalents at beginning of period	14,411	20,788

Cash and cash equivalents at end of period	$18,243	$10,652

Supplemental disclosures – cash paid (received) for:
Interest	$1,149	$194
Income taxes, net	1,807	(98)

Non-cash investing activities:
Accrual for capital expenditures	$143	$54

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2010

(In thousands)

(unaudited)

			Additional		Accumulated other comprehensive income-	Total
	Common Stock		paid-in	Retained	currency	stockholders’	Comprehensive
	Class A	Class B	capital	earnings	translation	equity	income

Balance at December 31, 2009	$24	$100	$54,928	$19,621	$10,354	$85,027

Net income	-	-	-	2,427	-	2,427	$2,427

Other comprehensive income, net	-	-	-	-	651	651	651

Issuance of common stock	-	-	54	-	-	54	-

Cash dividends	-	-	-	(4,640)	-	(4,640)	-

Balance at September 30, 2010	$24	$100	$54,982	$17,408	$11,005	$83,519

Comprehensive income							$3,078

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2010. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At September 30, 2010, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments)in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
Net sales:
Security Products	$16,150	$17,723	$46,863	$51,740
Furniture Components	11,583	16,119	35,172	44,504
Marine Components	1,678	1,898	5,091	6,680

Total net sales	$29,411	$35,740	$87,126	$102,924

Operating income (loss):
Security Products	$3,282	$3,680	$7,386	$10,261
Furniture Components	(1,574)	1,630	(2,575)	2,715
Marine Components	(539)	(393)	(2,129)	(840)
Corporate operating expense *	(1,328)	(1,778)	(4,728)	(4,323)

Total operating income (loss)	(159)	3,139	(2,046)	7,813

Other non-operating income, net	8	119	32	221
Interest expense	(230)	(263)	(845)	(683)

Income (loss) before income taxes	$(381)	$2,995	$(2,859)	$7,351

Intersegment sales are not material.

*
The corporate operating expense for the nine month period ended September 30, 2009 includes a second quarter write-down of assets held for sale of approximately $717,000.  See Note 9 in our 2009 Annual Report.  The corporate operating expense for the 2010 periods includes a third quarter write-down of assets held for sale of $500,000.  See Note 4.

Note 3 – Inventories, net:

	December 31, 2009	September 30, 2010
	(In thousands)
Raw materials:
Security Products	$2,037	$2,235
Furniture Components	1,964	3,196
Marine Components	829	993

Total raw materials	4,830	6,424

Work-in-process:
Security Products	4,917	5,142
Furniture Components	948	1,303
Marine Components	286	321

Total work-in-process	6,151	6,766

Finished goods:
Security Products	1,747	1,567
Furniture Components	2,601	2,342
Marine Components	937	934

Total finished goods	5,285	4,843

Total inventories, net	$16,266	$18,033

Note 4 – Assets held for sale:

Our assets held for sale consist of two properties (primarily land, buildings and building improvements) formerly used in our operations.  These assets were classified as assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the most significant of these two properties.  Based on this appraisal, we recorded a write-down of $500,000 during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  This charge is included in corporate operating expense.  The appraisal represents a Level 2 input as defined by ASC 820-10-35.  The carrying value of the other property is not significant.  Both properties are being actively marketed; however, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of these assets.

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2009	September 30, 2010
	(In thousands)

Accounts payable	$4,309	$4,304
Accrued liabilities:
Employee benefits	6,003	7,184
Professional fees	1,805	383
Customer tooling	761	645
Insurance	601	561
Taxes other than on income	422	648
Other	666	855

Total accounts payable and accrued liabilities	$14,567	$14,580

Note 6 – Long-term debt:

	December 31, 2009	September 30, 2010
	(In thousands)

Long-term debt	$-	$5,000
Note payable to affiliate	42,230	42,230

Total debt	42,230	47,230
Less current maturities	-	750

Total long-term debt	$42,230	$46,480

During the second quarter of 2010, we borrowed $5.0 million under our revolving bank credit facility that matures in January 2012.  The interest rate on this outstanding borrowing at September 30, 2010 was 3.5%.  During the second quarter of 2010, we amended the terms of the credit facility to permit our purchase of the promissory note receivable from an affiliate discussed in Note 8.

Note 7 – Provision (benefit) for income taxes:

	Nine months ended September 30,
	2009	2010
	(In thousands)

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$(1,001)	$2,573
Non–U.S. tax rates	38	(358)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	(129)	2,864
Canadian government research and development credit	(149)	(23)
Domestic production activity deduction	(33)	(323)
State income taxes and other, net	71	191

Total income tax expense (benefit)	$(1,203)	$4,924

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary could no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.

Note 8 – Related party transactions:

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million.  Our loans to NL bear interest at prime less 0.75%, payable quarterly, with all principal due on demand on or after March 31, 2011 (and in any event no later than December 31, 2012).  The amount of our outstanding loans to NL at any time is at our discretion.  As of September 30, 2010, we have no loans outstanding to NL.

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

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31,		September 30,
	2009		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Cash and cash equivalents	$20,788	$20,788	$10,652	$10,652
Accounts receivable, net	11,690	11,690	17,570	17,570
Promissory note receivable	-	-	15,000	15,000

Accounts payable	4,309	4,309	4,304	4,304
Long-term debt	42,230	42,230	46,480	46,480

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair values of our variable-rate promissory note receivable and long-term debt are deemed to approximate book value.  The fair values of our promissory note receivable and long-term debt are Level 2 inputs as defined by ASC Topic 820-10-35.

Note 10 – Commitments and contingencies:

Legal proceedings.  We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.

On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by our Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. On July 9, 2010, the ITC issued its final ruling that we had not infringed on the Humanscale patent and that the patent is invalid.  Humanscale has chosen not to appeal the ITC’s ruling.  Humanscale also had previously filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against us involving the identical patent in question in the ITC case.  That claim was stayed by the Court pending the outcome of the ITC case.  With the issuance of the final determination in the ITC case, Humanscale has filed for dismissal of their action in the U.S. District Court.

On March 30, 2009, we filed in the U.S. District Court for the Eastern District of Virginia a counterclaim of patent infringement against Humanscale for infringement of certain of our keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to our counterclaims with the jury finding that Humanscale infringed on our patents and awarded damages to us of approximately $20 million for past royalties.  The judge issued the final judgment on October 19, 2010 which confirms the dismissal of the Humanscale claims and the jury verdict and their award of damages in the amount of approximately $20 million.  Humanscale appealed to the U.S. Court of Appeals for the Federal Circuit the outcome of the trial prior to the issuance of the final judgment by the District Court.  Due to the uncertain nature of the on-going legal proceedings, we have not accrued a receivable for the amount of the award.

While we currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we may incur costs resolving such claims during the short-term that could be material.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We reported operating income of $3.1 million in the third quarter of 2010 compared to an operating loss of $159,000 in the same period of 2009.  We reported operating income of $7.8 million for the nine-month period ended September 30, 2010 compared to an operating loss of $2.0 million for the comparable period of 2009.  The comparisons between the current year and prior year periods were each primarily impacted by:
▪	The positive impact of higher sales in 2010 from an increase in customer order rates across all business segments due to improved economic conditions in North America;
▪	Improved margins in 2010 due to an increase in utilization of production capacity and improved coverage of fixed manufacturing costs from the above noted higher sales;
▪	The positive impact of lower litigation expense in 2010; and
▪	The negative impact of relative changes in foreign currency exchange rates in 2010.

Additionally, the comparison of the third quarter of 2010 to the same period in the prior year was negatively impacted by a $500,000 write-down related to assets held for sale discussed in Note 4 to our Condensed Consolidated Financial Statements.

Results of Operations

	Three months ended September 30,
	2009	%	2010	%
	(Dollars in thousands)

Net sales	$29,411	100%	$35,740	100%
Cost of goods sold	22,447	76	26,042	73

Gross margin	6,964	24	9,698	27

Operating costs and expenses	5,597	19	5,901	17
Litigation expense	1,526	5	158	-
Assets held for sale write-down	-	-	500	1

Operating income (loss)	$(159)	-%	$3,139	9%

	Nine months ended September 30,
	2009	%	2010	%
	(Dollars in thousands)

Net sales	$87,126	100%	$102,924	100%
Cost of goods sold	69,141	79	75,273	73

Gross margin	17,985	21	27,651	27

Operating costs and expenses	16,818	19	17,239	17
Litigation expense	2,496	3	2,100	2
Assets held for sale write-down	717	1	500	-

Operating income (loss)	$(2,046)	(2)%	$7,812	8%

Net sales.  Net sales increased 22% in the third quarter of 2010 and   increased 18% in the first nine months of 2010 as compared to the same periods of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  For the nine-month period comparison, our Furniture Components, Security Products and Marine Components Segments accounted for approximately 59%, 31% and 10%, respectively, of the total increase in sales. Furniture Components sales were a greater percentage of the total increase because this segment experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater relative increase as customer demand began to return.  The Marine Components Segment accounted for a smaller percentage of the total increase due to the smaller sales volume associated with that segment.

Cost of goods sold and gross margin.  Cost of goods sold as a percentage of sales decreased by 3% in the third quarter of 2010 and decreased 6% in the first nine months compared to the same periods in 2009.  As a result, gross margin increased over the same periods. The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Operating costs and expenses.  Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased 2% in the third quarter and in the first nine months of 2010 compared to the same periods in 2009 primarily due to selling, general and administrative costs increasing at a slower rate than sales volumes.

Litigation Expense.  We recorded lower patent litigation expenses relating to Furniture Components in both the three-month and nine-month periods of 2010 compared to the same periods of 2009, primarily due to the timing of litigation proceedings.  See Note 10 to the Condensed Consolidated Financial Statements.

Assets held for sale write-down.  During the third quarter of 2010, we recorded a write-down on assets held for sale of $500,000, which is included in corporate operating expense.  See Note 4 to the Condensed Consolidated Financial Statements.

Operating income (loss).  Operating income improved to $3.1 million for the third quarter of 2010 compared to a loss of $159,000 for the third quarter of 2009 and improved to $7.8 million for the first nine months of 2010 compared to a loss of $2.0 million for the same period in 2009.  Operating income improved for both comparative periods primarily due to the impact of higher sales and the related leveraging of fixed expenses as well as lower litigation expense, partially offset by a negative impact of relative changes in currency exchange rates.

Currency.  Our Furniture Components Segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Our Furniture Component segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Three months ended September 30, 2010 vs. 2009 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency
	2009	2010	Change	changes	Impact
Impact on:
Net Sales	$-	$-	$-	$150	$150
Operating income	(175)	(126)	49	(252)	(203)

Nine months ended September 30, 2010 vs. 2009 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency
	2009	2010	Change	changes	impact

Impact on:
Net Sales	$-	$-	$-	$893	$893
Operating income	(189)	(59)	130	(1,385)	(1,255)

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

Interest expense.  Interest expense was comparable for the third quarter of 2010 as compared to the third quarter of 2009, and decreased $162,000 for the year-to-date period.  The decrease in interest expense is principally the result of a decrease in the average interest rates on the outstanding principal amount of our note payable to affiliate.  The average interest rate at September 30, 2010 was 1.0% compared to 1.6% at September 30, 2009 and was offset slightly by interest on our $5.0 million outstanding borrowing in the second quarter of 2010 on our revolving credit facility (interest rate of 3.5% at September 30, 2010).

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

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended September 30,			Nine months ended September 30,
	2009	2010	% Change	2009	2010	% Change
	(Dollars in thousands)

Net sales:
Security Products	$16,150	$17,723	10%	$46,863	$51,740	10%
Furniture Components	11,583	16,119	39%	35,172	44,504	27%
Marine Components	1,678	1,898	13%	5,091	6,680	31%

Total net sales	$29,411	$35,740	22%	$87,126	$102,924	18%

Gross margin:
Security Products	$5,240	$5,770	10%	$13,515	$16,616	23%
Furniture Components	1,676	3,753	124%	4,734	10,136	114%
Marine Components	48	175	265%	(264)	899	441%

Total gross margin	$6,964	$9,698	39%	$17,985	$27,651	54%

Operating income (loss):
Security Products	$3,282	$3,680	12%	$7,386	$10,261	39%
Furniture Components	(1,574)	1,630	204%	(2,575)	2,715	205%
Marine Components	(539)	(393)	27%	(2,129)	(840)	61%
Corporate operating expense	(1,328)	(1,778)	(34)%	(4,728)	(4,323)	9%

Total operating income (loss)	$(159)	$3,139		$(2,046)	$7,813

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Gross margin as a percentage of net sales:
Security Products	32%	33%	29%	32%
Furniture Components	14%	23%	13%	23%
Marine Components	3%	9%	(5)%	13%

Total gross margin	24%	27%	21%	27%

Operating income margin:
Security Products	20%	21%	16%	20%
Furniture Components	(14)%	10%	(7)%	6%
Marine Components	(32)%	(21)%	(42)%	(13)%

Total operating income margin	(1)%	9%	(2)%	8%

Security Products.  Security Products net sales increased 10% in the third quarter of 2010 and in the first nine months of 2010 compared to the same periods in the prior year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Compared to the same period in 2009, the 2010 third quarter gross margin and operating income percentages improved only slightly, as by the third quarter of 2009 Security Products had aligned their cost structure with their sales volume resulting in minimal margin improvement on higher sales in 2010.

For the 2010 nine month period compared to the same period in 2009, gross margin percentage increased approximately 3 percentage points.  The increase in gross margin percentage for the nine month period was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 2 percentage points in variable contribution margin due to lower comparative material costs (primarily during the first quarter of 2010) and through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a prior year comparative increase of 1 percentage point relating to improved coverage of fixed manufacturing costs from higher sales volume.  As a result, operating income percentage for the Security Products Segment increased 4 percentage points for the nine month period as compared to the same periods in the prior year.

Furniture Components.  Furniture Components net sales increased 39% in the third quarter of 2010 compared to the same period last year, and increased 27% in the first nine months of 2010 compared to the same period in the prior year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased approximately 9 percentage points for the quarter and 10 percentage points for the nine month comparative period.  The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a prior year  comparative increase of 4 percentage points for the quarter and 5 percentage points for the nine month period in variable contribution margin through more efficient use of labor and overhead due to the higher sales and (ii) a prior year comparative increase of 5 percentage points for the quarter and for the nine month period relating to improved coverage of fixed manufacturing costs from higher sales volume each net of the negative impact of changes in currency exchange rates.  With respect to operating income, the current year third quarter and nine month periods were impacted by lower litigation expenses of $1.4 million and $400,000, respectively. See Note 10 to the Condensed Consolidated Financial Statements.  As a result, operating income percentage for the Furniture Components segment increased 24 percentage points for the third quarter and 13 percentage points for the nine month period as compared to the same periods in the prior year.

Marine Components.  Marine Components net sales increased 13% in the third quarter of 2010 compared to the same period last year, and increased 31% in the first nine months of 2010 compared to the same period in the prior year. The increase in sales is primarily due to an increase in customer order rates resulting from improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 6 percentage points for the quarter and 18 percentage points for the nine month comparative period.  Consequently, the operating loss decreased to $393,000 in the third quarter of 2010 compared to $539,000 in the same period last year, and decreased to $840,000 in the first nine months of 2010 compared to $2.1 million in the same period in the prior year.

Outlook.  Demand for our products increased compared to the prior year as conditions in the overall economy improved somewhat during 2010, although there is still uncertainty as to the level of future sales. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates that may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in an efficient infrastructure that we are leveraging as sales improve.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first half of 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during the remainder of 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of raw materials which may result in higher inventory balances for a period of time.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in us incurring significant litigation expense.  With regard to the litigation discussed in Note 10 where we were the defendant, we have received a favorable court ruling and dismissal of the patent infringement claims and do not expect to incur any significant additional costs relating to this litigation.  With regard to the litigation where we received a favorable judgment for patent infringement against a competitor, we may incur costs during the short-term that could be material relating to the competitor appealing the judgment.

Liquidity and Capital Resources

Consolidated cash flows -

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first nine months of 2010 decreased by $4.8 million as compared to the first nine months of 2009 primarily due to the net effects of:

•	Higher operating income in the first nine months of 2010 of $9.9 million;
•
Lower net cash of $14.1 million in 2010 from relative changes in our inventories, receivables, payables and non-tax related accruals primarily due to the impact of the increase in sales on accounts receivable and inventories; and

•	Reduced cash paid for income taxes in the first nine months of 2010 of approximately $1.9 million due to the timing of tax payments and refunds.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2009 to September 30, 2010 across most segments. The increase in our average days sales outstanding was the result of the increase in sales during the first nine months of 2010.  Historically, our December 31 days sales outstanding are low due to the timing of sales and collections in the fourth quarter.  Overall, our consolidated September 30, 2010 days sales outstanding is comparable to September 30, 2009.  The variability in days among our segments primarily relates to the timing of collections on certain large customers.

	December 31,	September 30,	December 31,	September 30
Days Sales Outstanding:	2008	2009	2009	2010

Security Products	39 Days	43 Days	34 Days	42 Days
Furniture Components	43 Days	47 Days	40 Days	50 Days
Marine Components	43 Days	29 Days	33 Days	29 Days
Consolidated CompX	41 Days	43 Days	37 Days	45 Days

As shown below, our consolidated average number of days in inventory decreased from December 31, 2009 to September 30, 2010.  For comparative purposes, we have provided September 30, 2009 numbers below.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the manufacturing processes and therefore the length of time it takes to produce end products.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2008	2009	2009	2010

Security Products	77 Days	75 Days	77 Days	68 Days
Furniture Components	53 Days	54 Days	44 Days	50 Days
Marine Components	180 Days	135 Days	109 Days	119 Days
Consolidated CompX	70 Days	70 Days	64 Days	63 Days

Investing activities.  Net cash used by investing activities totaled $1.5 million in the first nine months of 2009 compared to net cash used of $16.5 million in the first nine months of 2010.  The increase in net cash used by investing activities is primarily due to the purchase of a promissory note receivable.  See Note 8 to the Condensed Consolidated Financial Statements.

Financing activities.  Net cash used by financing activities was $5.5 million in the first nine months of 2009 compared to net cash provided of $332,000 in the first nine months of 2010.  The change is primarily a result of the $5 million borrowed under our credit facility in 2010.  See Note 8 to the Consolidated Financial Statements.  We paid cash dividends totaling $4.6 million ($0.38 per share) in the first nine months of each of 2009 and 2010.

Debt obligations.  At September 30, 2010, there was $5 million outstanding under our $37.5 million revolving credit facility that matures in January 2012.  The $5 million was borrowed under the credit facility to partially fund the purchase of the promissory note receivable discussed in Note 8 to the Condensed Consolidated Financial Statements.  Although our bank credit facility has a remaining capacity of $32.5 million, only $25 million is available to borrow as of the end of the third quarter of 2010 due to debt covenant restrictions.  Subsequent to the fourth quarter of 2010, we expect the full capacity to be available on the facility.  We expect to repay all or a portion of the $5.0 million currently outstanding, as our cash flows permit, prior to the maturity of the facility in January 2012.

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

Future cash requirements -

Liquidity.  Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for working capital, capital expenditures, investment activities or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily to fund capital expenditures or business combinations.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

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

We believe that cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for both the next 12 months and five years.  To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures.  Firm purchase commitments for capital projects in process at September 30, 2010 approximated $335,000.  Our 2010 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities.

Commitments and Contingencies.  See Note 10 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Recent accounting pronouncements –

There have been no recent accounting pronouncements affecting our consolidated financial statements for the nine month period ended September 30, 2010.

Critical accounting policies –

There have been no changes in the first nine months of 2010 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report.

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

ITEM 3.                QUANTITATIVE AND QUALITATITVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk, including foreign currency exchange rates, interest rates and commodity raw material prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first nine months of 2010.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

ITEM 1.            Legal Proceedings

Refer to Note 10 of the Condensed Consolidated Financial Statements, our 2009 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for descriptions of certain legal proceedings.

ITEM 1A.	Risk Factors.

Reference is made to the 2009 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first nine months of 2010.

ITEM 6.	Exhibits

Item No.	Exhibit Index

31.1*	Certification

31.2*	Certification

32.1*	Certification

* Filed herewith.

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request.  We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, and Audit Committee Charter, each as adopted by our board of directors on February 24, 2004 and May 28, 2008 respectively, upon request.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  COMPX INTERNATIONAL INC.
                (Registrant)

Date:  October 29, 2010                                                                                By: /s/ Darryl R. Halbert
                Darryl R. Halbert
                Vice President, Chief Financial Officer
                  and Controller