Form 10-K
period 2010-12-31
COMPX INTERNATIONAL INC
filed 2011-03-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2010

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

The aggregate market value of the 1.3 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $12.4 million.

As of February 25, 2011, 2,375,307 shares of Class A common stock were outstanding.

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

At December 31, 2010, (i) NL Industries, Inc. (NYSE: NL) owned 87% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock; and (iii) subsidiaries of Contran Corporation hold approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Our telephone number is (972) 448-1400.  We maintain a website at www.compx.com.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC) and include, but are not limited to, the following:

•	Future demand for our products,
•	Changes in our raw material and other operating costs (such as steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
•	Demand for office furniture,
•	Price and product competition from low-cost manufacturing sources (such as China),
•	The impact of pricing and production decisions,
•	Customer and competitor strategies including substitute products,
•	Uncertainties associated with the development of new product features,
•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),
•	Current and future litigation,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Our ability to comply with covenants contained in our revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	The impact of current or future government regulations,
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),
•
Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions); and

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Industry Overview

We manufacture engineered components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment.  While a significant portion of our sales are to the office furniture market (33% in 2010 and 2009 and 36% in 2008), we continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.  See also Item 6 – "Selected Financial Data" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Segments

We currently have three operating business segments – Security Products, Furniture Components and Marine Components.  For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

Manufacturing, Operations, and Products

Security Products.  Our Security Products segment, with a manufacturing facility in South Carolina and one in Illinois shared with Marine Components, manufactures mechanical and electrical cabinet locks and other locking mechanisms for sale to the postal, office and institutional furniture, transportation, vending, tool storage, banking, general cabinetry and other industries.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  Our security products are used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments, gas station security, bank bags and parking meters. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including our TuBar® and our KeSet® and System 64 high security systems, which allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
our innovative eLock electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS® distribution program.

Furniture Components.  Our Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as file cabinets, desk drawers, computer related equipment, home appliances, tool storage cabinets, imaging equipment, automated teller machines and other applications.  These products are manufactured to customer specifications and include:

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

•	CPU storage devices which minimize adverse effects of dust and moisture on desktop computers;
•	flat panel computer monitor support systems designed to support one to eight screens which can be adjusted for tilt, swing and rotation to enable achievement of the correct ergonomic position; and
•	complementary ergonomic accessories, such as ergonomic wrist rest aids and mouse pad supports.

Marine Components.  Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance boats.  Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	controls, throttles, steering wheels and other billet accessories; and
•	dash panels, LED lighting, rigging and other accessories.

Our business segments operated six manufacturing facilities at December 31, 2010 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.  For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	coiled steel (used in the Furniture Components segment for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	zinc and brass (used in the Security Products segment for the manufacture of locking mechanisms);
•	stainless steel (used in the Marine Components segment for the manufacture of exhaust headers and pipes and other components; and
•	plastic resins (used primarily in the Furniture Components segment for injection molded plastics employed in the manufacturing of ergonomic computer support systems).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 17% of our total cost of sales for 2010.

We occasionally enter into supply arrangements for our commodity related raw materials to mitigate the short-term impact of future increases in raw material prices that are affected by commodity markets.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes, which helps us stabilize our commodity related raw material costs. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 12 years at December 31, 2010.  Our major trademarks and brand names include:

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
Lockview® Software

Sales, Marketing and Distribution.

A majority of our component sales are direct to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturers' representatives. We select manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of our Security Products sales are made through distributors.  We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel.  We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

A significant portion of our Furniture Component ergonomic product sales are made through value-added resellers and distributors.  Value-added resellers generally provide services to end-customers in addition to those of a distributor, such as installation services or packaging our products with other products.  We support our ergonomic value-added resellers by providing them with products that may be customized or packaged to meet their needs.  We support our ergonomic distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2010, our ten largest customers accounted for approximately 38% of our total sales; however, no one customer accounted for more than 10% of our sales.  Of the 38% of total sales, 13% related to two Security Products customers, 12% related to five Furniture Components customers and 13% related to three customers in both of our Security Products and Furniture Components segments.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

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

International Operations

We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2010 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or a similar event.  We cannot predict, however, whether events of this type in the future could have a material adverse effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2010, we employed the following number of people:

United States	546
Canada(1)	208
Taiwan	74
Total	828

(1)  Approximately 75% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2012, which provides for wage increases from 0% to 1% over the term of the contract.

We believe our labor relations are good at all of our facilities.

Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports; proxy and information statements; and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compx.com as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of the documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

Additional information, including our Audit Committee Charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, can also be found on our website.  Information contained on our website is not a part of this Annual Report.

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer.  The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

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

•	Competitors may be able to drive down prices for our products beyond our ability to adjust costs because their costs are lower than ours, especially products sourced from Asia.
•	Competitors' financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	We may not be able to sustain a cost structure that enables us to be competitive.
•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Sales for certain precision slides and ergonomic products are concentrated in the office furniture market, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of our products to the office furniture market accounted for approximately 33% in each of 2010 and 2009 and 36% in 2008 of our total net sales.  The future growth, if any, of the office furniture market will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not have a material adverse affect our business.

Our failure to enter into new markets would result in the continued significant impact of fluctuations in office furniture market demand on our operating results.

In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identify new customers and develop new applications for our products in markets outside of the office furniture market, such as home appliances, toolboxes and server racks.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets.  We may not be successful in developing new customers or applications for our products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

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

Higher costs of our commodity related raw materials may decrease our liquidity.

Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems.  Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in commodity raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

We rely on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Further, there can be no assurance that any of our pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

Third parties may claim that we or our customers are infringing upon their intellectual property rights.  Even if we believe that such claims are without merit, they can be time-consuming and costly to defend and distract our management’s and technical staff’s attention and resources.  Claims of intellectual property infringement also might require us to redesign affected technology, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our technology.  If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries (the United States, Canada and Taiwan), and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit green house gases through various means, including emissions permits and/or energy taxes.   To date the climate change legislation in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if green house gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas  75240.  The following table sets forth the location, size, business operating segment and general product types produced for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)	Products Produced/ Distributed

Owned Facilities:

Waterloo(1)	FC	Kitchener, Ontario	276,000	Slides/ergonomic products

Durislide(1)	FC	Byron Center, MI	143,000	Slides

National (1)	SP	Mauldin, SC	198,000	Security products

Dynaslide(2)	FC	Taipei, Taiwan	45,500	Slides

Custom(2)	MC	Neenah, WI	95,000	Marine products

Grayslake(1)	SP/MC	Grayslake, IL	120,000	Security products/ marineproducts

Leased Facilities:

Dynaslide	FC	Taipei, Taiwan	36,000	Slides

Dynaslide	FC	Taipei, Taiwan	22,000	Slides

Distribution Center	SP/FC/MC	Rancho Cucamonga, CA	11,500	Security products/ ergonomic products/ marine products

FC – Furniture Components business segment
SP – Security Products business segment
MC – Marine Components business segment
(1)           ISO-9001 registered facilities
(2)           ISO-9002 registered facilities

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to our business.  See Note 13 to the Consolidated Financial Statements.  While we currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE Amex LLC (symbol: CIX).  As of February 25, 2011, there were approximately 17 holders of record of CompX Class A common stock.  We transferred the trading of our Class A common stock from the New York Stock Exchange to the NYSE Amex on January 24, 2011.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 25, 2011, the closing price per share of our Class A common stock was $15.00.

	High	Low	Dividends paid

Year ended December 31, 2009

First Quarter	$5.82	$4.70	$.125
Second Quarter	6.53	4.82	.125
Third Quarter	8.03	5.50	.125
Fourth Quarter	8.00	6.80	.125

Year ended December 31, 2010

First Quarter	$9.30	$7.19	$.125
Second Quarter	14.75	9.21	.125
Third Quarter	13.80	9.14	.125
Fourth Quarter	12.12	9.67	.125

January 1, 2011 through February 25, 2011	$11.50	$15.05	$-

We paid regular quarterly dividends of $.125 per share during 2009 and 2010.  In March of 2011, our board of directors declared a first quarter 2011 dividend of $.125 per share, to be paid on March 24, 2011 to CompX stockholders of record as of March 14, 2011.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.  In this regard, our revolving bank credit facility places certain restrictions on the payment of dividends.  We are limited to a $.125 per share quarterly dividend, not to exceed an aggregate of $8.0 million in any calendar year.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2005 through December 31, 2010.  The peer group index is comprised of The Eastern Company and Leggett & Platt Inc.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2005 and reinvestment of dividends.

	December 31,
	2005	2006	2007	2008	2009	2010
CompX International Inc.	$100	$130	$97	$38	$59	$93
Russell 2000 Index	100	118	117	77	98	124
Peer Group	100	108	82	75	107	126

Equity compensation plan information.  We have an equity compensation plan, approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our Class A common stock and stock awards.  As of December 31, 2010, there were 18,000 options outstanding to purchase an equivalent number of shares of our Class A common stock, and approximately 980,820 shares of our Class A common stock were available for future grants or issuances.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 8 to the Consolidated Financial Statements.

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

	Years ended December 31,
	2006	2007	2008	2009		2010
	($ in millions, except per share data)
Statements of Operations Data:

Net sales	$190.1	$177.7	$165.5	$116.1		$135.3

Gross margin	46.5	45.2	40.3	23.8		36.0

Operating income (loss)	20.3	15.6	6.2 (1)	(4.0	)(2)	9.3	(2)

Provision (benefit) for income taxes	9.7	6.9	7.2	(3.1)		5.7	(3)

Net income (loss)	$11.7	$9.0	$(3.1)	$(2.0)		$3.1

Diluted Earnings Per Share Data:

Income (loss) from Continuing operations	$.76	$.61	$(.25)	$(.16)		$.25

Cash dividends	$.50	$.50	$.50	$.50		$.50
Weighted average common shares outstanding	15.3	14.8	12.4	12.4		12.4

Balance Sheet Data (at year end):

Cash and other current assets	$76.2	$68.2	$59.5	$55.1		$65.4
Total assets	192.0	187.7	163.4	154.0		160.1
Current liabilities	17.8	18.9	17.0	14.6		20.1
Long-term debt and note payable to affiliate, including current maturities	-	50.0	43.0	42.2		45.2
Stockholders' equity	153.7	104.1	91.3	85.0		83.9

Statements of Cash Flow Data:

Cash provided by (used in):
Operating activities	$27.4	$11.9	$15.7	$15.3		$13.0
Investing activities	(19.3)	(12.4)	(5.1)	(2.1)		(17.1)
Financing activities	(8.8)	(11.7)	(14.2)	(7.1)		(3.2)

(1) Includes a $9.9 million goodwill impairment charge related to our Marine Components segment.  See Note 4 to our Consolidated Financial Statements.
(2) Includes litigation expense of $4.6 million in 2009 and $2.4 million in 2010.  See Note 13 to our Consolidated Financial Statements.
(3) Includes a $1.9 million provision for deferred income taxes on pre-2005 undistributed earnings of our Taiwanese subsidiary.  See Note 7 to our Consolidated Financial Statements.

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

Operating Income Overview

We reported operating income of $9.3 million in 2010 compared to an operating loss of $4.0 million in 2009 and operating income of $6.2 million in 2008.  Our 2008 results include a $9.9 million goodwill impairment charge related to our Marine Components segment.  See Note 4 to the Consolidated Financial Statements.  The comparison between 2010 and 2009 was primarily impacted by:
•	the positive impact of higher sales in 2010 from an increase in customer order rates across all of our business segments due to improved economic conditions in North America;
•	improved margins in 2010 due to an increase in utilization of production capacity and improved coverage of fixed manufacturing costs from the above noted higher sales;
•	the positive impact of lower litigation expense in 2010; and
•	the negative impact of relative changes in foreign currency exchange rates in 2010.

In an effort to provide investors with additional information regarding our 2008 results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we have disclosed below our operating income, excluding the impact of the goodwill impairment charge, which is a non-GAAP measure that is used by our management to assess the performance of our operations.  We believe the disclosure of operating income, exclusive of the goodwill impairment charge, provides useful information to investors because it allows investors to analyze the performance of our operations in the same way that our management assesses performance.
Year Ended December 31, 2008
(Dollars in thousands)

Operating income (GAAP)	$6,186
Goodwill impairment charge	9,881

Operating income excluding goodwill impairment charge (Non-GAAP)	$16,067

We reported an operating loss of $4.0 million in 2009 compared to operating income of $16.1 million in 2008, excluding the 2008 goodwill impairment charge.  The comparison between 2009 and 2008 was primarily impacted by:
•	the negative effects of lower order rates in 2009 from our customers as a result of unfavorable economic conditions in North America,
•	reduced coverage of overhead and fixed manufacturing costs from the resulting under-utilization of production capacity in 2009,
•	legal expense associated with certain patent related litigation in 2009, and
•	a 2009 write-down on assets held for sale.

These items were partially offset by the positive effects of cost reductions in 2009 implemented in response to lower sales.

Results of Operations - 2010 Compared to 2009 and 2009 Compared to 2008

	Years ended December 31,			%Change
	2008	2009	2010	2008-09	2009-10
	(Dollars in millions)

Net sales	$165.5	$116.1	$135.3	(30%)	17%
Cost of goods sold	125.2	92.3	99.3	(26%)	8%

Gross margin	40.3	23.8	36.0	(41%)	51%

Operating costs and expenses	24.2	22.5	23.8	(7%)	6%
Goodwill impairment	9.9	-	-	n.m.	-
Litigation expense	-	4.6	2.4	n.m.	(48%)
Asset held for sale write-downs	-	0.7	0.5	n.m.	(29%)

Operating income (loss)	$6.2	$(4.0)	$9.3	(165%)	333%

Percent of net sales:
Cost of goods sold	76%	80%	73%
Gross margin	24%	20%	27%
Operating costs and expenses	15%	19%	18%
Goodwill impairment	6%	-	-
Legal expenses	-	4%	2%
Asset held for sale write-down	-	1%	-
Operating income (loss)	4%	(3%)	7%

n.m. - not meaningful

Net Sales.  Net sales increased approximately $19.2 million in 2010 as compared to 2009 principally due to an increase in order rates from our customers resulting from improved economic conditions in North America.  Our Furniture Components, Security Products and Marine Components segments accounted for approximately 57%, 34%  and 9%, respectively, of the total increase in sales year over year. Furniture Components sales was a greater percentage of the total increase because this segment experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater relative increase as customer demand began to return.  The Marine Components segment accounted for a smaller percentage of the total increase due to the smaller sales volume associated with that segment.

Net sales decreased approximately $49.4 million in 2009 as compared to 2008 principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  Our Furniture Components, Security Products and Marine Components segments accounted for approximately 57%, 32% and 11%, respectively, of the total decrease in sales year over year.

Costs of Goods Sold and Gross Margin.  Cost of goods sold increased from 2009 to 2010 primarily due to increased sales volumes.  As a percentage of sales, gross margin increased in 2010 from the prior year.  The increase in gross margin percentage is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

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

Operating Costs and Expenses.  Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased 1% in 2010 compared to 2009 primarily due to selling, general and administrative costs increasing at a slower rate than sales volumes.

While operating costs and expenses were reduced by $1.7 million from 2008 to 2009 in response to lower sales, it increased as a percentage of net sales due to the significant reduction in sales volumes.

Goodwill Impairment.  In 2008, we recorded a goodwill impairment charge of $9.9 million for our Marine Components reporting unit.  See Note 4 to the Consolidated Financial Statements.

Litigation Expense.  We recorded lower patent litigation expenses relating to Furniture Components in 2010 compared to 2009, primarily due to the timing of litigation proceedings.  See Note 13 to the Consolidated Financial Statements.

Assets Held for Sale Write-down.  In 2009 and 2010, we recorded a write-down on assets held for sale of $717,000 and $500,000, respectively, relating to certain facilities held for sale that are no longer in use.  See Note 9 to the Consolidated Financial Statements.

Operating Income.  The comparison of operating income for 2010 to 2009 was primarily impacted by:
•
a $12.2 million improvement in gross margin in 2010 due to higher sales and continued control of fixed manufacturing costs, resulting in an increase in utilization of production capacity and improved coverage of fixed manufacturing costs;

•	the positive impact of $2.2 million in lower litigation expense in 2010; and
•	the negative $1.8 million impact of relative changes in foreign currency exchange rates in 2010.

Excluding the 2008 goodwill impairment charge discussed above, the comparison of operating income for 2009 to 2008 was primarily impacted by:
•	a negative impact of approximately $21.2 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America in 2009,
•	approximately $4.6 million of patent litigation expenses in 2009 relating to Furniture Components, and
•	a write-down on assets held for sale of approximately $717,000.

The above decreases were primarily offset by:
•	a $3.8 million reduction in fixed manufacturing expenses in 2009 (excluding depreciation) in response to the lower sales volume,
•	a $1.7 million reduction in lower operating costs and expenses in 2009 in response to the lower sales volume, and
•	$900,000 in lower depreciation expense in 2009 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales.

Currency.  Our Furniture Components segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.  Most materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on our Furniture Component segment’s net sales and operating income:

2009 vs 2010 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2009 vs 2010
Impact on:
Net Sales	$-	$-	$-	$999	$999
Operating income	(236)	(354)	(118)	(1,645)	(1,763)

2008 vs 2009 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2008	2009	Change	changes	2008 vs 2009
Impact on:
Net Sales	$-	$-	$-	$(848)	$(848)
Operating income	679	(236)	(915)	907	(8)

The positive impact on sales in 2010 as compared to 2009 relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on sales in 2009 as compared to 2008 relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar.

The negative impact on operating income in 2010 as compared to the prior year results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.  The net impact on operating income of changes in currency rates from 2008 to 2009 was not significant.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as coiled steel, zinc, copper, plastic resin and stainless steel. Total material costs represented approximately 50% of our cost of sales in 2010, with commodity related raw materials accounting for approximately 17% of our cost of sales.  Worldwide raw material costs increased significantly in 2008 and then declined in 2009 and began increasing in the second half of 2010.  We occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity related raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows us to stabilize commodity related raw material purchase prices to a certain extent, provided the specified minimum purchase quantities are met. We enter into such arrangements for zinc and coiled steel.  We expect commodity related raw material prices to increase in 2011 in conjunction with higher demand as a result of the expected improvement in the world wide economy.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Other non-operating income, net

As summarized in Note 11 to the Consolidated Financial Statements, “other non-operating income, net” primarily includes interest income.  Interest income increased approximately $302,000 in 2010 compared to 2009 primarily due to the higher interest earned on the $15 million note receivable purchased in May 2010 which carried an average interest rate of 3.15% during 2010.  Interest income in 2009 compared to 2008 decreased $350,000 due to lower interest rates on lower invested cash balances.

Interest expense

Interest expense was comparable from 2009 to 2010 as there was minimal change to our outstanding principal balance on our note payable to affiliate as well as minimal fluctuation in the corresponding interest rate.  The average interest rate at December 31, 2010 was 1.34% compared to 1.92% at December 31, 2009 and was offset slightly by increased borrowing on our revolving credit facility.  We averaged $3.1 million outstanding on our revolving credit facility (interest rate of 3.5% at December 31, 2010) during 2010. Interest expense decreased approximately $1.3 million in 2009 compared to 2008 as the result of a lower average interest rate on the outstanding principal amount of the above referenced note payable (4.55% at December 31, 2008 compared to 1.92% at December 31, 2009).  We expect 2011 interest expense to be comparable to 2010.

Provision for income taxes

As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.  Our separate company basis income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate.  Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to the deferred tax on all of our foreign earnings as they are deemed to be not permanently reinvested and an election for each of the last three years to not claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the elections of Contran.

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

Our effective income tax rate increased from 61% in 2009 to 65% in 2010, primarily as a result of the above mentioned $1.9 million provision for deferred income taxes in 2010 related to undistributed earnings of our Taiwanese subsidiary.  We currently expect our effective income tax rate for 2011 to be lower than our effective rate for 2010.

Excluding the 2008 goodwill impairment charge, our effective income tax rate increased from 51% in 2008 to 61% in 2009.  The increase in our effective income tax rate was primarily due to a higher percentage of our results being sourced from Canada and as noted above, the taxes on these results are not claimed as a credit on our U.S. tax return.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2008	2009	2010	2008 – 2009	2009 – 2010
	(In millions)

Net sales:
Security Products	$77.1	$61.4	$68.0	(20%)	11%
Furniture Components	76.4	48.2	59.1	(37%)	23%
Marine Components	12.0	6.5	8.2	(46%)	26%

Total net sales	$165.5	$116.1	$135.3	(30%)	17%

Gross margin:
Security Products	$21.7	$17.8	$21.6	(18%)	21%
Furniture Components	16.1	6.5	13.5	(60%)	108%
Marine Components	2.5	(0.5)	0.9	(120%)	280%

Total gross margin	$40.3	$23.8	$36.0	(41%)	51%

Operating income (loss):
Security Products	$12.7	$9.7	$13.1	(24%)	35%
Furniture Components	9.2	(4.7)	3.4	(151%)	172%
Marine Components	(10.4)	(3.0)	(1.4)	71%	53%
Corporate operating expenses	(5.3)	(6.0)	(5.8)	(13%)	3%

Total operating income (loss)	$6.2	$(4.0)	$9.3	(165%)	333%

Operating income margin:
Security Products	16%	16%	19%
Furniture Components	12%	(10%)	6%
Marine Components	(87%)	(46%)	(17%)
Total operating income margin	4%	(3%)	7%

Security Products.  Security Products net sales increased 11% to $68.0 million in 2010 compared to $61.4 million in 2009.  The increase in sales is primarily due to an increase in order rates across most of our customers resulting from improved economic conditions in North America.  Gross margin and operating income percentages increased in 2010 compared to 2009 due to the positive impact of (i) a $4.0 million increase in variable contribution primarily as a result of higher sales and improved production efficiencies directly resulting from the higher sales, and (ii) improved leverage of fixed manufacturing costs (which increased only $264,000) and selling, general and administrative costs (which increased only $381,000) on higher sales.

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

Furniture Components.  Furniture Components net sales increased 23% to $59.1 million in 2010 from $48.2 million in 2009, primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased approximately 10% in 2010 compared to 2009.  Operating income increased from a loss of $4.7 million in 2009 to income of $3.4 million in 2010.  The increases in the gross margin percentage and operating income are primarily the result of (i) a $6.6 million increase in variable contribution primarily as a result of higher sales and improved production efficiencies directly resulting from the higher sales, (ii) improved leverage of fixed manufacturing costs due to the significant increase in sales and continued control of costs, and (iii) lower selling, general and administrative costs primarily due to a $2.2 million decrease in litigation expense which was partially offset by limited cost increases in response to the higher sales and the negative impact of changes in currency exchange rates.  See Note 13 to the Consolidated Financial Statements.

Furniture Components net sales decreased 37% to $48.2 million in 2009 from $76.4 million in 2008, primarily due to lower order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage decreased approximately 8% in 2009 compared to 2008.  Operating income decreased to a loss of $4.7 million in 2009 as compared to income of $9.2 million in 2008.  The decreases in the gross margin percentage and operating income are primarily the result of approximately $2.3 million in reduced fixed manufacturing cost coverage from lower sales and the related under-utilization of capacity combined with approximately $4.6 million of patent litigation expenses recorded in selling, general and administrative expense partially offset by reduced fixed manufacturing costs of approximately $2.4 million and reduced selling, general and administrative expenses of approximately $1.2 million in response to lower sales.  See Note 13 to the Consolidated Financial Statements.

Marine Components.  Marine Components net sales increased 26% in 2010 as compared to 2009 primarily due to an increase in customer order rates resulting from improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 20% from 2009 to 2010.  Consequently, the operating loss decreased to $1.4 in 2010 as compared to a loss of $3.0 million in 2009.

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

Outlook

Demand for our products increased compared to the prior year as conditions in the overall economy improved during 2010. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates that may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in an efficient infrastructure that we are leveraging as sales improve.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of commodity raw materials is ongoing.  The cost of these raw materials began to increase during 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during 2011.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time.  In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by commodity raw material cost pressures.

As discussed in Note 13 to the Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in us incurring significant litigation expense.  With regard to the litigation discussed in Note 13 where we were the defendant, we have received a favorable court ruling and dismissal of the patent infringement claims and do not expect to incur any significant additional costs relating to this litigation.  With regard to the litigation where we received a favorable judgment for patent infringement against a competitor, we may incur costs during 2011 that could be material relating to the competitor appealing the judgment.

The U.S. dollar weakened in 2010 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-US operations.  We currently expect the U.S. dollar to continue to weaken during 2011 or remain below the rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010.  When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts.  However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

Liquidity and Capital Resources

Summary.

Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for capital expenditures, business combinations or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness to fund capital expenditures, business combinations or other investment activities.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization expense decreased in 2010 compared to 2009, and in 2009 compared to 2008 due lower capital expenditure requirements in recent years as a result of lower customer demand.  See Notes 1 and 4 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was $13.0 million in 2010 compared to $15.3 million in 2009.  This $2.3 million decline in cash provided by operating activities is primarily the net result of:

•
Improved operating results in 2010 of approximately $12.7 million (exclusive of the noncash asset held for sale write-downs of $717,000 in 2009 and $500,000 in 2010, and the impact of lower depreciation and amortization expense in 2010 of approximately $533,000);

•	Lower net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $14.3 million in 2010;
•	Lower cash paid for income taxes in 2010 of approximately $578,000 due to timing of payments; and
•	Lower cash paid for interest in 2010 of $968,000 due to the 2010 deferral of interest on our note payable to affiliate until March 2011.

Cash provided by operating activities was $15.3 million in 2009 compared to $15.7 million in 2008.  The cash provided by operating activities in 2009 was comparable to 2008 despite the significant decrease in operating results excluding the impact of the goodwill impairment.  Comparable cash provided by operating activities in 2009 as compared to 2008 is primarily the net result of:

•
Lower operating results in 2009 of approximately $20.4 million (exclusive of the $9.9 million goodwill impairment charge in 2008 and the $717,000 asset held for sale write-down in 2009, and the impact of lower depreciation and amortization expense in 2009 of approximately $1.0 million);

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

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2009 to December 31, 2010 across all of our segments. In absolute terms, accounts receivable increased by $2.9 million in 2010 as compared to 2009. The increase in our average days sales outstanding was the result of accounts receivable returning to a more normal relationship to sales in 2010 due to the improvement in the overall economic environment.   For comparative purposes, we have provided 2008 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2008	2009	2010

Security Products	39 Days	34 Days	40 Days
Furniture Components	43 Days	40 Days	44 Days
Marine Components	43 Days	33 Days	34 Days
Total	41 Days	37 Days	41 Days

As shown below, our average number of days in inventory increased from December 31, 2009 to December 31, 2010 with the exception of Security Products which decreased by 4 days.  In addition, inventory increased by $2.2 million in 2010 as compared to 2009.  The overall increase in days in inventory was the result of an increase in inventory in response to the increase in customer demand in 2010.  The variability in days in inventory among our segments primarily relates to the complexity of the production processes and therefore the length of time it takes to produce end products.  For comparative purposes, we have provided 2008 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2008	2009	2010

Security Products	77 Days	77 Days	73 Days
Furniture Components	53 Days	44 Days	58 Days
Marine Components	180 Days	109 Days	143 Days
Total	70 Days	64 Days	70 Days

 Investing activities. Net cash used by investing activities totaled $5.1 million, $2.1 million, and $17.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.

In 2008, we collected payments of $1.3 million related to the sale of our European Thomas Regout operations, that was sold in 2005, which required annual payments over a period of four years.  In 2009, we received our final payment totaling approximately $948,000, of which $261,000 related to principal and the remaining $687,000 related to interest that had accrued over the four-year period.

Capital expenditures for 2011 are estimated at approximately $5.4 million compared to capital expenditures of $2.1 million in 2010 and $2.3 million in 2009.  Our capital expenditures in 2009 and 2010 were limited to expenditures required to meet expected customer demand and properly maintain our facilities.  Capital spending for 2011 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities.

In February 2010, we entered into an unsecured demand promissory note with NL whereby we agreed to loan NL up to $8 million.  Our loans to NL will bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2012 (and in any event no later than December 31, 2012), with interest payable quarterly.  The amount of our outstanding loans to NL at any time is at our discretion.  No amounts were outstanding as of December 31, 2010.  See Note 12 to the Consolidated Financial Statements.

In May of 2010, we purchased from NL and one of its subsidiaries, for $15.0 million in cash, all of their right, title, and interest in (i) a subordinated secured mortgage note receivable dated October 15, 2008 and in the original principal amount of $15.0 million executed by Sayreville Seaport Associates, L.P., a Delaware limited partnership, and originally payable to NL and its subsidiary, and (ii) certain other documents related to the note receivable.  We purchased the promissory note for our investment purposes.  The promissory note bears interest at LIBOR plus 2.75%, payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by a real estate developer’s ground lease on certain real property, formerly owned by NL and its subsidiary and taken from them in condemnation proceedings, and all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In the event the developer has not repaid the promissory note at its stated maturity, we have the right to demand repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, and such right is not subordinated to the developer’s senior indebtedness.  In addition, NL has provided a guarantee for any amounts due but unpaid under the promissory note.  In order to complete the purchase of the promissory note, we entered into an amendment to our revolving $37.5 million Credit Agreement on May 10, 2010.  The amendment enabled us to borrow $5.0 million under the Credit Agreement, which we utilized along with $10.0 million of existing cash to complete the purchase.  The purchase was also approved by the independent members of our board of directors.  See Note 6 to the Consolidated Financial Statements.

Financing activities. Net cash used by financing activities totaled $14.2 million, $7.1 million, and $3.2 million in 2008, 2009 and 2010, respectively.  Cash dividends paid totaled $6.2 million ($.50 per share) in each of 2008, 2009, and 2010.

  In 2008, we prepaid approximately $7.0 million toward our promissory note payable to Timet Finance Management Company (“TFMC”).  See Notes 8 and 11 to the Consolidated Financial Statements.

In 2008, we also repurchased approximately 126,000 shares of our Class A common stock in market transactions for an aggregate of $1.0 million.  See Note 8 to the Consolidated Financial Statements.

At December 31, 2010, there was $3.0 million outstanding under our $37.5 million revolving credit facility that matures in January 2012.  In May of 2010, we borrowed $5 million under the credit facility to partially fund the purchase of the promissory note receivable discussed above and in Note 12 to the Consolidated Financial Statements. Although our bank credit facility has a remaining capacity of $34.5 million, only $28 million is available to borrow as of the end of December 2010 due to limitations imposed by debt covenant restrictions.  As of the first quarter of 2011, we expect the full unused capacity of the facility to become available to us, as such debt covenant limitations are expected to become inapplicable.  In addition, in February 2011 we repaid all of the $3.0 million which was outstanding at December 31, 2010 on the revolving credit facility.

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

Other

We believe cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for the next twelve months and our long term obligations for the next five years.  To the extent that actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

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

Contractual obligations.  As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6 and 12 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2010 by the type and date of payment.

	Payments due by period
	Total	2011	2012–2013	2014-2015	2016 and after
	(In thousands)

Note and interest payable to affiliate	$45,056	$2,414	$3,037	$39,605	$-
Long-term debt, including interest	3,116	105	3,011
Operating leases	672	413	259	-	-
Purchase obligations	16,476	16,476	-	-	-
Income taxes	1,994	1,994	-	-	-
Fixed asset acquisitions	664	664	-	-	-

Total contractual cash obligations	$67,978	$22,066	$6,307	$39,605	$-

The timing and amount shown for our commitments related to indebtedness, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The amounts shown for interest on indebtedness are based upon the December 31, 2010 interest rates on outstanding indebtedness, and assumes such interest rates remain unchanged through the maturity date of the indebtedness.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2010, which is assumed to be paid during 2011.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Commitments and contingencies.  See Note 13 to the Consolidated Financial Statements.

Recent accounting pronouncements.  There have been no recent accounting pronouncements affecting our consolidated financial statements for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

We have based the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" upon our Consolidated Financial Statements. We prepared our Consolidated Financial Statements in accordance with GAAP. In preparing our Consolidated Financial Statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to inventory reserves, the recoverability of long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Our actual future results might differ from previously-estimated amounts under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•
Goodwill – Our goodwill totaled $31.5 million at December 31, 2010.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The estimated fair values of our three reporting units are determined using Level 3 inputs of a discounted cash flow technique since Level 1 inputs of market prices are not available at the reporting unit level.  If the fair value is less than the book value, the asset is written down to the estimated fair value.

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

No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2010, as the estimated fair value of each reporting unit was substantially in excess of the net carrying value of the respective reporting unit.  See Notes 1 and 4 to the Consolidated Financial Statements.

•
Long-lived assets – We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

Due to management’s approval of a restructuring plan for our Furniture Components reporting unit in November of 2010, which includes moving precision slide production from our Byron Center, Michigan facility to other precision slide manufacturing facilities within our Furniture Components unit, we evaluated the long lived assets for our Byron Center facility.  As of December 31, 2010, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely we would conclude an impairment was present.

No other long-lived assets in our other reporting units were tested for impairment during 2010 because there were no circumstances indicating an impairment may exist.

•
Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

We reevaluate at the end of each reporting period whether or not some or all of the undistributed earnings of our foreign subsidiaries are not permanently reinvested (as that term is defined in GAAP).  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.  While we may have currently concluded that all of the undistributed earnings are not permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are permanently reinvested.  If our prior conclusions change, we would be required to derecognize a previously recognized deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability related to the amount of undistributed earnings considered to be permanently reinvested.

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions is nil for each of 2008, 2009, and 2010.

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

•
Assets Held for Sale - Our assets held for sale at December 31, 2010, consist of a facility in River Grove, Illinois and land in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in our operations.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the River Grove facility (the most significant of these two properties).  Based on this appraisal, we recorded a write-down of $500,000 during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  This charge is included in corporate operating expense.  During the fourth quarter of 2010, we obtained an independent appraisal for the Neenah land.  Based on this appraisal, the carrying value of the asset approximates the fair value less cost to sell and therefore no adjustment to the carrying value was deemed necessary.  The combined carrying value of these two properties is $2.4 million at December 31, 2010.  The appraisals represent a Level 2 input as defined by ASC 820-10-35.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2009 and 2010, all of our outstanding indebtedness was comprised of variable-rate instruments.  The following table presents principal amounts, interest rates and fair value for our outstanding indebtedness at December 31, 2009 and 2010.  See Note 6 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In thousands)

December 31, 2010:
Variable-rate indebtedness -
Promissory note to TIMET	$42,230	$42,230	1.3%	2014
Revolving credit facility	3,000	3,000	3.5%	2012

Total	$45,230	$45,230

December 31, 2009:
Variable-rate indebtedness -
Promissory note to TIMET	$42,230	$42,230	1.3%	2014

All of our debt is at variable interest rates.  We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates.  As of December 31, 2010 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows.  However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

Currency exchange rates.  We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan).  A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar.  In addition, a substantial portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Most materials, labor and other production costs for these non-U.S. operations are primarily denominated in local currencies.  As a result, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

As previously noted certain of our sales generated by our Canadian operations are denominated in U.S. dollars.  Consequently, we periodically enter into forward currency contracts to mitigate the financial statement impact of changes in currency exchange rates.  At each balance sheet date, outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.  We had no forward currency contracts outstanding at December 31, 2009 or December 31, 2010.

Raw materials. We will occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity related raw material costs.  Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity raw material hedging programs.

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

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2010.  Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Changes in Internal Control Over Financial Reporting.  There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications.  For 2010 and prior years, our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2010, our chief executive officer filed such annual certification with the NYSE, indicating we were in compliance with such listed standards.  Our chief executive officer and chief financial officer are also required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2010 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Item No.                                         Exhibit Item

3.1	Restated Certificate of Incorporation of Registrant – incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-42643).

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

10.2*	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-42643).

10.3
Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of October 5, 2004 – incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No.1-13905).

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

10.6
Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 in the original principal amount of $42,230,190 payable to the order of TIMET Finance Management Company by the Registrant – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.7
Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation, and Valhi, Inc. dated October 30, 2003 – incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13905).

10.8
$50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13905.)

10.9
First Amendment to Credit Agreement dated as of October 16, 2007 among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.10
Second Amendment to Credit Agreement dated as of January 15, 2009 among   the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 21, 2009 (File No. 1-13905).

10.11
Third Amendment to Credit Agreement dated as of September 21, 2009 by and among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank - incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.12
Fourth Amendment to Credit Agreement dated as of May 10, 2010 among   the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, as successor-by-merger to Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.13**	First Amended and Restated unsecured Revolving Demand Promissory Note dated December 31, 2010 between the Registrant and NL Industries, Inc.

Item No.                                             Exhibit Item (continued)

10.14
Mortgage Note, dated October 15, 2008 executed by Sayreville Seaport Associates, L.P. and payable to the order of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.15
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated October 15, 2008 executed by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.16
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

10.17
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

10.18
Guaranty Agreement dated October 15, 2008 executed by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.19
Bill of Sale, Assignment and Assumption Agreement dated May 13, 2010 between the NL Industries, Inc., NL Environmental Management Services, Inc. and the Registrant – incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

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

COMPX INTERNATIONAL INC.

Date:  March 2, 2011                                                               By:  /s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn R. Simmons Glenn R. Simmons	Chairman of the Board	March 2, 2011

/s/ David A. Bowers David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2011

/s/ Darryl R. Halbert Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 2, 2011

/s/ Norman S. Edelcup Norman S. Edelcup	Director	March 2, 2011

/s/ Edward J. Hardin Edward J. Hardin	Director	March 2, 2011

/s/ Ann Manix Ann Manix	Director	March 2, 2011

/s/ Steven L. Watson Steven L. Watson	Director	March 2, 2011

Annual Report on Form 10-K

Items 8 and 15(a)

Index of Financial Statements

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2009 and 2010	F-3

Consolidated Statements of Operations -
Years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Cash Flows -
Years ended December 31, 2008, 2009 and 2010	F-7

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2008, 2009 and 2010	F-9

Notes to Consolidated Financial Statements	F-10

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2011

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2009	2010

Current assets:
Cash and cash equivalents	$20,788	$13,919
Accounts receivable, less allowance for doubtful accounts of $481 and $389	11,690	14,601
Receivables from affiliates	1,487	53
Refundable income taxes	1,844	4
Inventories	16,266	18,424
Prepaid expenses and other current assets	1,132	993
Deferred income taxes	1,928	2,366
Promissory note receivable	-	15,000

Total current assets	55,135	65,360

Other assets:
Goodwill	30,949	31,452
Other intangible assets	1,408	840
Assets held for sale	2,800	2,415
Other	119	102

Total other assets	35,276	34,809

Property and equipment:
Land	12,051	12,646
Buildings	39,201	39,934
Equipment	120,574	123,725
Construction in progress	1,180	965
	173,006	177,270

Less accumulated depreciation	109,370	117,367

Net property and equipment	63,636	59,903

Total assets	$154,047	$160,072

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2009	2010

Current liabilities:
Current maturities of note payable to affiliate	$-	$1,000
Accounts payable and accrued liabilities	14,567	16,182
Interest payable to affiliate	-	876
Income taxes payable to affiliates and other	-	1,087
Income taxes	15	907

Total current liabilities	14,582	20,052

Noncurrent liabilities:
Long-term debt	42,230	44,230
Deferred income taxes and other	11,897	11,895
Interest payable to affiliate	311	-

Total noncurrent liabilities	54,438	56,125

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value; 20,000,000 shares authorized; 2,370,307 and 2,375,307 shares issued and outstanding	24	24
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	54,928	54,982
Retained earnings	19,621	16,486
Accumulated other comprehensive income	10,354	12,303

Total stockholders' equity	85,027	83,895

Total liabilities and stockholders’ equity	$154,047	$160,072

Commitments and contingencies (Note 13)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2008	2009	2010

Net sales	$165,502	$116,125	$135,264
Cost of goods sold	125,248	92,345	99,273

Gross margin	40,254	23,780	35,991

Selling, general and administrative expense	24,818	26,722	25,786
Goodwill impairment	9,881	-	-
Assets held for sale write-down	-	717	500
Other operating income (expense):
Currency transaction gains (losses), net	679	(236)	(354)
Disposition of property and equipment	(48)	(141)	(20)

Operating income (loss)	6,186	(4,036)	9,331

Other non-operating income, net	240	45	379
Interest expense	(2,362)	(1,060)	(914)

Income (loss) before income taxes	4,064	(5,051)	8,796

Provision (benefit) for income taxes	7,165	(3,058)	5,744

Net income (loss)	$(3,101)	$(1,993)	$3,052

Basic and diluted earnings (loss) per common share	$(.25)	$(.16)	$.25

Cash dividends per share	$.50	$.50	$.50

Basic and diluted shares	12,386	12,367	12,373

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2008	2009	2010

Net income (loss)	$(3,101)	$(1,993)	$3,052

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2,718)	1,998	1,949

Impact from cash flow hedges, net	126	(126)	-

Total other comprehensive income (loss), net	(2,592)	1,872	1,949

Comprehensive income (loss)	$(5,693)	$(121)	$5,001

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income (loss)	$(3,101)	$(1,993)	$3,052
Depreciation and amortization	9,231	8,209	7,676
Goodwill impairment	9,881	-	-
Deferred income taxes	(45)	(2,093)	(756)
Provision for inventory reserves	195	1,022	556
Assets held for sale write-down	-	717	500
Other, net	327	458	174
Change in assets and liabilities:
Accounts receivable	2,441	5,318	(2,669)
Inventories	389	5,878	(2,482)
Accounts payable and accrued liabilities	(2,810)	(356)	1,700
Accounts with affiliates	(1,531)	(15)	2,520
Income taxes	1,047	(2,778)	2,704
Other, net	(307)	899	44

Net cash provided by operating activities	15,717	15,266	13,019

Cash flows from investing activities:
Capital expenditures	(6,791)	(2,321)	(2,120)
Purchase of promissory note receivable	-	-	(15,000)
Note receivable from affiliate:
Advances	-	-	(9,000)
Collections	-	-	9,000
Proceeds from disposal of assets held for sale	250	-	-
Proceeds from sale of fixed assets	127	-	-
Cash collected on note receivable	1,306	261	-

Net cash used in investing activities	(5,108)	(2,060)	(17,120)

Cash flows from financing activities:
Borrowings under long-term debt	-	-	5,000
Repayment of long-term debt	-	-	(2,000)
Repayment of loan from affiliate	(7,000)	(750)	-
Dividends paid	(6,181)	(6,184)	(6,187)
Treasury stock acquired	(1,006)	-	-
Other, net	(56)	(133)	(28)

Net cash used in financing activities	(14,243)	(7,067)	(3,215)

Net increase (decrease)	$(3,634)	$6,139	$(7,316)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2008	2009	2010

Cash and cash equivalents:
Net increase (decrease) from -
Operating, investing and financing activities	$(3,634)	$6,139	$(7,316)
Effect of exchange rate on cash	(354)	238	447
Balance at beginning of year	18,399	14,411	20,788

Balance at end of year	$14,411	$20,788	$13,919

Supplemental disclosures:
Cash paid for:
Interest	$2,278	$1,246	$278
Income taxes	8,062	1,819	1,241

Noncash investing and financing activities:
Accrual for capital expenditures	$511	$101	$159

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2008, 2009 and 2010

(In thousands)

					Accumulated other comprehensive income
	Common stock		Additional paid-in	Retained	Currency	Hedging	Treasury	Total stockholders'
	Class A	Class B	Capital	earnings	translation	derivatives	stock	equity

Balance at December 31, 2007	$25	$100	$55,824	$37,080	$11,074	$-	$-	$104,103

Net loss	-	-	-	(3,101)	-	-	-	(3,101)
Other comprehensive income	-	-	-	-	(2,718)	126	-	(2,592)
Cash dividends	-	-	-	(6,181)	-	-	-	(6,181)
Issuance of common stock and other, net	-	-	54	-	-	-	-	54
Treasury stock:
Acquired	-	-	-	-	-	-	(1,006)	(1,006)
Retired	(1)	-	(1,005)	-	-	-	1,006	-

Balance at December 31, 2008	24	100	54,873	27,798	8,356	126	-	91,277

Net loss	-	-	-	(1,993)	-	-	-	(1,993)
Other comprehensive income	-	-	-	-	1,998	(126)	-	1,872
Cash dividends	-	-	-	(6,184)	-	-	-	(6,184)
Issuance of common stock and other, net	-	-	55	-	-	-	-	55

Balance at December 31, 2009	24	100	54,928	19,621	10,354	-	-	85,027

Net income	-	-	-	3,052	-	-	-	3,052
Other comprehensive income	-	-	-	-	1,949	-	-	1,949
Cash dividends	-	-	-	(6,187)	-	-	-	(6,187)
Issuance of common stock and other, net	-	-	54	-	-	-	-	54

Balance at December 31, 2010	$24	$100	$54,982	$16,486	$12,303	$-	$-	$83,895

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1 - Summary of significant accounting policies:

Organization. We (NYSE: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2010.  We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components).  At December 31, 2010, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies and us.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Management estimates.  In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period.  Actual results may differ significantly from previously estimated amounts under different assumptions or conditions.

Principles of consolidation.  Our consolidated financial statements include the accounts of CompX International Inc. and our wholly-owned subsidiaries.  We eliminate all material intercompany accounts and balances.

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2008 and December 31, 2010 consisted of 52 weeks.  The year ended December 31, 2009 consisted of 53 weeks.

Translation of foreign currencies.  We translate the assets and liabilities of our subsidiaries whose functional currency is not the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes.  We recognize currency transaction gains and losses in income.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research development costs as incurred.  Advertising costs were approximately $840,000 in 2008, $466,000 in 2009, and $369,000 in 2010.

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

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $8.6 million in 2008, $7.6 million in 2009, and $7.1 million in 2010.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.  See Note 9.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.1 million in 2008, $1.5 million in 2009 and $1.9 million in 2010.

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

Derivatives and hedging activities.  Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by ASC 820-10-35.  We had no currency forward contracts outstanding at December 31, 2009 or at December 31, 2010.

Income taxes.  We, and our parent NL, are members of the Contran Tax Group.  We have been and currently are a part of the consolidated tax returns filed by Contran in certain United States state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 12.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.  Under certain circumstances, such tax elections could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election.  We made net cash payments for taxes to NL of $5.2 million and $2.2 million in 2008 and 2010, respectively, and received a net refund from NL of approximately $360,000 in 2009.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries that are not permanently reinvested. Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $5.7 million at December 31, 2009. At December 31, 2010, we had no earnings of foreign subsidiaries subject to permanent reinvestment plans.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil in each of 2008, 2009 and 2010.

Earnings per share.  Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 172,000 in 2008, 91,000 in 2009 and 27,000 in 2010.

Note 2 - Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  Our chief operating decision maker is Mr. David A. Bowers, our president and chief executive officer.  We have three operating segments – Security Products, Furniture Components and Marine Components.  The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the office furniture, transportation, postal, banking, vending and other industries.  The Furniture Components segment, with facilities in Canada, Michigan and Taiwan, manufactures and distributes a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets, appliances and other applications.  Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes marine instruments, hardware and accessories primarily for performance boats.

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

Segment assets are comprised of all assets attributable to the reportable segments.  Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents, notes receivable and assets held for sale.  See Note 9.  For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location.  At December 31, 2009 and 2010, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $32.1 million and $30.4 million, respectively.  Intersegment sales are not material.

	Years ended December 31,
	2008		2009		2010
	(In thousands)
Net sales:
Security Products	$77,094		$61,429		$68,006
Furniture Components	76,405		48,212		59,125
Marine Components	12,003		6,484		8,133

Total net sales	$165,502		$116,125		$135,264

Operating income:
Security Products	$12,715		$9,714		$13,066
Furniture Components	9,205		(4,693	)(b)	3,447	(b)
Marine Components	(10,456	)(a)	(3,046)		(1,432)
Corporate operating expenses	(5,278)		(6,011	)(c)	(5,750	)(c)

Total operating income (loss)	6,186		(4,036)		9,331

Other non-operating income, net	240		45		379
Interest expense	(2,362)		(1,060)		(914)

Income (loss) before income taxes	$4,064		$(5,051)		$8,796

Depreciation and amortization:
Security Products	$3,557		$3,560		$3,383
Furniture Components	4,583		3,475		3,191
Marine Components	1,080		1,170		1,099
Corporate depreciation	11		4		3

Total	$9,231		$8,209		$7,676

Capital expenditures:
Security Products	$4,348		$1,361		$771
Furniture Components	1,823		1,010		1,096
Marine Components	1,131		51		271
Corporate capital expenditures	-		-		141

Total	$7,302		$2,422		$2,279

(a) We recorded a $9.9 million goodwill impairment charge for Marine Components in 2008.  This represents all of the goodwill we had previously recognized for this reporting unit.  See Note 4.

(b) Includes $4.6 million and $2.4 million of patent litigation expenses at December 31, 2009 and December 31, 2010, respectively.  See Note 13.

(c) Corporate operating expenses include write-downs to our assets held for sale of $717,000 in 2009 and $500,000 in 2010.  See Note 9.

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Net sales:
Point of origin:
United States	$115,470	$84,786	$95,979
Canada	46,519	29,065	36,122
Taiwan	8,268	5,811	8,820
Eliminations	(4,755)	(3,537)	(5,657)

Total	$165,502	$116,125	$135,264

Point of destination:
United States	$134,247	$95,974	$111,848
Canada	16,920	10,445	12,933
Other	14,335	9,706	10,483

Total	$165,502	$116,125	$135,264

Total assets:
Security Products	$77,681	$72,210	$70,408
Furniture Components	59,238	54,512	52,761
Marine Components	15,419	12,118	11,337
Corporate and eliminations	11,064	15,207	25,566

Total	$163,402	$154,047	$160,072

Net property and equipment:
United States	$51,327	$47,086	$42,570
Canada	8,987	9,224	9,444
Taiwan	7,115	7,326	7,889

Total	$67,429	$63,636	$59,903

Note 3 – Inventories:

	December 31,
	2009	2010
	(In thousands)

Raw materials:
Security Products	$2,037	$2,174
Furniture Components	1,964	3,325
Marine Components	829	894

Total raw materials	4,830	6,393

Work-in-process:
Security Products	4,917	5,178
Furniture Components	948	1,068
Marine Components	286	434

Total work-in-process	6,151	6,680

Finished goods:
Security Products	1,747	1,720
Furniture Components	2,601	2,717
Marine Components	937	914

Total finished goods	5,285	5,351

Total inventories, net	$16,266	$18,424

Note 4 – Goodwill and other intangible assets:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which correspond to our operating segments.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our three reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

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

As operations improved in 2010, goodwill for all applicable reporting units was tested for impairment only in the third quarter of 2010, consistent with our annual testing date.  No impairment was indicated as part of our 2010 annual review of goodwill.

Changes in the carrying amount of goodwill related to our operations during the past three years are presented in the table below.  Goodwill was generated principally from acquisitions relating to Security Products and Furniture Components prior to 2001, and Marine Components acquisitions in August 2005 and April 2006.

	Security Products	Furniture Components	Marine Components	Total
	(In millions)

Balance at December 31, 2007	$23.7	$7.2	$9.9	$40.8

Goodwill impairment	-	-	(9.9)	(9.9)

Changes in currency exchange rates	-	(0.1)	-	(0.1)

Balance at December 31, 2008	23.7	7.1	-	30.8

Changes in currency exchange rates	-	0.1	-	0.1

Balance at December 31, 2009	23.7	7.2	-	30.9

Changes in currency exchange rates	-	0.5	-	0.5

Balance at December 31, 2010	$23.7	$7.7	$-	$31.4

Other intangible assets totaled $1.4 million and $840,000 net of accumulated amortization of $4.2 million and $4.6 million at December 31, 2009 and 2010, respectively.

Amortization of intangible assets was $591,000 in 2008, $588,000 in 2009, and $562,000 in 2010, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

Years ending December 31,	Amount
(In thousands)

2011	$400
2012	280
2013	110
2014	30
2015	10
Thereafter	10

Total	$840

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2009	2010
	(In thousands)

Accounts payable	$4,309	$4,890
Accrued liabilities:
Employee benefits	6,003	8,345
Professional	1,805	487
Customer tooling	761	561
Insurance	601	641
Taxes other than on income	422	479
Other	666	779

Total	$14,567	$16,182

Note 6 – Long-term Debt:

	December 31,
	2009	2010
	(In thousands)

Revolving bank credit facility	$-	$3,000
Note payable to affiliate	42,230	42,230

Total debt	42,230	45,230
Less current maturities	-	1,000

Total long-term debt	$42,230	$44,230

Revolving bank credit facility.  Our $37.5 million revolving bank credit facility matures in January 2012.  We entered into an amendment to our revolving $37.5 million Credit Agreement on May 10, 2010 in order to complete the purchase of the promissory note discussed in Note 12.  The amendment enabled us to borrow $5.0 million under the Credit Agreement, which we utilized along with $10.0 million of existing cash to complete the purchase.  Until the end of March 2011, any outstanding borrowings are limited to the sum of 80% of our consolidated net accounts receivable, 50% of our consolidated raw material inventory, 50% of our consolidated finished goods inventory and 100% of our consolidated unrestricted cash and cash equivalents.  Any amounts outstanding under the credit facility bear interest, at our option, at either the prime rate plus a margin or LIBOR plus a margin (which LIBOR plus a margin effective rate was 3.5% at December 31, 2010).  The credit facility is collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries.  The facility as amended, contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined).  Although our bank credit facility has a remaining capacity of $34.5 million, only $28 million is available to borrow as of the end of December 2010 due to debt covenant restrictions.  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.

We were in compliance with all covenants of our revolving bank credit facility at December 31, 2010.  We believe we will be able to maintain compliance with such covenants through the maturity of the facility in January 2012.

The credit facility permits us to pay dividends and/or repurchase common stock in an amount equal to the sum of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year.

Note payable to affiliate.  In October 2007, we purchased and/or cancelled a net 2.7 million shares of our Class A common stock from Timet Finance Management Company (“TFMC”).  We purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  The promissory note, as amended, bears interest at LIBOR plus 1% (1.3% at December 31, 2010) and provides for quarterly principal repayments of $250,000 commencing in March 2011, with the balance due at maturity in September 2014.  The promissory note is subordinated to our U.S. revolving bank credit agreement.  See Note 6.  Prior to September 2009, we made required quarterly interest payments and made quarterly principal repayments of $250,000 commencing in September 2008, and we could also make principal prepayments at any time, in any amount, without penalty.  The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011.  We may make additional prepayments on or after March 31, 2011, subject to meeting certain conditions specified in the revolving bank credit agreement.  At December 31, 2010, the principal amount outstanding under the promissory note was approximately $42.2 million and the amount of related accrued and unpaid interest was approximately $876,000.  We recognized interest expense of approximately $2.2 million in 2008, $816,000 in 2009 and $565,000 in 2010 on the promissory note.

The scheduled principal repayments of the revolving bank credit facility and the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2011	$1,000
2012	4,000
2013	1,000
2014	39,230
2015	-
Thereafter	-

Total	$45,230

Note 7 - Income taxes:

The components of pre-tax income, the provision for income taxes attributable to continuing operations, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2008	2009	2010
	(In thousands)
Components of pre-tax income (loss):
United States	$(5,253)	$(3,063)	$4,135
Non-U.S.	9,317	(1,988)	4,661

Total	$4,064	$(5,051)	$8,796

Provision (benefit) for income taxes:
Currently payable (refundable):
U.S. federal and state	$3,570	$(271)	$4,889
Foreign	3,640	(694)	1,611

	7,210	(965)	6,500
Deferred income taxes (benefit):
U.S. federal and state	117	(1,992)	(717)
Foreign	(162)	(101)	(39)

	(45)	(2,093)	(756)

Total	$7,165	$(3,058)	$5,744

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$1,422	$(1,768)	$3,079
Non-U.S. tax rates	(328)	74	(424)
Incremental U.S. tax on earnings of foreign subsidiaries	2,777	(1,092)	3,439
State income taxes and other, net	255	3	218
No income tax benefit on goodwill impairment	3,459	-	-
Impact of tax rate changes	(4)	(76)	(46)
Tax credits	(195)	(199)	(522)
Tax contingency reserve adjustments, net	(221)	-	-

Total	$7,165	$(3,058)	$5,744

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

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2009	2010
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$820	$1,303
Tax on unremitted earnings of non-U.S. subsidiaries	(4,464)	(5,198)
Property and equipment	(5,441)	(4,916)
Accrued liabilities and other deductible differences	238	171
Accrued employee benefits	874	893
Tax loss and credit carryforwards	4,180	472
Goodwill	(1,765)	(1,958)
Other taxable differences	(488)	(277)
Valuation allowance	(3,901)	-

Total	$(9,947)	$(9,510)

Net current deferred tax assets	1,928	2,366
Net noncurrent deferred tax liabilities	(11,875)	(11,876)

Total	$(9,947)	$(9,510)

Utilization of our net operating loss carryforwards has been limited to approximately $400,000 per tax year, and we utilized such $400,000 amount in each of 2008 and 2009.  We utilized the remaining carryforward of $7,000 in 2010.  At December 31, 2010, we had approximately $5.7 million of net operating loss carryforwards related to various U.S. state jurisdictions with expiration dates ranging from 2019 to 2029.  We have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards.

We generated a $3.9 million federal income tax benefit associated with a U.S. capital loss realized in 2005.  We determined based on the weight of the available evidence that realization of the benefit of the capital loss did not meet the more-likely-than-not recognition criteria.  Therefore, we recognized a deferred income tax asset valuation allowance to fully offset the deferred tax asset related to the capital loss carryforward.  This capital loss carryforward expired in 2010, and the associated carryforward was charged against such valuation allowance.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2007 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2005 for Taiwan, and 2006 for Canada.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A			Class B
	Issued	Treasury	Outstanding	Issued and outstanding

Balance at December 31, 2007	2,478,760	-	2,478,760	10,000,000

Issued	9,000	-	9,000	-
Reacquired	-	(126,453)	(126,453)	-
Retirement	(126,453)	126,453	-	-

Balance at December 31, 2008	2,361,307	-	2,361,307	10,000,000

Issued	9,000	-	9,000	-

Balance at December 31, 2009	2,370,307	-	2,370,307	10,000,000

Issued	5,000	-	5,000	-

Balance at December 31, 2010	2,375,307	-	2,375,307	10,000,000

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

Share repurchases and cancellations.  Prior to 2008, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.

During 2008, we purchased approximately 126,453 shares of our Class A common stock in market transactions for an aggregate of $1.0 million in cash.  We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  We made no treasury purchases during 2009 or 2010 and at December 31, 2010, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  The CompX International Inc. 1997 Long-Term Incentive Plan (the “Plan”) provides for the award or grant of stock options, stock appreciation rights, performance grants and other awards to employees and other individuals who provide services to us.  Up to 1.5 million shares of Class A Common Stock may be issued pursuant to the Plan.  Employee stock options are granted at prices not less than the market price of our stock on the date of grant, vest over five years and expire ten years from the date of grant.  The following table sets forth changes in outstanding options during the past three years.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted average exercise price
	(In 000’s)		(In 000’s)

Outstanding at December 31, 2007	349	$12.15 – 20.00	$6,643	$19.03

Canceled	(215)	20.00	(4,300)	20.00

Outstanding at December 31, 2008	134	$12.15 – 19.25	$2,343	$17.49

Canceled	(53)	15.88 - 18.38	(936)	17.66

Outstanding at December 31, 2009	81	$12.15 – 19.25	$1,407	$17.37

Canceled	(63)	18.38 - 19.25	(1,168)	18.54

Outstanding at December 31, 2010	18	$12.15 – 14.30	$239	$13.28

Outstanding options at December 31, 2010 represent less than 1% of our total outstanding shares of common stock at that date and expire at various dates through 2012 with a weighted-average remaining term of approximately 1 year.  Our market price per share at December 31, 2010 was $11.50.  All of the fully-vested 18,000 outstanding options at December 31, 2010 were exercisable at prices higher than the December 31, 2010 market price per share.  At December 31, 2010, an aggregate of 980,820 shares were available for future grants.  Shares issued under the Plan are generally newly-issued shares.  No stock options were exercised in 2008, 2009, or 2010.

Note 9 – Assets held for sale:

Our assets held for sale at December 31, 2010, consist of a facility in River Grove, Illinois and land in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in our operations.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the River Grove facility (the more significant of these two properties).  Based on this appraisal, we recorded a write-down of $500,000 during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  This charge is included in corporate operating expense.  During the fourth quarter of 2010, we obtained an independent appraisal for the land in Neenah.  Based on this appraisal, the carrying value of the asset approximates the fair value less cost to sell and therefore no adjustment to the carry value was deemed necessary.  The appraisals represent a Level 2 input as defined by ASC 820-10-35.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

Note 10 – Restructuring:

In November of 2010, management approved a restructuring plan for our Furniture Components segment to move precision slide production from our Byron Center, Michigan facility to our other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan.  The move will reduce the number of facilities where we produce precision slides from three to two and is expected to enhance the operating efficiency of our precision slide production capacity.  The move should be completed by the end of April 2011.  We will continue to use the Byron Center facility, primarily as a U.S. sales and distribution center, subsequent to the move.

The move will result in the elimination of approximately 100 full time positions at the Byron Center facility with expected severance costs of approximately $190,000 to be expensed primarily in the first quarter of 2011.  A significant portion of the machinery and equipment will be relocated to the facility in Kitchener, Ontario with expected move costs of approximately $700,000 to be expensed as incurred, primarily during the first quarter of 2011.    The total cash expenditure associated with the relocation of the precision slide production consists principally of the severance and relocation costs.  Costs incurred in 2010, and accrued amounts as of December 31, 2010 relating to the restructuring plan were not significant.

Note 11 – Other non-operating income, net:

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Interest income	$389	$43	$345
Other income (expense), net	(149)	2	34

Total	$240	$45	$379

Note 12 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note, as amended on December 31, 2010, with NL whereby we agreed to loan NL up to $8.0 million.  Our loans to NL will bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2012 (and in any event no later than December 31, 2012), with interest payable quarterly.  The principal amount we lend to NL at any time is at our discretion. As of December 31, 2010, we have no loans outstanding to NL.

On May 13, 2010 we purchased from NL and one of its wholly-owned subsidiaries, for $15.0 million in cash, all of their right, title and interest in (i) a subordinated secured mortgage note receivable dated October 15, 2008 and in the original principal amount of $15.0 million executed by Sayreville Seaport Associates, L.P., a Delaware limited partnership, and originally payable to NL and its subsidiary, and (ii) certain other documents related to the note receivable.  We purchased the promissory note for our investment purposes.  The promissory note bears interest at LIBOR plus 2.75%, payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by a real estate developer’s ground lease on certain real property, formerly owned by NL and its subsidiary and taken from them in condemnation proceedings, and all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In certain circumstances, including but not limited to the developer’s failure to repay the promissory note at its stated maturity, we have the right to demand, and we have so demanded, repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, which right is not subordinated to the developer’s senior indebtedness.  The developer and the developer’s equity partner have disputed our right to receive such prepayment prior to October 2011.  In addition, NL has provided a guarantee for any amounts due but unpaid under the promissory note.  In order to complete the purchase of the promissory note, we entered into an amendment to our revolving $37.5 million Credit Agreement on May 10, 2010.  The amendment enabled us to borrow $5.0 million under the Credit Agreement, which we utilized along with $10.0 million of existing cash to complete the purchase.  The purchase was also approved by the independent members of our board of directors.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.1 million in 2008, $3.2 million in 2009 and $3.1 million in 2010.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.2 million in 2008, $1.1 million in 2009 and $1.1 million in 2010.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2011.

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

Note 13 - Commitments and contingencies:

Legal proceedings.  We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by our Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. On July 9, 2010, the ITC issued its final ruling that we had not infringed on the Humanscale patent and that the patent is invalid.  Humanscale has chosen not to appeal the ITC’s ruling.  Humanscale also had previously filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against us involving the identical patent in question in the ITC case.  That claim was stayed by the Court pending the outcome of the ITC case.  With the issuance of the final determination in the ITC case, Humanscale filed for dismissal of their action in the U.S. District Court which was granted in November 2010.

On March 30, 2009, we filed in the U.S. District Court for the Eastern District of Virginia a counterclaim of patent infringement against Humanscale for infringement of certain of our keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to our counterclaims with the jury finding that Humanscale infringed on our patents and awarded damages to us of approximately $20 million for past royalties.  The judge issued the final judgment on October 19, 2010 which confirms the jury verdict and award of damages in the amount of approximately $20 million.  Humanscale has appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.  Due to the uncertain nature of the on-going legal proceedings, we have not accrued a receivable for the amount of the award.

In November 2010, the United States Patent and Trademark Office (the “USPTO”) issued to Humanscale two new patents that cover designs of keyboard support mechanisms that were not at issue in our already ongoing litigation with Humanscale. In conjunction with obtaining the new patents, Humanscale filed a complaint in the U.S. District Court for the Southern District of Texas, primarily asserting that we were infringing upon the two patents.  At the same time, we filed a complaint in the U.S. District Court for the Western District of Michigan seeking a declaratory judgment that our products do not infringe upon the newly issued patents and that those patents are also invalid on several grounds under the Patent and Trademark Act.  We have filed a motion with the Texas court, which it has not ruled on, to dismiss Humanscale’s complaint or transfer the case to the Michigan court.  Humanscale filed a motion with the Michigan court to either dismiss our complaint or transfer the case to the Texas court.  The Michigan court ruled against Humanscale’s motion and ordered that the case be tried in Michigan.  In addition, in December 2010 we filed requests with the USPTO to reconsider certain claims of the newly issued patents, which requests were denied in February 2011; we intend to file a petition of appeal of the denials with the Commissioner of the USPTO.  We deny any infringement related to the newly issued patents, and intend to defend against any such claim vigorously.

As any damages relating to patent infringement claims would only accrue after a patent has been issued, and considering the small volume of our products sold since such issuance that could be covered by the claim of infringement, liability, if any, to us from such claim of infringement would not be significant as of December 31, 2010.

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

We have agreed to a policy with Contran and NL providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  NL has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 35% of sales in 2008, 39% in 2009 and 38% in 2010.  No customer accounted for more than 10% of our sales in 2008, 2009 or 2010.

Rent expense, principally for buildings, was $461,000 in 2008, $478,000 in 2009 and $464,000 in 2010.  At December 31, 2010, future minimum rentals under noncancellable operating leases are shown below.

Years ending December 31,	Amount
(In thousands)

2011	$413
2012	257
2013	2
2014	-
2015	-

Total	$672

Note 14 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31,		December 31,
	2009		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Cash and cash equivalents	$20,788	$20,788	$13,919	$13,919
Accounts receivable, net	11,690	11,690	14,601	14,601
Promissory note receivable	-	-	15,000	15,000

Accounts payable	4,309	4,309	4,890	4,890
Long-term debt – (including current maturities)	42,230	42,230	45,230	45,230

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair values of our variable-rate promissory note receivable and long-term debt are deemed to approximate book value.  The fair values of our promissory note receivable and long-term debt are Level 2 inputs as defined by ASC Topic 820-10-35.

Note 15 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2009:
Net sales	$28.5	$29.2	$29.4	$29.0
Gross profit	4.8	6.2	7.0	5.8	(b)
Operating loss	(0.9)	(0.9)	(0.1)	(2.0	)(a)
Net income (loss)	(0.6)	(1.6)	0.5	(0.3	)(b)

Basic and diluted earnings (loss) per share	$(.05)	$(.13)	$.04	$(.03)

2010:
Net sales	$32.8		$34.4	$35.7	$32.3
Gross profit	9.1		8.9	9.7	8.3
Operating income	1.7		2.9	3.1	1.5	(a)
Net income (loss)	(1.0	)(c)	1.7	1.7	0.6

Basic and diluted earnings (loss) per share	$(.08)		$.14	$.13	$.05

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

(a) We recorded $2.1 million and $288,000 of patent litigation expense in the fourth quarter of 2009 and 2010, respectively.  See Note 13.
(b) In the fourth quarter of 2009, we recognized an inventory adjustment to correct an error in the valuation of certain of our raw material inventories at one of our locations, which negatively impacted gross profit by approximately $300,000.  Net income in the fourth quarter of 2009 includes a $190,000 charge, net of income tax, or $.02 per diluted share, related to this item.
(c) Includes a $1.9 million provision for deferred income taxes on pre-2005 undistributed earnings of our Taiwanese subsidiary.  See Note 7 to our Consolidated Financial Statements.