Form 10-Q
period 2011-03-31
COMPX INTERNATIONAL INC
filed 2011-05-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011	Commission file number 1-13905

COMPX INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

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

Number of shares of common stock outstanding on April 28, 2011:
Class A:   2,375,307
Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2010	March 31, 2011
		(unaudited)

Current assets:
Cash and cash equivalents	$13,919	$4,664
Accounts receivable, net	14,601	15,844
Inventories, net	18,424	19,434
Other current assets	1,050	2,378
Deferred income taxes	2,366	2,366
Promissory note receivable	15,000	15,000

Total current assets	65,360	59,686

Other assets:
Goodwill	31,452	31,434
Other intangible assets	840	701
Assets held for sale	2,415	2,415
Other assets	102	100

Total other assets	34,809	34,650

Property and equipment:
Land	12,646	12,641
Buildings	39,934	40,424
Equipment	123,725	125,226
Construction in progress	965	1,456
	177,270	179,747

Less accumulated depreciation	117,367	120,552

Net property and equipment	59,903	59,195

Total assets	$160,072	$153,531

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2010	March 31, 2011
		(unaudited)
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	16,182	12,413
Interest payable to affiliate	876	4
Income taxes payable to affiliate	1,087	846
Income taxes	907	1,752

Total current liabilities	20,052	16,015

Noncurrent liabilities:
Long-term debt	44,230	36,980
Deferred income taxes	11,889	13,892
Other noncurrent liabilities	6	8

Total noncurrent liabilities	56,125	50,880

Stockholders' equity:
Preferred stock	-	-
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,982	54,982
Retained earnings	16,486	18,930
Accumulated other comprehensive income	12,303	12,600

Total stockholders' equity	83,895	86,636

Total liabilities and stockholders’ equity	$160,072	$153,531

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2010	2011
	(unaudited)

Net sales	$32,800	$34,777
Cost of goods sold	23,701	26,096

Gross profit	9,099	8,681

Selling, general and administrative expense	5,795	6,156
Other operating income (expense):
Litigation settlement gain	-	7,468
Litigation expense	(1,568)	(227)
Facility consolidation costs	-	(1,006)

Operating income	1,736	8,760

Other non-operating income, net	22	130
Interest expense	(197)	(212)

Income before income taxes	1,561	8,678

Provision for income taxes	2,524	4,687

Net income (loss)	$(963)	$3,991

Basic and diluted income (loss) per common share	$(.08)	$.32

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted income (loss) per share	12,370	12,375

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended March 31,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(963)	$3,991
Depreciation and amortization	1,964	1,748
Deferred income taxes	1,546	1,833
Other, net	166	147
Change in assets and liabilities:
Accounts receivable, net	(3,777)	(1,126)
Inventories, net	(1,134)	(992)
Accounts payable and accrued liabilities	(436)	(4,877)
Accounts with affiliates	960	(187)
Income taxes	34	832
Other, net	(856)	(1,224)

Net cash provided by (used in) operating activities	(2,496)	145

Cash flows from investing activities:
Capital expenditures	(446)	(575)
Note receivable from affiliate:
Advances	(7,000)	-
Collections	3,000	-

Net cash used in investing activities	(4,446)	(575)

Cash flows from financing activities:
Dividends paid	(1,546)	(1,547)
Repayment of long-term debt	-	(3,000)
Repayment of loan from affiliate	-	(4,250)
Other, net	(28)	-

Net cash used in financing activities	(1,574)	(8,797)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(8,516)	(9,227)
Currency translation	107	(28)
Cash and cash equivalents at beginning of period	20,788	13,919

Cash and cash equivalents at end of period	$12,379	$4,664

Supplemental disclosures – cash paid for:
Interest	$47	$1,072
Income taxes paid, net	(7)	2,263

Non-cash investing and financing activity -
Accrual for capital expenditures	$112	$133

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2011

(In thousands)

(unaudited)

					Accumulated other
			Additional		comprehensive income		Total
	Common Stock		paid-in	Retained	Currency	Hedging	stockholders'	Comprehensive
	Class A	Class B	capital	earnings	translation	derivatives	equity	income

Balance at December 31, 2010	$24	$100	$54,982	$16,486	$12,303	$-	$83,895

Net income	-	-	-	3,991	-	-	3,991	$3,991

Other comprehensive income, net	-	-	-	-	165	132	297	297

Cash dividends	-	-	-	(1,547)	-	-	(1,547)	-

Balance at March 31, 2011	$24	$100	$54,982	$18,930	$12,468	$132	$86,636

Comprehensive income								$4,288

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (AMEX: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2011. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components).  At March 31, 2011, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011 (the “2010 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments)in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended March 31, 2011 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended March 31,
	2010	2011
	(In thousands)
Net sales:
Security Products	$16,662	$17,788
Furniture Components	14,116	14,895
Marine Components	2,022	2,094

Total net sales	$32,800	$34,777

Operating income (loss):
Security Products	$3,383	$3,574
Furniture Components *	7	6,874
Marine Components	(369)	(355)
Corporate operating expenses	(1,285)	(1,333)

Total operating income	1,736	8,760

Other non-operating income, net	22	130
Interest expense	(197)	(212)

Income before income taxes	$1,561	$8,678

Intersegment sales are not material.

* Furniture Components operating income includes: (i) a patent litigation settlement gain of $7.5 million in the first quarter of 2011 discussed in Note 10, (ii) patent litigation expenses of $1.6 million and $227,000 in the first quarter of 2010 and 2011, respectively, and (iii) facility consolidation costs of approximately $1.0 million in the first quarter of 2011 discussed in Note 7.

Note 3 – Inventories, net:

	December 31, 2010	March 31, 2011
	(In thousands)
Raw materials:
Security Products	$2,174	$2,421
Furniture Components	3,325	3,124
Marine Components	894	1,116

Total raw materials	6,393	6,661

Work-in-process:
Security Products	5,178	5,498
Furniture Components	1,068	1,669
Marine Components	434	398

Total work-in-process	6,680	7,565

Finished goods:
Security Products	1,720	1,660
Furniture Components	2,717	2,667
Marine Components	914	881

Total finished goods	5,351	5,208

Total inventories, net	$18,424	$19,434

Note 4 – Accounts payable and accrued liabilities:

	December 31, 2010	March 31, 2011
	(In thousands)

Accounts payable	$4,890	$4,686
Accrued liabilities:
Employee benefits	8,345	5,014
Taxes other than on income	479	531
Insurance	641	469
Customer tooling	561	454
Professional	487	353
Other	779	906

Total	$16,182	$12,413

Note 5 – Long-term debt:

	December 31, 2010	March 31, 2011
	(In thousands)

Revolving bank credit facility	$3,000	$-
Promissory note payable to affiliate	42,230	37,980

Total debt	45,230	37,980
Less current maturities	1,000	1,000

Total long-term debt	$44,230	$36,980

In February 2011, we repaid all of the $3.0 million which was outstanding at December 31, 2010 on the revolving credit facility.

The promissory note payable to affiliate was amended in September 2009 resulting in the deferral of interest payments and postponement of quarterly principal payments on the promissory note until March 2011.  As such, in March 2011 we paid our required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million.  In addition, we prepaid $4.0 million principal amount on the promissory note.  The interest rate on the promissory note at March 31, 2011 was 1.3%.

Note 6 – Provision for income taxes:

	Three months ended March 31,
	2010	2011
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$546	$3,037
Non–U.S. tax rates	(58)	(711)
Incremental U.S. tax on earnings of foreign subsidiaries	2,028	2,318
State income taxes and other, net	8	43

Total income tax expense	$2,524	$4,687

In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 10.

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

Note 7 – Facility consolidation costs:

In November of 2010, management approved a restructuring plan for our Furniture Components segment to move precision slide production from our Byron Center, Michigan facility to our other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan.  The move, which was completed in April 2011, reduced the facilities where we produce precision slides from three to two and is expected to enhance the operating efficiency of our precision slide production capacity.  We will continue to use the Byron Center facility, primarily as a U.S. sales and distribution center.  As of March 31, 2011, approximately $168,000 related to severance costs and approximately $1.0 million related to the relocation of machinery and equipment from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first quarter of 2011.  Additional severance and equipment relocation costs subsequent to March 31, 2011 are not expected to be material.

Note 8 – Currency forward exchange contracts:

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by ASC Topic 820-10-35.  At March 31, 2011, we held a series of contracts to exchange an aggregate of U.S. $6.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $0.99 per U.S. dollar.  These contracts qualified for hedge accounting and mature through September 2011.  The exchange rate was $0.97 per U.S. dollar at March 31, 2011.  The estimated fair value of the contracts was not material at March 31, 2011.  We had no currency forward contracts outstanding at December 31, 2010.

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31,		March 31,
	2010		2011
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$13,919	$13,919	$4,664	$4,664
Accounts receivable, net	14,601	14,601	15,844	15,844
Promissory note receivable	15,000	15,000	15,000	15,000

Accounts payable	4,890	4,890	4,686	4,686
Long-term debt – (including current maturities)	45,230	45,230	37,980	37,980

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

Note 10 – Commitments and contingencies:

Legal proceedings.  Prior to March 9, 2011, we were involved in certain patent litigation with Humanscale Corporation, and in March 2011, we entered into a confidential settlementagreement with them.  Under the terms of the agreement, they paid our Canadian subsidiary approximately $7.5 million in cash (which is recognized as a litigation settlement gain in the first quarter of 2011), and we each agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products Segment we manufacture mechanical and electronic cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and general cabinetry applications.  Our Furniture Components Segment manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  We also manufacture stainless steel exhaust systems, gauges and electronic and mechanical throttle controls for the performance boat industry through our Marine Components Segment.

We reported operating income of $8.8 million in the first quarter of 2011 compared to $1.7 million in the same period of 2010.  Our operating income increased in 2011 primarily due to the net effects of:
▪	The positive impact of a litigation settlement gain recorded in the first quarter of 2011 as well as the positive impact of lower litigation expense in 2011;
▪	The positive impact of higher sales in 2011 from an increase in customer order rates across all business segments due to improved economic conditions in North America;
▪	The negative impact of relocation costs and production inefficiencies related to the consolidation of our precision slides facilities;
▪	The negative impact on margins in 2011 from higher raw material costs; and
▪	The negative impact of relative changes in foreign currency exchange rates in 2011.

Results of Operations

	Three months ended March 31,
	2010	%	2011	%
	(Dollars in thousands)

Net sales	$32,800	100.0%	$34,777	100.0%
Cost of goods sold	23,701	72.3	26,096	75.0

Gross profit	9,099	27.7	8,681	25.0

Operating costs and expenses	(5,795)	(17.7)	(6,156)	(17.7)
Litigation settlement gain	-	-	7,468	21.5
Litigation expenses	(1,568)	(4.8)	(227)	(0.7)
Facility consolidation costs	-	-	(1,006)	(2.9)

Operating income	$1,736	5.3%	$8,760	25.2%

Net sales.  Net sales increased 6% in the first quarter of 2011   compared to the same period of 2010.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  Our Security Products, Furniture Components and Marine Components Segments accounted for approximately 57%, 39% and 4%, respectively, of the total increase in sales. Security Products sales represented the largest percentage of the total increase in sales due to stronger sales to customers in the transportation market.  Marine Components accounted for the smallest percentage of the total increase in sales due to the smaller sales volume associated with that segment.

Cost of goods sold and gross profit.  Cost of goods sold as a percentage of sales increased by 3% in the first quarter of 2011 compared to the same period in 2010.  As a result, gross profit and related margin decreased over the same period. The decrease in gross profit is primarily due to the negative effect of production inefficiencies relating to the consolidation of two of our Furniture Components facilities, higher raw material costs that we were not able to fully recover through increases in our sales prices and the negative impact of relative changes in currency exchange rates.

Operating costs and expenses.  Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses were flat in the first quarter of 2011 compared to the same period in 2010.

Facility consolidation costs.  In the first quarter of 2011, our Furniture Components segment recorded approximately $1.0 million in relocation costs as a result of consolidating two of our precision slides facilities.  See Note 7 to our Condensed Consolidation Financial Statements.

Litigation.  The litigation settlement gain of approximately $7.5 million is discussed in Note 10 to the Condensed Consolidated Financial Statements.  Additionally, as a result of the settlement, legal expenses decreased approximately $1.3 million in the first quarter of 2011 compared to the same period of 2010.

Operating income.  Operating income improved to $8.8 million for the first quarter of 2011 compared to $1.7 million for the first quarter of 2010.  Operating income improved primarily due to the net effects of the litigation settlement gain in 2011 and related lower litigation expenses, and higher sales, partially offset by facility consolidation costs incurred in 2011 and related production inefficiencies, increases in raw material costs and the negative impact of relative changes in currency exchange rates.

Currency.  Our Furniture Components Segment has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.  Our Furniture Component segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Impact of changes in currency exchange rates - 2011 vs 2010 (in thousands)

	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2011 vs 2010
Impact on:
Net sales	$-	-	-	172	172
Operating income	(55)	(46)	9	(393)	(384)

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

Our geographic mix of pre-tax earnings and the U.S. deferred tax related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2010 and 2011 is higher than the 35% U.S. federal statutory income tax rate.  In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain.  See Notes 6 and 10 to the Condensed Consolidated Financials Statements.  Prior to the first quarter of 2010, we had not recognized a deferred tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  In the first quarter of 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended March 31,		%
	2010	2011	Change
	(In thousands)

Net sales:
Security Products	$16,662	$17,788	7%
Furniture Components	14,116	14,895	6%
Marine Components	2,022	2,094	4%

Total net sales	$32,800	$34,777	6%

Gross profit:
Security Products	$5,527	$5,844	6%
Furniture Components	3,348	2,588	(23%)
Marine Components	224	249	11%

Total gross profit	$9,099	$8,681	(5)

Operating income (loss):
Security Products	$3,383	$3,574	6%
Furniture Components	7	6,874	n.m.
Marine Components	(369)	(355)	4%
Corporate operating expenses	(1,285)	(1,333)	(4%)

Total operating income	$1,736	$8,760	405%

n.m. not meaningful

Security Products.  Security Products net sales increased 7% in the first quarter of 2011 compared to the same period last year.  The increase in sales is primarily due to improved customer order rates across most customers with a slightly greater increase among transportation market customers resulting from improved economic conditions in North America.  On a percentage basis, gross margin was flat in the first quarter of 2010 compared to the same period in 2011 as an approximate one percentage point decrease in margin due to higher raw material costs in 2011 was offset by an approximate one percentage point improvement in margin due to the increased leverage of fixed cost from the higher sales.  As a result, operating income percentage for the Security Products segment was also flat for the first quarter of 2010 compared to the first quarter of 2011.

Furniture Components.  Furniture Components net sales increased 6% in the first quarter of 2011 compared to the same period last year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin decreased from 24% in the first three months of 2010 to 17% in the first three months of 2011. The decrease in gross margin was primarily the result of (i) a five percentage point decrease in our variable contribution margin due to raw material cost increase as well as variable production inefficiencies relating to the consolidation of two facilities, and (ii) a two percentage point decrease relating to fixed manufacturing cost inefficiencies relating to the consolidation of facilities, each net of the negative impact of changes in currency exchange rates.  Furniture Components operating income includes: (i) a patent litigation settlement gain of $7.5 million in the first quarter of 2011, (ii) patent litigation expenses of $1.6 million and $227,000 in the first quarter of 2010 and 2011, respectively, and (iii) facility consolidation costs of approximately $1.0 million in the first quarter of 2011.  Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage decreased 7% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the decrease in gross margin as noted above.  See Note 10 and 7 to the Condensed Consolidated Financial Statements regarding the litigation settlement gain and the facility consolidation costs in the first quarter of 2011, respectively.

Marine Components.  Marine Components net sales increased 4% in the first quarter of 2011 as compared to the same period last year.  The increase in sales is primarily due to a slight improvement in the economic conditions of the North American recreational boating market segment where our products are sold.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin increased from 11% in the first quarter of 2010 to 12% in the first quarter of 2011, and the percentage of operating loss decreased 1% from the first three months of 2010 compared to the same period in 2011.

Outlook.  Demand for our products increased compared to the prior year as conditions in the overall economy continued to improve during 2011. While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing.  Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of our total cost of goods sold.  Compared to the first quarter of 2010, our cost of these raw materials increased in 2011 between approximately 8% and 20%.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time.  In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by commodity raw material cost pressures.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense.  With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-US operations.  We currently expect the U.S. dollar to continue to weaken during 2011 or remain below the rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010.  When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts.  However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

Liquidity and Capital Resources

Consolidated cash flows -

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash provided by operating activities for the first three months of 2011 increased by $2.6 million as compared to the first three months of 2010 primarily due to the net effects of:

•	Higher operating income in the first quarter of 2011 of $7.0 million (primarily as a result of a $7.5 million litigation settlement gain recognized in the first quarter of 2011);
•	Higher cash paid for income taxes in the first quarter of 2011 of approximately $2.3 million due to the timing of tax payments and refunds; and
•	Higher cash paid for interest of $1.0 million in 2011 due to timing of interest payments discussed in Note 5 to the Condensed Consolidated Financial Statements.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2010 to March 31, 2011 varied by segment. Generally we expect our average days’ sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter compared to the fourth quarter.  Security Products experienced a decrease in 2011 due to the timing of collections.  Overall, our March 31, 2011 days sales outstanding improved slightly from March 31, 2010.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2009	2010	2010	2011

Security Products	34 Days	42 Days	40 Days	37 Days
Furniture Components	40 Days	45 Days	44 Days	46 Days
Marine Components	33 Days	37 Days	34 Days	43 Days
Consolidated CompX	37 Days	43 Days	41 Days	41 Days

As shown below, our average number of days in inventory decreased slightly from December 31, 2010 to March 31, 2011.  For comparative purposes, we have provided March 31, 2010 numbers below.  The overall slight decrease in days in inventory was the result of the increase in sales in the first quarter of 2011 and the additional inventory built up at the end of December in advance of the facility consolidation that occurred during the first quarter of 2011.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2009	2010	2010	2011

Security Products	77 Days	74 Days	73 Days	73 Days
Furniture Components	44 Days	52 Days	58 Days	55 Days
Marine Components	109 Days	107 Days	143 Days	118 Days
Consolidated CompX	64 Days	67 Days	70 Days	68 Days

Investing activities.  Net cash used in investing activities totaled $575,000 in the first quarter of 2011 compared to net cash used of $4.4 million in the first quarter of 2010.  The decrease in net cash used by investing activities is primarily due to $4.0 million in net advances on a loan to affiliate during the first quarter of 2010.

Financing activities.  Net cash used by financing activities was $8.8 million in the first quarter of 2011 compared to net cash used of $1.6 million in the first quarter of 2010.  The change is primarily a result of a total of $7.3 million in principal repayments on long-term debt during the first quarter of 2011.  See Note 5 to the Condensed Consolidated Financial Statements.

Debt obligations.  At March 31, 2011, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility to fund working capital or capital expenditure needs in the near term. At March 31, 2011 we could borrow the full amount of the credit facility without violating debt covenants.  We were in compliance with all of our financial covenants at March 31, 2011.

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

Future cash requirements -

Liquidity.  Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for capital expenditures, investment activities or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we will incur indebtedness, primarily to fund capital expenditures or business combinations.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

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

Capital Expenditures.  Firm purchase commitments for capital projects in process at March 31, 2011 totaled $723,000.  Our 2011 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities.

Commitments and Contingencies.  See Note 10 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Recent accounting pronouncements –

There have been no recent accounting pronouncements affecting our consolidated financial statements for the period ended March 31, 2011.

Critical accounting policies –

There have been no changes in the first quarter of 2011 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report.

Forward-looking information –

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

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report, and to Note 8 to the Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our internal control over financial reporting during the quarter ended March, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2010 Annual Report for descriptions of certain legal proceedings.

ITEM 1A.	Risk Factors.

Reference is made to the 2010 Annual Report for a discussion of the risk factors related to our businesses.  There have been no material changes in such risk factors during the first three months of 2011.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

31.1*	Certification

31.2*	Certification

32.1*	Certification

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

COMPX INTERNATIONAL INC. (Registrant)
Date: May 2, 2011	By: /s/ Darryl R. Halbert Darryl R. Halbert Vice President, Chief Financial Officer and Controller