Form 10-Q
period 2011-06-30
COMPX INTERNATIONAL INC
filed 2011-08-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of common stock outstanding on July 28, 2011:

Class A:	2,386,107
Class B:	10,000,000

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	June 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,919	$5,149
Accounts receivable, net	14,601	17,630
Inventories, net	18,424	20,656
Prepaid and other	1,050	2,166
Deferred income taxes	2,366	2,366
Promissory note receivable	15,000	15,000

Total current assets	65,360	62,967

Other assets:
Goodwill	31,452	31,546
Other intangible assets	840	576
Assets held for sale	2,415	2,419
Other assets	102	113

Total other assets	34,809	34,654

Property and equipment:
Land	12,646	12,758
Buildings	39,934	40,387
Equipment	123,725	125,140
Construction in progress	965	1,483

	177,270	179,768

Less accumulated depreciation	117,367	121,462

Net property and equipment	59,903	58,306

Total assets	$160,072	$155,927

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2010	June 30, 2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	16,182	14,523
Interest payable to affiliate	876	4
Income taxes payable to affiliate	1,087	229
Income taxes	907	1,790

Total current liabilities	20,052	17,546

Noncurrent liabilities:
Long-term debt	44,230	36,730
Deferred income taxes	11,889	14,570
Other noncurrent liabilities	6	8

Total noncurrent liabilities	56,125	51,308

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,982	55,153
Retained earnings	16,486	19,012
Accumulated other comprehensive income	12,303	12,784

Total stockholders’ equity	83,895	87,073

Total liabilities and stockholders’ equity	$160,072	$155,927

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(Unaudited)

Net sales	$34,385	$35,241	$67,184	$70,018
Cost of goods sold	25,530	25,406	49,231	51,502

Gross profit	8,855	9,835	17,953	18,516

Selling, general and administrative expense	5,544	5,902	11,338	12,061
Other operating income (expense):
Litigation settlement gain	—	—	—	7,468
Litigation expense	(373)	—	(1,941)	(227)
Facility consolidation costs	—	(795)	—	(1,798)

Operating income	2,938	3,138	4,674	11,898

Other non-operating income, net	80	128	102	257
Interest expense	(223)	(187)	(420)	(399)

Income before income taxes	2,795	3,079	4,356	11,756

Provision for income taxes	1,075	1,448	3,599	6,135

Net income	$1,720	$1,631	$757	$5,621

Basic and diluted income per common share	$.14	$.13	$.06	$.45

Cash dividends per share	$.125	$.125	$.25	.25

Shares used in the calculation of basic and diluted income per share	12,373	12,381	12,371	12,378

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$757	$5,621
Depreciation and amortization	3,923	3,416
Deferred income taxes	462	2,556
Other, net	463	319
Change in assets and liabilities:
Accounts receivable, net	(5,206)	(2,946)
Inventories, net	(2,098)	(2,329)
Accounts payable and accrued liabilities	640	(2,777)
Accounts with affiliates	2,405	(804)
Income taxes	332	876
Other, net	(622)	(1,102)

Net cash provided by operating activities	1,056	2,830

Cash flows from investing activities:
Capital expenditures	(1,209)	(1,271)
Note receivable from affiliate:
Advances	(9,000)	—
Collections	9,000	—
Purchase of promissory note receivable	(15,000)	—
Proceeds from sale of fixed assets	—	100

Net cash used in investing activities	(16,209)	(1,171)

Cash flows from financing activities:
Borrowing under long-term debt	5,000	—
Repayment of long-term debt	—	(3,000)
Repayment of loan from affiliate	—	(4,500)
Dividends paid	(3,093)	(3,095)
Other, net	(28)	171

Net cash provided by (used in) financing activities	1,879	(10,424)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(13,274)	(8,765)
Currency translation	86	(5)
Cash and cash equivalents at beginning of period	20,788	13,919

Cash and cash equivalents at end of period	$7,600	$5,149

Supplemental disclosures – cash paid for:
Interest	$105	$1,243
Income taxes paid, net	407	3,531

Non-cash investing and financing activity – Accrual for capital expenditures	$58	$146

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2011

(In thousands)

(unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income		Total stockholders’ equity	Comprehensive income
	Class A	Class B			Currency translation	Hedging derivatives

Balance at December 31, 2010	$24	$100	$54,982	$16,486	$12,303	$—	$83,895

Net income	—	—	—	5,621	—	—	5,621	$5,621

Other comprehensive income, net	—	—	—	—	417	64	481	481

Issuance of common stock	—	—	171	—	—	—	171	—

Cash dividends	—	—	—	(3,095)	—	—	(3,095)	—

Balance at June 30, 2011	$24	$100	$55,153	$19,012	$12,720	$64	$87,073

Comprehensive income								$6,102

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (AMEX: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2011. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components). At June 30, 2011, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)
Net sales:
Security Products	$17,355	$18,396	$34,016	$36,185
Furniture Components	14,271	14,146	28,386	29,041
Marine Components	2,759	2,699	4,782	4,792

Total net sales	$34,385	$35,241	$67,184	$70,018

Operating income:
Security Products	$3,199	$3,788	$6,581	$7,361
Furniture Components *	1,078	765	1,085	7,640
Marine Components	(78)	(57)	(447)	(412)
Corporate operating expense	(1,261)	(1,358)	(2,545)	(2,691)

Total operating income	2,938	3,138	4,674	11,898

Other non-operating income, net	80	128	102	257
Interest expense	(223)	(187)	(420)	(399)

Income before income taxes	$2,795	$3,079	$4,356	$11,756

Intersegment sales are not material.

*	Furniture Components operating income includes the following:

•	a patent litigation settlement gain of $7.5 million in the first quarter of 2011 discussed in Note 10;

•	facility consolidation costs of approximately $795,000 and $1.8 million for the second quarter and first six months of 2011, respectively, as discussed in Note 7; and

•	patent litigation expenses of $373,000 and $1.9 million in the second quarter and first six months of 2010 compared to nil and $227,000 in the same comparative periods for 2011.

In July of 2011, we completed the acquisition of an ergonomic component products business for initial cash consideration of approximately $5 million, with additional cash consideration of up to approximately $1.5 million payable in the first quarter of 2013 contingent upon the acquired business achieving certain specified financial targets. The acquisition is intended to expand our Furniture Components ergonomics product line. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Note 3 – Inventories, net:

	December 31, 2010	June 30, 2011
	(In thousands)
Raw materials:
Security Products	$2,174	$2,518
Furniture Components	3,325	4,467
Marine Components	894	1,056

Total raw materials	6,393	8,041

Work-in-process:
Security Products	5,178	5,529
Furniture Components	1,068	1,283
Marine Components	434	410

Total work-in-process	6,680	7,222

Finished goods:
Security Products	1,720	1,663
Furniture Components	2,717	2,957
Marine Components	914	773

Total finished goods	5,351	5,393

Total inventories, net	$18,424	$20,656

Note 4 – Accounts payable and accrued liabilities:

	December 31, 2010	June 30, 2011
	(In thousands)
Accounts payable	$4,890	$5,660
Accrued liabilities:
Employee benefits	8,345	6,447
Taxes other than on income	479	498
Insurance	641	415
Customer tooling	561	377
Professional	487	248
Other	779	878

Total	$16,182	$14,523

Note 5 – Long-term debt:

	December 31, 2010	June 30, 2011
	(In thousands)

Revolving bank credit facility	$3,000	$—
Promissory note payable to affiliate	42,230	37,730

Total debt	45,230	37,730
Less current maturities	1,000	1,000

Total long-term debt	$44,230	$36,730

In February 2011, we repaid all of the $3.0 million which was outstanding at December 31, 2010 on the revolving credit facility. In July 2011, we borrowed approximately $5 million under our revolving credit facility in connection with the acquisition discussed in Note 2.

The promissory note payable to affiliate was amended in September 2009 resulting in the deferral of interest payments and postponement of quarterly principal payments on the promissory note until March 2011. As such, in March 2011 we paid our required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million. In addition, we prepaid $4.0 million principal amount on the promissory note. In the second quarter of 2011, we continued our regularly scheduled principal payment of $250,000 and related accrued interest for the quarter. The interest rate on the promissory note at June 30, 2011 was 1.3%.

Note 6 – Provision for income taxes:

	Six months ended June 30,
	2010	2011
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,525	$4,115
Non–U.S. tax rates	(185)	(876)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	2,328	2,742
State income taxes and other, net	(69)	154

Total income tax expense	$3,599	$6,135

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

Note 7 – Facility consolidation costs:

In November of 2010, management approved a restructuring plan for our Furniture Components segment to move precision slide production from our Byron Center, Michigan facility to our other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan. The move, which was completed in April 2011, reduced the facilities where we produce precision slides from three to two and is expected to enhance the operating efficiency of our precision slide production capacity. We will continue to use the Byron Center facility, primarily as a U.S. sales and distribution center. As of June 30, 2011, approximately $191,000 of severance costs and approximately $1.8 million of machinery and equipment relocation costs from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first six months of 2011. Additional severance and equipment relocation costs subsequent to June 30, 2011 are not expected to be material.

Note 8 – Currency forward exchange contracts:

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder’s functional currency. We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future. Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions. The quoted market prices for the forward contracts are a Level 1 input as defined by ASC Topic 820-10-35. At June 30, 2011, we held a series of contracts to exchange an aggregate of U.S. $3.3 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through September 2011. The exchange rate was $0.98 per U.S. dollar at June 30, 2011. The estimated fair value of the contracts was not material at June 30, 2011. We had no currency forward contracts outstanding at December 31, 2010.

Note 9 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2010		June 30, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Cash and cash equivalents	$13,919	$13,919	$5,149	$5,149
Accounts receivable, net	14,601	14,601	17,630	17,630
Promissory note receivable	15,000	15,000	15,000	15,000

Accounts payable	4,890	4,890	5,660	5,660
Long-term debt (including current maturities)	45,230	45,230	37,730	37,730

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

Note 10 – Commitments and contingencies:

Legal proceedings. Prior to March 9, 2011, we were involved in certain patent litigation with a competitor, and in March 2011, we entered into a confidential settlement agreement with the competitor. Under the terms of the agreement, the competitor paid our Canadian subsidiary approximately $7.5 million in cash (which is recognized as a litigation settlement gain in the first quarter of 2011), and we each agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

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

Note 11 – Recent Accounting Pronouncements:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financials Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material affect on our Condensed Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and will instead require comprehensive income be presented as a component of the Consolidated Statement of Income or as a separate statement immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

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

We reported operating income of $3.1 million in the second quarter of 2011 compared to $2.9 million in the same period of 2010. We reported operating income of $11.9 million for the six-month period ended June 30, 2011 compared to $4.7 million for the comparable period in 2010. Our operating income increased in 2011 primarily due to the net effects of:

•	The positive impact of a litigation settlement gain recorded in the first quarter of 2011 as well as the positive impact of lower litigation expense in 2011;

•

The positive impact of higher sales in 2011 from an increase in customer order rates primarily in Security Products and to a lesser extent in Furniture Components due to improved economic conditions in North America;

•	The negative impact in 2011 of relocation costs and production inefficiencies related to the consolidation of our precision slides facilities;

•	The negative impact on margins in 2011 from higher raw material costs; and

•	The negative impact of relative changes in foreign currency exchange rates in 2011.

Results of Operations

	Three months ended June 30,
	2010	%	2011	%
	(Dollars in thousands)
Net sales	$34,385	100%	$35,241	100%
Cost of goods sold	25,530	74	25,406	72

Gross profit	8,855	26	9,835	28
Operating costs and expenses	5,544	16	5,902	17
Litigation expense	373	1	—	—
Facility consolidation costs	—	—	795	2

Operating income	$2,938	9%	$3,138	9%

	Six months ended June 30,
	2010	%	2011	%
	(Dollars in thousands)
Net sales	$67,184	100%	$70,018	100%
Cost of goods sold	49,231	73	51,502	74

Gross profit	17,953	27	18,516	26
Operating costs and expenses	11,338	17	12,061	17
Litigation settlement gain	—	—	(7,468)	(11)
Litigation expense	1,941	3	227	—
Facility consolidation costs	—	—	1,798	3

Operating income	$4,674	7%	$11,898	17%

Net sales. Net sales increased 2% in the second quarter of 2011 and increased 4% in the first six months of 2011 as compared to the same periods of 2010. Net sales increased due to an increase in order rates from many of our customers resulting from improving economic conditions in North America. For the six-month period comparison, our Security Products, Furniture Components and Marine Components Segments accounted for approximately 77%, 23% and less than 1%, respectively, of the total increase in sales. Security Products sales represented the largest percentage of the total increase in sales due to stronger sales to customers in the transportation market. Marine Components sales were flat compared to the prior year periods due to the continued weak demand in the North American marine market.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased by 2% in the second quarter of 2011 compared to the same period in 2010 resulting in an increase in gross profit and related margin over the quarter. For the six-month period, cost of goods sold as a percentage of sales increased less than 1% compared to the same period in 2010 resulting in a slight decrease in gross profit and related margin.

Both the quarter and six month period comparisons were positively impacted by increased leverage of fixed costs from higher sales partially offset by the negative impact of higher raw material costs and relative changes in currency exchange rates. Additionally, the six month period comparison was negatively impacted by the effect of production inefficiencies relating to the consolidation of our Furniture Components facilities (primarily incurred in the first quarter of 2011) which, combined with other items noted above, more than offset the positive impact of the increased leverage of fixed costs.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and marketing expenses, as well as gains and losses on plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable for the second quarter and the six-month period of 2011 in relation to the same periods in 2010.

Facility consolidation costs. Our Furniture Components segment recorded approximately $795,000 and $1.8 million in relocation costs for the second quarter and for the six-month period, respectively, as a result of consolidating two of our precision slides facilities. See Note 7 to our Condensed Consolidation Financial Statements.

Litigation. The litigation settlement gain recorded in the first quarter 2011 of approximately $7.5 million is discussed in Note 10 to the Condensed Consolidated Financial Statements. Additionally, as a result of the settlement, legal expenses decreased approximately $373,000 and $1.7 million for the second quarter and first six-month period of 2011 compared to the same periods of 2010.

Operating income. Operating income improved slightly to $3.1 million for the second quarter of 2011 compared to $2.9 million for the second quarter of 2010 and improved to $11.9 million for the first six months of 2011 compared to $4.7 million for the same period in 2010. Operating income for the second quarter and six month period improved due to increased leverage of fixed costs from higher sales and lower litigation expense; partially offset by facility consolidation costs and related production inefficiencies, higher raw material costs and relative changes in currency exchange rates. Additionally, the six month period was positively impacted by the litigation settlement gain in 2011.

Currency. Our Furniture Components Segment has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. Our Furniture Component segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Three months ended June 30, 2011 vs. 2010 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2011 vs. 2010
Impact on:
Net Sales	$—	$—	$—	$160	$160
Operating income	122	89	(33)	(519)	(552)

Six months ended June 30, 2011 vs. 2010 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2011 vs. 2010
Impact on:
Net Sales	$—	$—	$—	$332	$332
Operating income	67	43	(24)	(912)	(936)

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

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended June 30,			Six months ended June 30,
	2010	2011	% Change	2010	2011	% Change
	(Dollars in thousands)
Net sales:
Security Products	$17,355	$18,396	6%	$34,016	$36,185	6%
Furniture Components	14,271	14,146	(1%)	28,386	29,041	2%
Marine Components	2,759	2,699	(2%)	4,782	4,792	—

Total net sales	$34,385	$35,241	2%	$67,184	$70,018	4%

Gross profit:
Security Products	$5,319	$5,971	12%	$10,846	$11,816	9%
Furniture Components	3,036	3,340	10%	6,384	5,927	(7%)
Marine Components	500	524	5%	723	773	7%

Total gross profit	$8,855	$9,835	11%	$17,953	$18,516	3%

Operating income:
Security Products	$3,199	$3,788	18%	$6,581	$7,361	12%
Furniture Components	1,078	765	(29%)	1,085	7,640	n.m.
Marine Components	(78)	(57)	27%	(447)	(412)	8%
Corporate operating expense	(1,261)	(1,358)	(8%)	(2,545)	(2,691)	(6%)

Total operating income	$2,938	$3,138	7%	$4,674	$11,898	155%

Gross margin as a percentage of net sales:
Security Products	31%	33%		32%	33%
Furniture Components	21%	24%		22%	20%
Marine Components	18%	19%		15%	16%
Total gross margin	26%	28%		27%	26%
Operating income margin:
Security Products	18%	21%		19%	20%
Furniture Components	8%	5%		4%	26%
Marine Components	(3%)	(2%)		(9%)	(9%)
Total operating income margin	9%	9%		7%	17%

n.m. not meaningful

Security Products. Security Products net sales increased 6% in each of the second quarter and first six months of 2011 compared to the same periods last year. The increase in sales is primarily due to improved customer order rates across most customers with a slightly greater increase among transportation market customers resulting from improved economic conditions in North America. As a percentage of net sales, gross margin increased approximately 2 percentage points for the quarter compared to the prior year, and operating income increased 3 percentage points, as the result of the positive impact of (i) an increase of 1 percentage point in variable contribution margin through a more efficient use of overhead due to the higher sales in 2011, (ii) a slightly more than 1 percentage point increase relating to improved coverage of fixed manufacturing costs from higher sales volume and lower depreciation expense due to assets that were fully depreciated in 2010, and (iii) greater leverage of selling, general and administrative costs due to the higher sales.

For the 2011 six month period compared to the same period in 2010, the gross margin and operating income percentages each improved 1 percentage point as the items noted above that impacted the second quarter results were partially mitigated by first quarter 2011 margins that were comparable to first quarter 2010.

Furniture Components. Furniture Components net sales decreased 1% in the second quarter of 2011 compared to the same period last year, and increased 2% in the first six months of 2011 compared to the same period in the prior year. The decrease in sales for the second quarter is primarily due to slightly lower ergonomic product sales in 2011 due to several one time customer projects in 2010 that were not repeated in 2011, partially offset by higher precision slide sales. The increase for the six month period is primarily due to an increase in customer order rates during the first quarter of 2011 across most customers resulting from improved economic conditions in North America.

Gross margin percentage increased by approximately 3 percentage points for the quarter and decreased by approximately 2 percentage points for the six month comparative period. The increase in gross margin percentage for the quarter was primarily due to a reduction in fixed manufacturing expenses as a result of the substantial completion of the consolidation of our Furniture Components facilities during the first quarter of 2011 partially offset by higher raw material costs and the negative impact of relative changes in currency exchange rates. The decrease in gross margin percentage for the six month period was primarily the result of higher raw material costs, the negative impact of relative changes in currency exchange rates and manufacturing inefficiencies incurred during the first quarter relating to the facility consolidation, partially offset by lower manufacturing costs subsequent to the completion of the facility consolidation. Because our Furniture Components facility consolidation was substantially completed in the first quarter, the unfavorable effect of manufacturing inefficiencies associated with such consolidation on our year-to-date gross margin percentage was substantially related to the first quarter of this year.

On a percentage basis, Furniture Components operating income decreased 3 percentage points for the quarter primarily due to facility consolidation expenses of $795,000 and the negative impact of relative changes in currency exchange rates partially offset by lower fixed manufacturing and litigation expenses. For the six month comparative period, Furniture Components operating income includes: (i) a patent litigation settlement gain of $7.5 million recognized in the first quarter of 2011, (ii) patent litigation expenses of $1.9 million and $227,000 in 2010 and 2011, respectively, and (iii) facility consolidation costs of approximately $1.8 million in 2011. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage decreased 3 percentage points in the first six months of 2011 compared to the first six months of 2010 primarily due to the decrease in gross margin for the comparative period as noted above. See Note 10 and 7 to the Condensed Consolidated Financial Statements regarding the litigation settlement gain and the facility consolidation costs in the first quarter of 2011, respectively.

In July of 2011, we completed an acquisition of an ergonomic component products business. See Notes 2 and 5 to our Condensed Consolidated Financial Statements. The acquisition is intended to expand our Furniture Components ergonomics product line.

Marine Components. Marine Components net sales, gross margin and operating income in the second quarter and first six months of 2011 were comparable to the same periods last year, as the economic conditions in the North American recreational boating market have not changed from prior year.

Outlook. Demand for our products increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. However, during the later part of the second quarter customer orders were flat which appeared to be consistent with the overall economic activity in North America during May and June. It is uncertain whether sales growth will return over the next several months or continue to be flat. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of our total cost of goods sold. Compared to the first six months of 2010, our cost of these raw materials increased in 2011 between approximately 14% and 22%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

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

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash provided by operating activities for the first six months of 2011 increased by $1.8 million as compared to the first six months of 2010 primarily due to the net effects of:

•	Higher operating income in the first six months of 2011 of $7.2 million (primarily as a result of a $7.5 million litigation settlement gain recognized in the first quarter of 2011);

•	Higher cash paid for income taxes in the first six months of 2011 of approximately $3.1 million due to the timing of tax payments and refunds; and

•	Higher cash paid for interest of $1.1 million in 2011 due to timing of interest payments discussed in Note 5 to the Condensed Consolidated Financial Statements.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2010 to June 30, 2011 varied by segment. For comparative purposes, we have provided December 31, 2009 and June 30, 2010 numbers below. Generally we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter compared to the fourth quarter. Overall, our June 30, 2011 days sales outstanding compared to December 31, 2010 is in line with our expectations.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2009	2010	2010	2011
Security Products	34 Days	40 Days	40 Days	42 Days
Furniture Components	40 Days	51 Days	44 Days	51 Days
Marine Components	33 Days	37 Days	34 Days	40 Days
Consolidated CompX	37 Days	45 Days	41 Days	46 Days

As shown below, our consolidated average number of days in inventory increased from December 31, 2010 to June 30, 2011. For comparative purposes, we have provided December 31, 2009 and June 30, 2010 numbers below. The overall increase in days in inventory is primarily due to higher inventory balances at Furniture Components as a result of the initial consolidation of inventory as a result of the facility consolidation. We expect the Furniture Components days in inventory to decline over the next several quarters as the operations improve the management of the inventory that has been combined at one facility. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2009	2010	2010	2011
Security Products	77 Days	68 Days	73 Days	71 Days
Furniture Components	44 Days	59 Days	58 Days	73 Days
Marine Components	109 Days	93 Days	143 Days	94 Days
Consolidated CompX	64 Days	64 Days	70 Days	74 Days

Investing activities. Net cash used in investing activities totaled $1.2 million in the first six months of 2011 compared to net cash used of $16.2 million in the first six months of 2010. The decrease in net cash used by investing activities is primarily due to the purchase of a promissory note receivable in 2010.

Financing activities. Net cash used by financing activities was $10.4 million in the first six months of 2011 compared to net cash used of $1.9 million in the first six months of 2010. The change is primarily due to a total of $7.5 million in principal repayments on long-term debt during the first quarter of 2011. See Note 5 to the Condensed Consolidated Financial Statements.

Debt obligations. At June 30, 2011, there were no amounts outstanding under our $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility to fund working capital or capital expenditure needs in the near term. In July 2011, we borrowed approximately $5 million under the revolving credit facility in connection with the acquisition discussed in Notes 2 and 5 to our Condensed Consolidated Financial Statements. At June 30, 2011 we could borrow the full amount of the credit facility without violating debt covenants. We were in compliance with all of our financial covenants at June 30, 2011.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. Other than noted above, there are no current expectations to borrow on the revolving credit facility to fund working capital, capital expenditures, debt service or dividends (if declared), lower future operating results could reduce or eliminate our amount available to borrow and restrict future dividends.

Future cash requirements –

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

Of the $5.1 million aggregate cash and cash equivalents at June 30, 2011, $3.0 million was held by our non-U.S. subsidiaries. The $15 million note receivable due in October 2011 is held directly by CompX.

In July of 2011, we completed an acquisition of an ergonomic component products business. See Notes 2 and 5 to our Condensed Consolidated Financial Statements.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2011 totaled $1.3 million. Our 2011 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities.

Commitments and Contingencies. See Note 10 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Recent accounting pronouncements –

See Note 11 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2011 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report.

Forward-looking information –

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2010 Annual Report for descriptions of certain legal proceedings.

ITEM 1A.	Risk Factors.

Reference is made to the 2010 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2011.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

10.1*	Fifth Amendment to Credit Agreement dated as of July 26, 2011 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association and Comerica Bank.

31.1*	Certification

31.2*	Certification

32.1*	Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 2, 2011	By:	/s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller