Form 10-Q
period 2011-09-30
COMPX INTERNATIONAL INC
filed 2011-11-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒.

Number of shares of common stock outstanding on October 28, 2011:

Class A:	2,386,107
Class B:	10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	September 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,919	$8,533
Accounts receivable, net	14,601	16,625
Inventories, net	18,424	19,982
Prepaid and other	1,050	1,287
Deferred income taxes	2,366	2,352
Promissory note receivable	15,000	15,000

Total current assets	65,360	63,779

Other assets:
Goodwill	31,452	34,026
Other intangible assets	840	2,279
Assets held for sale	2,415	6,661
Other assets	102	94

Total other assets	34,809	43,060

Property and equipment:
Land	12,646	11,242
Buildings	39,934	32,148
Equipment	123,725	123,292
Construction in progress	965	1,122

	177,270	167,804

Less accumulated depreciation	117,367	116,709

Net property and equipment	59,903	51,095

Total assets	$160,072	$157,934

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2010	September 30, 2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$5,842
Accounts payable and accrued liabilities	16,182	14,896
Interest payable to affiliate	876	3
Income taxes payable to affiliate	1,087	1,174
Income taxes	907	1,436

Total current liabilities	20,052	23,351

Noncurrent liabilities:
Long-term debt	44,230	36,480
Deferred income taxes	11,889	12,834
Other noncurrent liabilities	6	775

Total noncurrent liabilities	56,125	50,089

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	54,982	55,153
Retained earnings	16,486	18,551
Accumulated other comprehensive income	12,303	10,666

Total stockholders’ equity	83,895	84,494

Total liabilities and stockholders’ equity	$160,072	$157,934

Commitments and contingencies (Note 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)

Net sales	$35,740	$35,736	$102,924	$105,755
Cost of goods sold	26,042	27,202	75,272	78,704

Gross profit	9,698	8,534	27,652	27,051

Selling, general and administrative expense	5,901	5,745	17,239	17,807
Other operating income (expense):
Assets held for sale write-down	(500)	(1,135)	(500)	(1,135)
Litigation settlement gain	—	—	—	7,468
Litigation expense	(158)	—	(2,100)	(227)
Facility consolidation costs	—	(175)	—	(1,973)

Operating income	3,139	1,479	7,813	13,377

Other non-operating income, net	119	127	221	385
Interest expense	(263)	(218)	(683)	(617)

Income before income taxes	2,995	1,388	7,351	13,145

Provision for income taxes	1,325	302	4,924	6,437

Net income	$1,670	$1,086	$2,427	$6,708

Basic and diluted income per common share	$.13	$.09	$.20	$.54

Cash dividends per share	$.125	$.125	$.375	$.375

Shares used in the calculation of basic and diluted income per share	12,375	12,386	12,373	12,381

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$2,427	$6,708
Depreciation and amortization	5,871	5,259
Assets held for sale write-down	500	1,135
Deferred income taxes	(421)	885
Other, net	560	488
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(5,784)	(1,886)
Inventories, net	(2,144)	(872)
Accounts payable and accrued liabilities	270	(3,176)
Accounts with affiliates	3,090	141
Income taxes	2,360	585
Other, net	(910)	(950)

Net cash provided by operating activities	5,819	8,317

Cash flows from investing activities:
Capital expenditures	(1,472)	(1,772)
Acquisition, net of cash acquired	—	(4,903)
Note receivable from affiliate:
Advances	(9,000)	—
Collections	9,000	—
Purchase of promissory note receivable	(15,000)	—
Proceeds from sale of fixed assets	—	151

Net cash used in investing activities	(16,472)	(6,524)

Cash flows from financing activities:
Borrowing under long-term debt	5,000	5,294
Repayment of long-term debt	—	(3,006)
Repayment of loan from affiliate	—	(4,750)
Dividends paid	(4,640)	(4,643)
Other, net	(28)	171

Net cash provided by (used in) financing activities	332	(6,934)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(10,321)	(5,141)
Currency translation	185	(245)
Cash and cash equivalents at beginning of period	20,788	13,919

Cash and cash equivalents at end of period	$10,652	$8,533

Supplemental disclosures – cash paid (received) for:
Interest	$194	$1,402
Income taxes paid, net	(98)	4,850

Non-cash investing and financing activity – Accrual for capital expenditures	$54	$320

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2011

(In thousands)

(unaudited)

	Common Stock		Additional		Accumulated other comprehensive income		Total
			paid-in	Retained	Currency	Hedging	stockholders’	Comprehensive
	Class A	Class B	capital	earnings	translation	derivatives	equity	income

Balance at December 31, 2010	$24	$100	$54,982	$16,486	$12,303	$—	$83,895

Net income	—	—	—	6,708	—	—	6,708	$6,708

Other comprehensive loss, net	—	—	—	—	(997)	(640)	(1,637)	(1,637)

Issuance of common stock	—	—	171	—	—	—	171	—

Cash dividends	—	—	—	(4,643)	—	—	(4,643)	—

Balance at September 30, 2011	$24	$100	$55,153	$18,551	$11,306	$(640)	$84,494

Comprehensive income								$5,071

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (AMEX: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2011. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components). At September 30, 2011, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)
Net sales:
Security Products	$17,723	$18,077	$51,740	$54,261
Furniture Components	16,119	15,588	44,504	44,630
Marine Components	1,898	2,071	6,680	6,864

Total net sales	$35,740	$35,736	$102,924	$105,755

Operating income:
Security Products	$3,680	$3,550	$10,261	$10,911
Furniture Components *	1,630	711	2,715	8,351
Marine Components	(393)	(252)	(840)	(664)
Corporate operating expense **	(1,778)	(2,530)	(4,323)	(5,221)

Total operating income	3,139	1,479	7,813	13,377

Other non-operating income, net	119	127	221	385
Interest expense	(263)	(218)	(683)	(617)

Income before income taxes	$2,995	$1,388	$7,351	$13,145

Intersegment sales are not material.

*	Furniture Components operating income includes the following:

•	a patent litigation settlement gain of $7.5 million in the first quarter of 2011 discussed in Note 9;

•	facility consolidation costs of approximately $175,000 and $2.0 million for the third quarter and first nine months of 2011, respectively, as discussed in Note 7; and

•	patent litigation expenses of $158,000 and $2.1 million in the third quarter and first nine months of 2010 compared to nil and $227,000 in the same comparative periods for 2011.

**	Corporate operating expenses include a write-down on assets held for sale of approximately $500,000 in the third quarter and first nine months of 2010 compared to a $1.1 million write-down on assets held for sale in the same comparative periods for 2011. See Note 7.

On July 29, 2011, we completed the acquisition of 100% of the stock of a Canadian ergonomic component products company for initial cash consideration of the equivalent of approximately $4.9 million, net of approximately $3,000 of cash acquired, with potential additional cash consideration ranging from nil to approximately $1.5 million payable in the first quarter of 2013, contingent upon the acquired business achieving certain acquired product line sales targets during 2012. The estimated fair value of the contingent consideration recognized at the date of acquisition was $761,000. The acquisition is intended to expand our Furniture Components ergonomics product line. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements subsequent to the acquisition date. The purchase price has been preliminarily allocated among net assets acquired (pending completion of the final valuation), consisting of (i) net working capital (receivable, inventory and payables) of $950,000, (ii) identifiable intangibles other than goodwill of $2.0 million, (iii) goodwill of $3.0 million and (iv) deferred income tax liabilities of $450,000. The tangible and intangible net assets acquired (other than goodwill) were valued based upon a preliminary estimate of the fair value of such net assets, with the remainder of the purchase price allocated to goodwill. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Note 3 – Inventories, net:

	December 31, 2010	September 30, 2011
	(In thousands)
Raw materials:
Security Products	$2,174	$2,463
Furniture Components	3,325	3,711
Marine Components	894	1,047

Total raw materials	6,393	7,221

Work-in-process:
Security Products	5,178	5,634
Furniture Components	1,068	1,031
Marine Components	434	440

Total work-in-process	6,680	7,105

Finished goods:
Security Products	1,720	1,676
Furniture Components	2,717	3,248
Marine Components	914	732

Total finished goods	5,351	5,656

Total inventories, net	$18,424	$19,982

Note 4 – Accounts payable and accrued liabilities:

	December 31, 2010	September 30, 2011
	(In thousands)
Accounts payable	$4,890	$4,409
Accrued liabilities:
Employee benefits	8,345	6,959
Forward currency contracts	—	713
Taxes other than on income	479	698
Insurance	641	427
Customer tooling	561	348
Professional	487	302
Other	779	1,040

Total	$16,182	$14,896

Note 5 – Long-term debt:

	December 31, 2010	September 30, 2011
	(In thousands)

Revolving bank credit facility	$3,000	$4,842
Promissory note payable to affiliate	42,230	37,480

Total debt	45,230	42,322
Less current maturities	1,000	5,842

Total long-term debt	$44,230	$36,480

In February 2011, we repaid all of the $3.0 million which was outstanding at December 31, 2010 on the revolving credit facility. In July 2011, we borrowed the equivalent of approximately $5.3 million under our revolving credit facility in connection with the acquisition discussed in Note 2 (such borrowing was denominated in Canadian dollars, as permitted by the terms of the credit facility). Of the current maturities, $4.8 million relates to our revolving bank credit facility and $1.0 million relates to our note payable to affiliate discussed below.

The promissory note payable to affiliate was amended in September 2009 resulting in the deferral of interest payments and postponement of quarterly principal payments on the promissory note until March 2011. As such, in March 2011 we paid our required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million. In addition, we prepaid $4.0 million in principal on the promissory note. In the second and third quarters of 2011, we continued our regularly scheduled quarterly principal payment of $250,000 and related accrued interest for each quarter. The interest rate on the promissory note at September 30, 2011 was 1.2%.

In October 2011, we collected the $15.0 million principal amount due to us under our promissory note receivable, and subsequently made an additional $15.0 million prepayment on our promissory note payable to affiliate.

Note 6 – Provision for income taxes:

	Nine months ended September 30,
	2010	2011
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$2,573	$4,600
Non–U.S. tax rates	(358)	(899)
Incremental U.S. tax on earnings of non-U.S. subsidiaries	2,864	2,694
State income taxes and other, net	(155)	42

Total income tax expense	$4,924	$6,437

In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 9.

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

Note 7 – Facility consolidation costs:

In November 2010, management approved a restructuring plan for our Furniture Components segment to move precision slide production from our Byron Center, Michigan facility to our other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan. The move, which was substantially completed in April 2011, reduced the facilities where we produce precision slides from three to two and is expected to enhance the operating efficiency of our precision slide production capacity. As of September 30, 2011, approximately $191,000 of severance costs and approximately $2.0 million of machinery and equipment relocation costs from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first six months of 2011. No additional severance and equipment relocation costs are expected to be incurred subsequent to September 30, 2011.

At the time management approved the Furniture Components restructuring discussed above in November 2010, we intended to continue to utilize the Byron Center facility for light assembly and warehousing of product to service our U.S. customers. After operating the facility from the first quarter of 2011 to the latter part of the third quarter of 2011, we determined that continued use of the Byron Center facility for warehousing and light assembly was no longer necessary to serve our U.S. customers. Accordingly, in September 2011 management made the decision to sell the facility, at which time such facility met all of the criteria under GAAP to be classified as an “asset held for sale.” In classifying the facility (land and building) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets. In determining the estimated fair value of such assets, we obtained an independent appraisal. Based on this appraisal, we recognized a write-down of $910,000 during the third quarter of 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

At September 30, 2011 our assets held for sale consisted of the Byron Center facility discussed above and two additional properties (primarily land, building and building improvements) formerly used in our operations. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. During the third quarter of 2011 due to continued negative local market conditions, we obtained an updated independent appraisal for the River Grove facility, the most significant of these two properties. Based on this appraisal, we recognized an additional write-down of $225,000 during the third quarter of 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

These write-downs totaled $1.1 million in the third quarter of 2011 and are included in corporate operating expense. The appraisals represent a Level 2 input as defined by ASC 820-10-35. The carrying value of the remaining property is not significant. All three properties are being actively marketed; however, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of these assets.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2010		September 30, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Cash and cash equivalents	$13,919	$13,919	$8,533	$8,533
Accounts receivable, net	14,601	14,601	16,625	16,625
Promissory note receivable	15,000	15,000	15,000	15,000

Accounts payable	4,890	4,890	4,409	4,409
Long-term debt (including current maturities)	45,230	45,230	42,322	42,322

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

At September 30, 2011, we held a series of contracts to exchange an aggregate of U.S. $22.4 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was $1.03 per U.S. dollar at September 30, 2011. The estimated fair value of the contracts was a liability of approximately $713,000 at September 30, 2011. We had no currency forward contracts outstanding at December 31, 2010.

Note 9 – Commitments and contingencies:

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

Note 10 – Recent Accounting Pronouncements:

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

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and will instead require comprehensive income be presented as a component of the Consolidated Statement of Income or as a separate statement immediately following the Consolidated Statement of Income. Additionally, ASU 2011-05 will require us to present on the face of our financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and other comprehensive income are presented. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

In September of 2011 the FASB issued ASU 2011-08 Testing Goodwill for Impairment (the revised standard). ASU 2011-08 provides the option to first assess qualitatively whether events or circumstances exist to indicate a goodwill impairment may be present to determine whether further impairment testing is necessary. This standard will be effective for annual and interim goodwill testing beginning with our first quarter 2012 report, although early adoption is permitted. We do not believe the adoption of this standard will have a material affect on our Condensed Consolidated Financial Statements and we did not avail ourselves of the qualitative goodwill impairment assessment as part of our 2011 annual goodwill impairment analysis conducted during the third quarter.

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

We reported operating income of $1.5 million in the third quarter of 2011 compared to $3.1 million in the same period of 2010. We reported operating income of $13.4 million for the nine-month period ended September 30, 2011 compared to $7.8 million for the comparable period in 2010. Our operating income decreased in the third quarter of 2011 primarily due to a less favorable product sales mix and higher raw material costs in 2011 compared to 2010 and the negative impact of a write-down on assets held for sale of $1.1 million in the third quarter of 2011 as compared to a write-down on assets held for sale of $500,000 in the third quarter of 2010.

Our operating income increased for the nine-month period in 2011 primarily due to the net effects of:

•	The positive impact of a litigation settlement gain recorded in the first quarter of 2011 as well as the positive impact of lower litigation expense in 2011;

•	The positive impact of higher sales in the first six months of 2011 from an increase in customer order rates primarily in Security Products due to improved economic conditions in North America;

•	The negative impact in 2011 of relocation costs and production inefficiencies related to the consolidation of our precision slides facilities;

•	The negative impact on margins in 2011 from higher raw material costs;

•	The negative impact of write-downs on assets held for sale, as discussed above; and

•	The negative impact of relative changes in foreign currency exchange rates in 2011.

Results of Operations

	Three months ended September 30,
	2010	%	2011	%
	(Dollars in thousands)
Net sales	$35,740	100%	$35,736	100%
Cost of goods sold	26,042	73	27,202	76

Gross profit	9,698	27	8,534	24
Operating costs and expenses	5,901	17	5,745	16
Assets held for sale write-down	500	1	1,135	3
Litigation expense	158	—	—	—
Facility consolidation costs	—	—	175	—

Operating income	$3,139	9%	$1,479	4%

	Nine months ended September 30,
	2010	%	2011	%
	(Dollars in thousands)
Net sales	$102,924	100%	$105,755	100%
Cost of goods sold	75,272	73	78,704	74

Gross profit	27,652	27	27,051	26
Operating costs and expenses	17,239	17	17,807	17
Litigation settlement gain	—	—	(7,468)	(7)
Litigation expense	2,100	2	227	—
Assets held for sale write-down	500	—	1,135	1
Facility consolidation costs	—	—	1,973	2

Operating income	$7,813	8%	$13,377	13%

Net sales. Net sales in the third quarter of 2011 were comparable to the third quarter of 2010, and increased 3% in the first nine months of 2011 as compared to the same periods of 2010. Net sales increased in the nine month period due to an increase in order rates from many of our customers during the first half of 2011 resulting from improving economic conditions in North America. Sales related to the July 2011 acquisition of an ergonomics component products business were not significant to the third quarter and nine-month periods of 2011. See Notes 2 and 5 to our Condensed Consolidated Financial Statements. For the nine-month period comparison, our Security Products, Furniture Components and Marine Components Segments accounted for approximately 89%, 4% and 7%, respectively, of the total increase in sales. Security Products sales represented the largest percentage of the total increase in sales due to stronger sales to customers in the transportation market.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales increased by 3% and 1% in the third quarter and in the first nine months of 2011 compared to the same periods in 2010 resulting in a decrease in gross profit and related margin.

Both the quarter and nine-month period comparisons were negatively impacted by higher raw material costs and the relative changes in currency exchange rates. Additionally, the nine-month period was partially offset by the positive impact of increased leverage of fixed costs from higher sales.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and marketing expenses, as well as gains and losses on plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable for the third quarter and the nine-month period of 2011 in relation to the same periods in 2010.

Litigation. The litigation settlement gain recorded in the first quarter 2011 of approximately $7.5 million is discussed in Note 9 to the Condensed Consolidated Financial Statements. Additionally, as a result of the settlement, legal expenses decreased approximately $158,000 and $1.9 million for the third quarter and first nine-month period of 2011 compared to the same periods of 2010.

Facility consolidation costs. Our Furniture Components segment recorded approximately $175,000 and $2.0 million in relocation costs for the third quarter and for the nine-month period, respectively, as a result of consolidating two of our precision slides facilities. See Note 7 to our Condensed Consolidation Financial Statements.

Assets held for sale write-down. During the third quarter of 2011, we recorded a write-down on assets held for sale totaling $1.1 million which is included in corporate operating expense. See Note 7 to the Condensed Consolidated Financial Statements. During the third quarter of 2010, we recorded a write down on assets held for sale of $500,000.

Operating income. Operating income decreased to $1.5 million for the third quarter of 2011 compared to $3.1 million for the third quarter of 2010 and improved to $13.4 million for the first nine months of 2011 compared to $7.8 million for the same period in 2010. Operating income for the third quarter decreased primarily due to the negative impact of higher raw material costs, a less favorable product sales mix and a $1.1 million write-down on assets held for sale in the third quarter of 2011 as compared to a $500,000 write-down on assets held for sale in the third quarter of 2010.

Operating income for the nine month comparative period improved primarily due to the positive impact of the litigation settlement gain in 2011 and lower related litigation expense, partially offset by facility consolidation costs and related production inefficiencies, higher raw material costs, a $1.1 million write-down on assets held sale in the third quarter of 2011 as compared to a $500,000 write-down on assets held for sale in the third quarter of 2010 and relative changes in currency exchange rates.

Currency. Our Furniture Components Segment has substantial operations and assets which are all located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. Our Furniture Component segment’s net sales were positively impacted while its operating income was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Three months ended September 30, 2011 vs. 2010 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2011 vs. 2010
Impact on:
Net Sales	$—	—	—	159	159
Operating income	(127)	369	496	(644)	(148)

Nine months ended September 30, 2011 vs. 2010 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2010	2011	Change	changes	2011 vs. 2010
Impact on:
Net Sales	$—	—	—	491	491
Operating income	(60)	412	472	(1,556)	(1,084)

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

Our geographic mix of pre-tax earnings and the U.S. deferred tax related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2010 and 2011 is higher than the 35% U.S. federal statutory income tax rate. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain. See Notes 6 and 9 to the Condensed Consolidated

Financials Statements. Prior to the first quarter of 2010, we had not recognized a deferred tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested. We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. In the first quarter of 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan. Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary. Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended September 30,			Nine months ended September 30,
	2010	2011	% Change	2010	2011	% Change
	(Dollars in thousands)
Net sales:
Security Products	$17,723	$18,077	2%	$51,740	$54,261	5%
Furniture Components	16,119	15,588	(3%)	44,504	44,630	—
Marine Components	1,898	2,071	9%	6,680	6,864	3%

Total net sales	$35,740	$35,736	—	$102,924	$105,755	3%

Gross profit:
Security Products	$5,770	$5,738	(1%)	$16,616	$17,554	6%
Furniture Components	3,753	2,552	(32%)	10,136	8,479	(16%)
Marine Components	175	244	39%	899	1,017	13%

Total gross profit	$9,698	$8,534	(12%)	$27,651	$27,050	(2%)

Operating income:
Security Products	$3,680	$3,550	(4%)	$10,261	$10,911	6%
Furniture Components	1,630	711	(56%)	2,715	8,351	208%
Marine Components	(393)	(252)	36%	(840)	(664)	21%
Corporate operating expense	(1,778)	(2,530)	(42%)	(4,323)	(5,221)	(21%)

Total operating income	$3,139	$1,479	(53%)	$7,813	$13,377	71%

Gross margin as a percentage of net sales:
Security Products	33%	32%		32%	32%
Furniture Components	23%	16%		23%	19%
Marine Components	9%	12%		13%	15%
Total gross margin	27%	24%		27%	26%
Operating income margin:
Security Products	21%	20%		20%	20%
Furniture Components	10%	5%		6%	19%
Marine Components	(21%)	(12%)		(13%)	(10%)
Total operating income margin	9%	4%		8%	13%

Security Products. Security Products net sales increased 2% in the third quarter and 5% in the first nine months of 2011 compared to the same periods last year. The increase in sales is primarily due to improved customer order rates across most customers with a slightly greater increase among transportation market customers resulting from improved economic conditions in North America. As a percentage of net sales, gross margin and operating income decreased approximately 1 percentage point for the third quarter of 2011 as compared to the prior year due to the net effects of (i) a decrease of 2 percentage points primarily due to higher raw material costs and (ii) a 1 percentage point increase primarily due to lower depreciation expense resulting from assets that became fully depreciated in 2010.

For the 2011 nine month period compared to the same period in 2010, the gross margin and operating income percentages were comparable as the impact of the items noted above on the third quarter comparisons were mitigated by first and second quarter 2011 margins that were slightly better than the comparable periods in 2010 that resulted from greater leverage of fixed manufacturing costs and selling, general and administrative costs with higher level of sales in each of the 2011 periods.

Furniture Components. Furniture Components net sales decreased 3% in the third quarter of 2011 compared to the same period last year, and were comparable in the first nine months of 2011 in relation to the same period in the prior year. The decrease in sales for the third quarter is primarily due to lower ergonomic product sales in 2011 due to several one time customer projects in 2010 that were not repeated or replaced in 2011, partially offset by approximately $600,000 of sales relating to the ergonomics component products business acquired in the third quarter of 2011. Lower ergonomic sales for the nine month period are offset by higher precision slide sales over the same comparative period.

Gross margin percentage decreased by approximately 7 percentage points for the quarter and by approximately 4 percentage points for the nine month comparative periods. The decrease in gross margin percentage for the third quarter was primarily due to (i) a 4 percentage point impact from negative changes in currency exchange rates, (ii) a 2 percentage point impact of lower ergonomic product sales which have higher margins than slide product sales and (iii) a one percentage point impact of higher steel costs that were recovered through surcharges but which negatively impacted margin percentage. The decrease in gross margin percentage for the nine month period was primarily due to (i) a 3 percentage point impact from negative changes in currency exchange rates and (ii) a 1 percentage point impact of higher steel costs that were recovered through surcharges but which negatively impacted margin percentage as surcharges increased sales with no additional contribution above the steel cost. The impact of the acquired ergonomics component business on gross margin percentage for the third quarter and for the nine-month period of 2011 was not significant.

On a percentage basis, Furniture Components operating income decreased 5 percentage points for the quarter primarily due to the above noted items impacting gross margin. For the nine month comparative period, Furniture Components operating income includes: (i) a patent litigation settlement gain of $7.5 million recognized in the first quarter of 2011, (ii) patent litigation expenses of $2.1 million and $227,000 in 2010 and 2011, respectively, and (iii) facility consolidation costs of approximately $2.0 million in 2011. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage decreased 4 percentage points in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the decrease in gross margin for the comparative period, as noted above. See Notes 9 and 7 to the Condensed Consolidated Financial Statements regarding the litigation settlement gain and the facility consolidation costs in the first quarter of 2011, respectively.

In July of 2011, we completed an acquisition of an ergonomic component products business for cash consideration of the equivalent of approximately $4.9 million. The acquisition is intended to expand our Furniture Components ergonomics product line. See Notes 2 and 5 to our Condensed Consolidated Financial Statements.

Marine Components. Marine Components net sales increased $173,000, or 9%, and increased $184,000, or 3%, the third quarter and nine month periods in 2011 compared to the same period in the prior year, respectively. As a percentage of net sales, gross margin and operating income increased for the third quarter and nine month periods of 2011 compared to the respective 2010 periods primarily due to increased leverage of fixed costs as a result of the higher sales in the third quarter and lower intangible amortization expense due to intangibles that became fully amortized in 2010 and the first six months of 2011.

Outlook. Demand for our products increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. However, during the later part of the second quarter and continuing into the third quarter, customer orders were flat which appeared to be consistent with the overall economic activity in North America during the that period. It is uncertain whether sales growth will return over the next several months. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of our total cost of goods sold. Compared to the first nine months of 2010, our cost of these raw materials increased in 2011 between approximately 14% and 24%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 9 to the Condensed Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense. With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-US operations. At the end of the third quarter the U.S. dollar significantly strengthened although we expect this to be temporary and expect the U.S. dollar will weaken during the fourth quarter and remain below rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates.

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash provided by operating activities for the first nine months of 2011 increased by $2.5 million as compared to the first nine months of 2010 primarily due to the net effects of:

•

Higher operating income in the first nine months of 2011 of $5.6 million (primarily as a result of a $7.5 million litigation settlement gain recognized in the first quarter of 2011, partially offset by $2.0 million in facility consolidation costs);

•	Higher cash paid for income taxes in the first nine months of 2011 of approximately $4.9 million due to the timing of tax payments and refunds; and

•	Higher cash paid for interest of $1.2 million in 2011 due to timing of interest payments discussed in Note 5 to the Condensed Consolidated Financial Statements.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2010 to September 30, 2011 varied by segment. For comparative purposes, we have provided December 31, 2009 and September 30, 2010 numbers below. Overall, our September 30, 2011 days sales outstanding compared to December 31, 2010 is in line with our expectations.

	December 31,	September 30,	December 31,	September 30,
Days Sales Outstanding:	2009	2010	2010	2011
Security Products	34 Days	42 Days	40 Days	39 Days
Furniture Components	40 Days	50 Days	44 Days	47 Days
Marine Components	33 Days	29 Days	34 Days	34 Days
Consolidated CompX	37 Days	45 Days	41 Days	42 Days

As shown below, our consolidated average number of days in inventory decreased from December 31, 2010 to September 30, 2011. For comparative purposes, we have provided December 31, 2009 and September 30, 2010 numbers below. The days in inventory at September 30, 2011 improved slightly from December 31, 2010 due to targeted inventory reduction initiatives. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2009	2010	2010	2011
Security Products	77 Days	68 Days	73 Days	72 Days
Furniture Components	44 Days	50 Days	58 Days	56 Days
Marine Components	109 Days	119 Days	143 Days	110 Days
Consolidated CompX	64 Days	63 Days	70 Days	67 Days

Investing activities. Net cash used in investing activities totaled $6.5 million in the first nine months of 2011 compared to net cash used of $16.5 million in the first nine months of 2010.

During 2011:

•	we had $1.8 in capital expenditures, and
•	we acquired an ergonomic component products business for $4.9 million.

During 2010:

•	we had $1.5 million in capital expenditures, and
•	we purchased a promissory note receivable for $15.0 million.

Financing activities. Net cash used by financing activities was $6.9 million in the first nine months of 2011 compared to net cash provided of $332,000 in the first nine months of 2010.

During 2011:

•	we repaid $3.0 million that was outstanding under our credit facility at December 31, 2010,

•	we borrowed $5.3 million in connection with our acquisition of an ergonomic products business,

•	we repaid $4.8 million in principal payments on our promissory note payable to affiliate, and
•	we paid $4.6 million, or $.375 per share, in dividends.

During 2010:

•	we borrowed $5.0 million under our credit facility, and
•	we paid $4.6 million, or $.375 per share, in dividends.

See Note 5 to the Condensed Consolidated Financial Statements.

Debt obligations. At September 30, 2011, there was approximately $4.8 million outstanding under our $37.5 million revolving credit facility that matures in January 2012. In the third quarter of 2011, we borrowed $5.3 million under the credit facility in connection with the acquisition discussed in Notes 2 and 5 to our Condensed Consolidated Financial Statements. At September 30, 2011 we could borrow the full amount of the remaining capacity of our credit facility without violating any debt covenants. We were in compliance with all of our financial covenants at September 30, 2011. Our credit facility expires in January 2012. We expect to renew the credit facility prior to its expiration.

At September 30, 2011, the outstanding balance of our promissory note payable to affiliate was $37.5 million. In October 2011, we collected the $15.0 million principal amount due to us under our promissory note receivable, and subsequently made a $15.0 million prepayment on the promissory note payable to affiliate. See Note 5 to the Condensed Consolidated Financial Statements.

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

We believe that cash generated from operations together with cash on hand, as well as, our ability to obtain additional external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for both the next twelve months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

Of the $8.5 million aggregate cash and cash equivalents at September 30, 2011, $4.3 million was held by our non-U.S. subsidiaries.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2011 totaled $1.5 million. Our 2011 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities.

Commitments and Contingencies. See Note 9 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2011 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2010 Annual Report for descriptions of certain legal proceedings.

ITEM 1A.	Risk Factors.

Reference is made to the 2010 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2011.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 2, 2011	By:	/s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller