Form 10-K
period 2011-12-31
COMPX INTERNATIONAL INC
filed 2012-03-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2011

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock ($.01 par value per share)	NYSE Amex

    Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such file).    Yes  ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.2 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $16.4 million.

As of February 27, 2012, 2,386,107 shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

General

CompX International Inc. (NYSE Amex: CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries. We are also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls for the performance marine industry. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

At December 31, 2011, (i) NL Industries, Inc. (NYSE: NL) owned 87% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock; and (iii) subsidiaries of Contran Corporation hold approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Our telephone number is (972) 448-1400. We maintain a website at www.compx.com.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC) and include, but are not limited to, the following:

•	Future demand for our products,

•	Changes in our raw material and other operating costs (such as steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

•	Demand for office furniture,

•	Price and product competition from low-cost manufacturing sources (such as China),

•	The impact of pricing and production decisions,

•	Customer and competitor strategies including substitute products,

•	Uncertainties associated with the development of new product features,

•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),

•	Future litigation,

•	Potential difficulties in integrating completed or future acquisitions,

•	Decisions to sell operating assets other than in the ordinary course of business,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	Our ability to comply with covenants contained in our revolving bank credit facility,

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,

•	The impact of current or future government regulations (including employee healthcare benefit related regulations),

•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems,

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),

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

Industry Overview

We manufacture engineered components that are sold to a variety of industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment. While a significant portion of our sales are to the office furniture market (32% in 2011 and 33% in each of 2010 and 2009), we continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk. See also Item 6 – “Selected Financial Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Segments

We currently have three operating business segments – Security Products, Furniture Components and Marine Components. For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

Manufacturing, Operations, and Products

Security Products. Our Security Products segment, with one manufacturing facility in South Carolina and one in Illinois shared with Marine Components, manufactures mechanical and electronic cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;

•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64 (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure)and TuBar®; and

•

our innovative eLock and StealthLock electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

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

Furniture Components. Our Furniture Components segment, with facilities in Canada and Taiwan, manufactures a complete line of precision ball bearing slides and computer keyboard, monitor and CPU support systems for use in applications such as file cabinets, desks, computer server racks, wall mounted computer applications, home appliances, tool storage cabinets, imaging equipment, automated teller machines and other applications. These products are manufactured to customer specifications and include:

•	our patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;

•	our patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as mechanic toolboxes, from opening while in movement;

•	our Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;

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

•

keyboard, monitor and CPU wall mounts that retract against a wall for use in healthcare environments such as hospital rooms where healthcare professionals need access to technology that can be recessed against a wall when not in use.

Marine Components. Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats. Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;

•	high performance gauges such as GPS speedometers and tachometers;

•	controls, throttles, steering wheels and other billet aluminum accessories; and

•	dash panels, LED lighting, rigging and other accessories.

Our business segments operated five manufacturing facilities at December 31, 2011. For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	coiled steel (used in the Furniture Components segment for the manufacture of precision ball bearing slides and ergonomic computer support systems);

•	zinc and brass (used in the Security Products segment for the manufacture of locking mechanisms);

•	stainless steel (used primarily in the Marine Components segment for the manufacture of exhaust headers and pipes and other components); and

•	plastic resins (used primarily in the Furniture Components segment for injection molded plastics employed in the manufacturing of ergonomic computer support systems).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 18% of our total cost of sales for 2011.

We occasionally enter into short-term supply arrangements for our commodity related raw materials to mitigate the impact of future increases in raw material prices that are affected by commodity markets. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which helps us stabilize our commodity related raw material costs to a certain extent. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 11 years at December 31, 2011. Our major trademarks and brand names include:

Security Products	Furniture Components	Marine Components
CompX® Security Products™	CompX® Precision Slides	Custom Marine®
National Cabinet Lock™ Fort Lock™ Fort® Timberline® Chicago Lock™ STOCK LOCKS™ KeSet® TuBar™ StealthLock® ACE® ACE® II CompX eLock® Lockview® Software System 64®	CompX® Waterloo™ CompX ErgonomX® Dyanslide™ Waterloo Furniture Components Limited™ WFC™	Livorsi® Marine Livorsi II® Marine CMI™ Industrial Mufflers Custom Marine™ Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® CompX Marine®

Sales, Marketing and Distribution.

A majority of our component sales are direct to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturers’ representatives. We select manufacturers’ representatives based on special skills in certain markets or relationships with current or potential customers.

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

In 2011, our ten largest customers accounted for approximately 37% of our total sales; however, no one customer accounted for more than 10% of our sales. Of the 37% of total sales, 15% related to three Security Products customers, 9% related to four Furniture Components customers and 13% related to three customers in both of our Security Products and Furniture Components segments. Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

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

International Operations

We have substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan. The majority of our 2011 non-U.S. sales are to customers located in Canada. These operations are subject to, among other things, currency exchange rate fluctuations. Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss. We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or a similar event. We cannot predict, however, whether events of this type in the future could have a material adverse effect on our operations. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 1 to the Consolidated Financial Statements.

Regulatory and Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”). Our operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees

As of December 31, 2011, we employed the following number of people:

United States	457
Canada(1)	254
Taiwan	83

Total	794

(1)

Approximately 74% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement. A new collective bargaining agreement, providing for wage increases from 1% to 2%, was ratified in January 2012 and expires January 2015.

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

•	Competitors may be able to drive down prices for our products beyond our ability to adjust costs because their costs are lower than ours, especially products sourced from Asia.

•	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.

•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.

•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.

•	We may not be able to sustain a cost structure that enables us to be competitive.

•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Sales for certain precision slides and ergonomic products are concentrated in the office furniture market, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of our products to the office furniture market accounted for approximately 32% in 2011 and 33% in each of 2010 and 2009 of our total net sales. The future growth, if any, of the office furniture market will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not have a material adverse affect on our business.

Our failure to enter into new markets would result in the continued significant impact of fluctuations in office furniture market demand on our operating results.

In an effort to reduce our dependence on the office furniture market for certain products and to increase our participation in other markets, we have been devoting resources to identify new customers and develop new applications for our products in markets outside of the office furniture market, such as home appliances, toolboxes, healthcare and server racks. Additionally, we seek to expand our product offering and enter new markets through acquisitions. Developing new applications for our products or acquiring new products through acquisitions involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets. We may not be successful in developing new customers or applications for our products or acquiring new product lines focused on markets outside of the office furniture industry. Significant time may be required to develop new applications and complete acquisitions and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of innovative features for current products is critical to sustaining and growing our sales.

Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As we attempt to introduce new product features in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Recent and future acquisitions could subject us to a number of operational risks.

A key component of our strategy is to grow and diversify our business through acquisitions. Our ability to successfully execute this component of our strategy entails a number of risks, including:

•	the identification of suitable growth opportunities;

•	an inaccurate assessment of acquired liabilities that were undisclosed or not properly disclosed;

•	the entry into markets in which we may have limited or no experience;

•	the diversion of management’s attention from our core businesses;

•	the potential loss of key employees or customers of the acquired businesses;

•	the potential of not identifying that acquired products infringe on the intellectual property rights of others;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Higher costs of our commodity related raw materials may decrease our liquidity.

Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Zinc and brass are the principal raw materials used in the manufacture of security products. Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity raw material costs. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

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

Facility Name	Business Segment	Location	Size (square feet)	Products Produced/ Distributed
Owned Facilities:
Waterloo(1)	FC	Kitchener, Ontario	276,000	Slides/ergonomic products
National (1)	SP	Mauldin, SC	198,000	Security products
Grayslake(1)	SP/MC	Grayslake, IL	120,000	Security products/ marine products
Custom(2)	MC	Neenah, WI	95,000	Marine products
Dynaslide(2)	FC	Taipei, Taiwan	38,400	Slides
Leased Facilities:
Dynaslide	FC	Taipei, Taiwan	38,400	Slides
Dynaslide	FC	Taipei, Taiwan	36,000	Slides
Distribution Center	SP/FC/MC	Rancho Cucamonga, CA	11,500	Security products/ ergonomic products/ marine products

SP – Security Products business segment

FC – Furniture Components business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facilities

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE Amex LLC (symbol: CIX). As of February 27, 2012, there were approximately 18 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period. On February 27, 2012, the closing price per share of our Class A common stock was $17.18.

	High	Low	Dividends paid
Year ended December 31, 2010
First Quarter	$9.30	$7.19	$.125
Second Quarter	14.75	9.21	.125
Third Quarter	13.80	9.14	.125
Fourth Quarter	12.12	9.67	.125
Year ended December 31, 2011
First Quarter	$16.25	$11.50	$.125
Second Quarter	15.94	11.75	.125
Third Quarter	14.73	12.30	.125
Fourth Quarter	16.40	12.50	.125
January 1, 2012 through February 27, 2012	$17.51	$15.12	$—

We paid regular quarterly dividends of $.125 per share during 2010 and 2011. In February of 2012, our board of directors declared a first quarter 2012 dividend of $.125 per share, to be paid on March 20, 2012 to CompX stockholders of record as of March 8, 2012. However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay. In this regard, our revolving bank credit facility places certain restrictions on the payment of dividends. We are limited to a $.125 per share quarterly dividend, not to exceed an aggregate of $8.0 million in any calendar year.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2006 through December 31, 2011. The peer group index is comprised of The Eastern Company and Leggett & Platt Inc. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2006 and reinvestment of dividends.

	December 31,
	2006	2007	2008	2009	2010	2011
CompX International Inc.	$100	$75	$29	$45	$72	$95
Russell 2000 Index	100	98	65	83	105	101
Peer Group	100	76	69	99	117	124

Equity compensation plan information. We have an equity compensation plan, approved by our stockholders, which provides for the discretionary grant to our employees and directors of, among other things, options to purchase our Class A common stock and stock awards. As of December 31, 2011, there were 9,200 options outstanding to purchase an equivalent number of shares of our Class A common stock, and approximately 978,820 shares of our Class A common stock were available for future grants or issuances. We do not have any equity compensation plans that were not approved by our stockholders.

In February 2012, our board of directors voted to replace the equity compensation plan with a new plan pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting. See Note 8 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. 2009 was a 53-week year, all other years shown are 52-week years.

	Years ended December 31,
	2007	2008	2009		2010		2011
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$177.7	$165.5	$116.1		$135.3		$138.8
Gross profit	45.2	40.3	23.8		36.0		35.2
Operating income (loss)	15.6	6.2 (1)	(4.0	)(2)	9.3	(2)	15.5	(2)(3)
Provision (benefit) for income taxes	6.9	7.2	(3.1)		5.7	(4)	7.4
Net income (loss)	$9.0	$(3.1)	$(2.0)		$3.1		$7.7
Diluted Earnings Per Share Data:
Net income (loss)	$.61	$(.25)	$(.16)		$.25		$.62
Cash dividends	$.50	$.50	$.50		$.50		$.50
Weighted average common shares outstanding	14.8	12.4	12.4		12.4		12.4
Balance Sheet Data (at year end):
Cash and other current assets	$68.2	$59.5	$55.1		$65.4		$47.4
Total assets	187.7	163.4	154.0		160.1		141.5
Current liabilities	18.9	17.0	14.6		20.1		18.8
Long-term debt and note payable to affiliate, including current maturities	50.0	43.0	42.2		45.2		24.2
Stockholders’ equity	104.1	91.3	85.0		83.9		84.7
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$11.9	$5.7	$15.3		$13.0		$16.0
Investing activities	(12.4)	(5.1)	(2.1)		(17.1)		7.2
Financing activities	(11.7)	(14.2)	(7.1)		(3.2)		(26.7)

(1)	Includes a $9.9 million goodwill impairment charge related to our Marine Components segment.
(2)	Includes litigation expense of $4.6 million in 2009, $2.4 million in 2010, and $227,000 in 2011. See Note 13 to our Consolidated Financial Statements.
(3)	Includes a 2011 patent litigation settlement gain of $7.5 million. See Note 13 to our Consolidated Financial Statements.
(4)	Includes a $1.9 million provision for deferred income taxes on pre-2005 undistributed earnings of our Taiwanese subsidiary. See Note 7 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and general cabinetry applications. Our Furniture Components segment manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage, healthcare and a variety of other applications. We also manufacture stainless steel exhaust systems, gauges and throttle controls for the performance and ski/wakeboard boat markets through our Marine Components segment.

Operating Income Overview

We reported operating income of $15.5 million in 2011 compared to operating income of $9.3 million in 2010 and an operating loss of $4.0 million in 2009. The comparison between 2011 and 2010 was primarily impacted by:

•	the positive impact of a litigation settlement gain in 2011 as well as the positive impact of lower litigation expense in 2011;

•	the positive impact of higher sales in 2011 from an increase in customer order rates primarily in Security Products due to improved economic conditions in North America;

•	the negative impact in 2011 of relocation costs and production inefficiencies related to the consolidation of our precision slides facilities;

•	the negative impact on margins in 2011 from higher raw material costs;

•	the negative impact of a higher write-down on assets held for sale in 2011; and

•	the negative impact of relative changes in foreign currency exchange rates in 2011.

The comparison between 2010 and 2009 was primarily impacted by:

•	the positive impact of higher sales in 2010 from an increase in customer order rates across all of our business segments due to improved economic conditions in North America;

•	improved margins in 2010 due to an increase in utilization of production capacity and improved coverage of fixed manufacturing costs from the above noted higher sales;

•	the positive impact of lower litigation expense in 2010; and

•	the negative impact of relative changes in foreign currency exchange rates in 2010.

Results of Operations–2011 Compared to 2010 and 2010 Compared to 2009

	Years ended December 31,			%Change
	2009	2010	2011	2009-10	2010-11
	(Dollars in millions)
Net sales	$116.1	$135.3	$138.8	16%	3%
Cost of goods sold	92.3	99.3	103.6	8%	4%

Gross profit	23.8	36.0	35.2	51%	(2%)

Operating costs and expenses	22.5	23.6	23.9	5%	1%
Litigation settlement	—	—	(7.5)	—	n.m.
Litigation expense	4.6	2.4	0.2	(48%)	(90%)
Facility consolidation costs	—	0.2	2.0	—	n.m.
Asset held for sale write-downs	0.7	0.5	1.1	(30%)	127%

Operating income (loss)	$(4.0)	$9.3	$15.5	331%	66%

Percent of net sales:
Cost of goods sold	80%	73%	75%
Gross margin	20%	27%	25%
Operating costs and expenses	19%	17%	17%
Litigation settlement	—	—	(5%)
Litigation expenses	4%	2%	—
Facility consolidation	—	—	1%
Asset held for sale write-down	1%	—	1%
Operating income (loss)	(3%)	7%	11%

n.m.—not meaningful

Net Sales. Net sales increased approximately $3.5 million in 2011 as compared to 2010 principally due to improved sales in the Security Products segment. Security Products experienced a significant increase in sales to customers in the leisure transportation industry as well as improved customer order rates across most customers as a result of some improvement in the economy and new specific customer projects. Furniture Components net sales were positively impacted by $1.9 million in sales relating to the July acquisition of an ergonomics component products business. See Note 2 to our Consolidated Financial Statements. The increase in sales was fully offset by a decrease in sales of our other ergonomics component products due to a decrease in customer projects associated with government spending. Additionally, we experienced a slight decline in overall demand for ergonomic products due to the somewhat discretionary nature of ergonomic products and the overall challenging economic environment. Net sales for Marine Components were comparable from 2010 to 2011.

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

Costs of Goods Sold and Gross Margin. Cost of goods sold increased from 2010 to 2011 primarily due to increased sales volumes. As a percentage of sales, gross margin decreased in 2011 from the prior year. The gross margin percentage was negatively impacted by higher raw material costs, inefficiencies relating to the 2011 consolidation of Furniture Components facilities and the relative changes in currency exchange rates, partially offset by the positive impact of increased leverage of fixed costs from higher sales. The gross margin impact relating to the above noted July 2011 acquistion of an ergonomics component products business was not significant.

Cost of goods sold increased from 2009 to 2010 primarily due to increased sales volumes. As a percentage of sales, gross margin increased in 2010 from the prior year. The increase in gross margin percentage is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Operating Costs and Expenses. Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable at 17% in 2011 and 2010. Operating costs and expenses as a percentage of net sales decreased 1% in 2010 compared to 2009 primarily due to selling, general and administrative costs increasing at a slower rate than sales volumes.

Litigation settlement gain and expenses. The litigation settlement gain recorded in 2011 of approximately $7.5 million is discussed in Note 13 to the Consolidated Financial Statements. Additionally, as a result of the settlement, legal expenses relating to Furniture Components decreased approximately $2.2 million in 2011 compared to 2010.

Patent litigation expenses relating to Furniture Components decreased $2.2 million in 2010 compared to 2009, primarily due to the timing of litigation proceedings, discussed above.

Assets Held for Sale Write-down. We recorded write-downs on assets held for sale of $1.1 million, $500,000 and $717,000 in 2011, 2010 and 2009, respectively, relating to certain facilities held for sale that are no longer in use. The write-downs are included in corporate operating expense. See Note 10 to the Consolidated Financial Statements.

Operating Income. The comparison of operating income for 2011 to 2010 was primarily impacted by:

•	the positive impact of a $7.5 million settlement gain in 2011 and lower related litigation expense of approximately $2.2 million;

•	the negative impact of $2.0 million of facility consolidation costs in 2011, and related production inefficiencies;

•	the negative impact of higher raw material costs;

•	the $1.1 million write-down on assets held for sale in 2011 compared to $500,000 in 2010; and

•	the negative $743,000 impact of relative changes in foreign currency exchange rates in 2011.

The comparison of operating income for 2010 to 2009 was primarily impacted by:

•

a $12.2 million improvement in gross profit in 2010 due to higher sales and continued control of fixed manufacturing costs, resulting in an increase in utilization of production capacity and improved coverage of fixed manufacturing costs;

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

Overall, fluctuations in currency exchange rates had the following effects on our Furniture Component segment’s net sales and operating income:

2010 vs 2011 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate changes	Total currency impact 2010 vs 2011
	2010	2011	Change
Impact on:
Net Sales	$—	$—	$—	$476	$476
Operating income	(354)	410	764	(1,507)	(743)

2009 vs 2010 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
Impact on:
Net Sales	$—	$—	$—	$999	$999
Operating income	(236)	(354)	(118)	(1,645)	(1,763)

The positive impact on sales for both comparative periods relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.

The negative impact on operating income for both comparative periods results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as coiled steel, zinc, copper, plastic resin and stainless steel. Total material costs represented approximately 53% of our cost of sales in 2011, with commodity related raw materials accounting for approximately 18% of our cost of sales. Worldwide commodity raw material costs declined in 2009 and began increasing in the second half of 2010 and continued increasing throughout 2011. We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which helps us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc, brass and coiled steel. We expect commodity related raw material prices to increase in 2012 in conjunction with higher demand as a result of the expected improvement in the world wide economy. These raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Other non-operating income, net

As summarized in Note 11 to the Consolidated Financial Statements, “other non-operating income, net” primarily includes interest income. Interest income was comparable at $373,000 in 2011 and $345,000 in 2010. Interest income in both periods includes interest on our $15 million promissory note receivable discussed in Note 12 to our Consolidated Financial Statements. Interest income increased approximately $302,000 in 2010 compared to 2009 primarily due to the higher interest earned on the $15 million note receivable purchased in May 2010 which carried an average interest rate of 3.15% during 2010. We expect our interest income to decrease in 2012 as a result of lower balances available for investment.

Interest expense

Interest expense was comparable from 2009 to 2010 and to 2011 as the significant reduction to the note payable to affiliate of $15.0 million was not paid until October 2011. The average interest rate on the note payable to affiliate at December 31, 2009, 2010, and 2011 was 1.92%, 1.34%, and 1.33%. In addition, we averaged $3.1 million and $2.4 million outstanding on our revolving credit facility (interest rate of 3.5% at December 31, 2010 and 4.4% at December 31, 2011) during 2010 and 2011, respectively. See Note 6 to the Consolidated Financial Statements. We expect our interest expense to decrease in 2012 as a result of lower debt balances outstanding.

Provision for income taxes

A tabular reconciliation between our effective income tax rate and the U.S. federal statutory income tax rate of 35% is included in Note 7 to our Consolidated Financial Statements. As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran. Our separate company basis income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate. Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to the deferred tax on all of our foreign earnings as they are deemed to be not permanently reinvested and an election for each of the last three years to not claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the elections of Contran.

Our effective income tax rate decreased from 65% in 2010 to 49% in 2011. The decrease in our effective income tax rate is primarily due to a $1.9 million provision for deferred income taxes recorded in 2010 on undistributed earnings of our Taiwanese subsidiary discussed below. Our provision for income taxes in 2011 includes a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain. See Notes 7 and 13 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2012 to be lower than our effective rate for 2011.

Prior to the first quarter of 2010, we had not recognized a deferred tax liability related to incremental income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested. We are required to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed. At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan. Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary. Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to not be permanently reinvested.

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

	Years ended December 31,			% Change
	2009	2010	2011	2009 –2010	2010 –2011
	(In millions)
Net sales:
Security Products	$61.4	$68.0	$71.4	11%	5%
Furniture Components	48.2	59.1	59.0	23%	—
Marine Components	6.5	8.2	8.4	25%	4%

Total net sales	$116.1	$135.3	$138.8	16%	3%

Gross profit:
Security Products	$17.8	$21.6	$23.1	21%	7%
Furniture Components	6.5	13.5	11.1	108%	(18%)
Marine Components	(0.5)	0.9	1.0	260%	5%

Total gross profit	$23.8	$36.0	$35.2	51%	(2%)

Operating income (loss):
Security Products	$9.7	$13.1	$14.4	35%	10%
Furniture Components	(4.7)	3.4	9.0	173%	163%
Marine Components	(3.0)	(1.4)	(1.2)	53%	15%
Corporate operating expenses	(6.0)	(5.8)	(6.7)	4%	(17%)

Total operating income (loss)	$(4.0)	$9.3	$15.5	331%	66%

Operating income (loss) margin:
Security Products	16%	19%	20%
Furniture Components	(10%)	6%	15%
Marine Components	(47%)	(18%)	(15%)
Total operating income margin	(3%)	7%	11%

Security Products. Security Products net sales increased 5% to $71.4 million in 2011 compared to $68.0 million in 2010. The increase in sales is primarily due to improved customer order rates across most customers with a greater increase among leisure transportation market customers resulting from some improvement in the economic conditions in North America and specific customer projects. Gross margin and operating income percentages increased in 2011 compared to 2010 by one percentage point due to greater leverage of fixed manufacturing costs on the higher level of sales in 2011. Although sales increased by $3.4 million from 2010 to 2011, fixed manufacturing expenses were comparable between years as a $350,000 decrease in depreciation expense relating to the timing of historical capital expenditures and retirements offset an increase in other fixed manufacturing expenses associated with the increase in sales.

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

Furniture Components. Furniture Components net sales were flat in 2011 compared 2010. Net sales were positively impacted by $1.9 million in sales relating to the July acquisition of an ergonomics component products business. See Note 2 to our Consolidated Financial Statements. The increase in sales was fully offset by a decrease in sales of our other ergonomics component products due to a decrease in customer projects associated with government spending. Additionally, we experienced a slight decline in overall demand for ergonomic products due to the somewhat discretionary nature of ergonomic products and the overall challenging economic environment. Gross margin percentage decreased approximately 4% in 2011 compared to 2010 primarily due to production inefficiencies relating to the 2011 facility consolidation and a negative $1.2 million impact of relative changes in currency exchange rates. The impact of the acquired ergonomics component business on gross margin percentage for 2011 was not significant. For the 2010 and 2011 comparative period, Furniture Components operating income includes: (i) a patent litigation settlement gain of $7.5 million recognized in 2011, (ii) patent litigation expenses of $2.4 million and $227,000 in 2010 and 2011, respectively, and (iii) facility consolidation costs of approximately $2.0 million in 2011. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage decreased 4 percentage points in 2011 compared to 2010 primarily due to the decrease in gross margin for the comparative period, as noted above. See Notes 13 and 9 to the Consolidated Financial Statements regarding the litigation settlement gain and the facility consolidation costs in 2011, respectively.

In July of 2011, we completed the above noted acquisition of an ergonomic component products business for cash consideration of approximately $4.8 million. The acquisition is intended to expand our Furniture Components ergonomics product line. See Note 2 to our Consolidated Financial Statements.

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

Marine Components. Marine Components net sales increased 4% in 2011 as compared to 2010. As a percentage of net sales, gross margin was flat over the comparative period. Operating loss percentage improved in 2011 compared to 2010 primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in 2010 and the first six months of 2011.

Marine Components net sales increased 25% in 2010 as compared to 2009 primarily due to an increase in customer order rates resulting from improved economic conditions in North America. As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 20% from 2009 to 2010. Consequently, the operating loss decreased to $1.4 million in 2010 as compared to a loss of $3.0 million in 2009.

Outlook

Sales demand across all of our segments increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. Our Security Products segment continued to see improved demand over the prior year throughout the remainder of the year due to the diversity of the customers that it serves. However, during the later part of the second quarter and through the remainder of the year, our Furniture Components segment experienced flat customer demand due to slowing orders in the appliance and office furniture markets as well as a decline in projects driven by government spending. The Furniture Components sales were positively impacted by $1.9 million relating to the business acquired in July 2011 which on a pro forma basis had net sales of $5.1 million in 2011. Due to the current economic situation, it is uncertain (i) whether sales growth will return to the Furniture Components segment over the next several months, (ii) what the future impact on sales of the acquired business will be or (iii) the extent that sales will grow in the Security Products segment during 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 18% of our total cost of goods sold. Compared to 2010, our cost of these raw materials increased in 2011 between approximately 10% and 21%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense. With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. We expect the U.S. dollar to continue to weaken during 2012 which will likely have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 14 to the Consolidated Financial Statements for currency hedging contracts in place at December 31, 2011.

Liquidity and Capital Resources

Summary.

Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for capital expenditures, business combinations or buying back shares of our outstanding stock and (iii) provide for the payment of dividends (if declared). From time-to-time, we will incur indebtedness to fund capital expenditures, business combinations or other investment activities. In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

Consolidated cash flows.

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization expense decreased in 2011 compared to 2010, and in 2010 compared to 2009 due to lower capital expenditure requirements in recent years as a result of lower customer demand, as well as the timing of certain assets that have become fully depreciated. See Notes 1 and 4 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $16.0 million in 2011 compared to $13.0 million in 2010. The $3.0 million increase in cash provided by operating activities is primarily the net result of:

•

Higher operating income in 2011 of approximately $6.1 million (primarily as a result of a $7.5 million litigation settlement gain recognized in 2011 and higher Security Products earnings of $1.3 million, partially offset by $2.0 million in facility consolidation costs);

•	Lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals of $1.7 million in 2011;

•	Higher cash paid for income taxes in 2011 of approximately $4.6 million due to increased earnings; and

•	Higher cash paid for interest in 2011 of $1.3 due to the timing of interest payments discussed in Note 6 to the Consolidated Financial Statements.

Cash provided by operating activities was $13.0 million in 2010 compared to $15.3 million in 2009. The $2.3 million decline in cash provided by operating activities is primarily the net result of:

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

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our average days sales outstanding decreased from December 31, 2010 to December 31, 2011 across all of our segments, with the exception of Marine Components, which does not have a significant amount of receivables. In absolute terms, accounts receivable decreased by $355,000 at December 31, 2011 as compared to December 31, 2010 while fourth quarter sales increased by $741,000. As a result, our overall December 31, 2011 days sales outstanding compared to December 31, 2010 is in line with our expectations. For comparative purposes, we have provided 2009 numbers below.

Days Sales Outstanding:	December 31, 2009	December 31, 2010	December 31, 2011

Security Products	34 Days	40 Days	39 Days
Furniture Components	40 Days	44 Days	38 Days
Marine Components	33 Days	34 Days	44 Days
Total	37 Days	41 Days	39 Days

As shown below, our average number of days in inventory increased from December 31, 2010 to December 31, 2011 with the exception of Marine Components. In addition, inventory increased by $1.2 million in 2011 as compared to 2010, and 2011 fourth quarter cost of goods sold also increased by $1.2 million over the same period in 2010. A significant portion of the increase in inventory is attributable to the ergonomics business acquired in the third quarter of 2011. The variability in days in inventory among our segments primarily relates to the complexity of the production processes and therefore the length of time it takes to produce end products. As a result, our overall December 31, 2011 days in inventory compared to December 31, 2010 is in line with our expectations. For comparative purposes, we have provided 2009 numbers below.

Days in Inventory:	December 31, 2009	December 31, 2010	December 31, 2011

Security Products	77 Days	73 Days	79 Days
Furniture Components	44 Days	58 Days	59 Days
Marine Components	109 Days	143 Days	114 Days
Total	64 Days	70 Days	71 Days

Investing activities. Net cash used by investing activities totaled $2.1 million and $17.1 million, for the years ended December 31, 2009 and 2010, respectively. Net cash provided by investing activities totaled $7.2 million for the year ended December 31, 2011. Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. The significant items impacting the increase in net cash provided by investing activities in 2011 over net cash used in 2010 and 2009 are as follows:

During 2011,

•	we received the $15.0 million principal amount due to us under our promissory note receivable, and

•	we acquired an ergonomic component products business for $4.8 million; and

During 2010,

•	we purchased a promissory note receivable for $15.0 million.

Capital expenditures for 2012 are estimated at approximately $6.2 million compared to capital expenditures of $2.3 million in 2009, $2.1 million in 2010, and $3.2 in 2011. Our capital expenditures over all three years were limited to expenditures required to meet expected customer demand and properly maintain our facilities. A significant portion of the increase in expected capital expenditures for 2012 relates to the implementation of a new manufacturing and accounting system for our Security Products and Marine Components segments. Capital spending for 2012 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities.

In February 2010, we entered into an unsecured demand promissory note with NL whereby we agreed to loan NL up to $8 million. We loaned NL a total of $9 million in 2010 under the promissory note, which NL subsequently repaid during 2010 although the maximum outstanding at any time during the year was $7.0 million. No amounts were outstanding as of December 31, 2010 or December 31, 2011. See Note 12 to the Consolidated Financial Statements.

In May of 2010, we purchased from NL and one of its subsidiaries, for $15.0 million in cash, all of their right, title, and interest in a subordinated secured mortgage note receivable dated October 15, 2008 in the original principal amount of $15.0 million, originally payable to NL and its subsidiary. We received the full $15.0 million in principal in October 2011. See Notes 6 and 12 to the Consolidated Financial Statements.

Financing activities. Net cash used by financing activities totaled $7.1 million, $3.2 million, and $26.7 million in 2009, 2010 and 2011, respectively. These amounts were primarily impacted by the following items:

During 2011,

•	we repaid $3.0 million that was outstanding under our credit facility at December 31, 2010,

•	we borrowed $5.3 million in connection with our acquisition of an ergonomics products business and subsequently repaid $2.9 million during 2011, and

•	we repaid $20 million in principal payments on our promissory note payable to affiliate;

During 2010,

•	we borrowed $5.0 million under our credit facility, and subsequently repaid $2.0 million during 2010; and

During 2009,

•	we made scheduled payments on our promissory note payable to affiliate of $750,000.

Cash dividends paid totaled $6.2 million ($.50 per share) in each of 2009, 2010, and 2011.

At December 31, 2011, there was approximately $2.0 million outstanding under our revolving bank credit facility. In January 2012, we amended and restated the facility to, among other things, decrease the size of the facility to $30 million. At December 31, 2011, and based on the amended size of the facility, we could borrow the remaining $28 million without violating any debt covenants. We were in compliance with all of our amended and restated financial covenants at December 31, 2011. See Note 6 to our Consolidated Financial Statements.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. Although there are no current expectations to borrow on the revolving credit facility, significantly lower future operating results would likely reduce or eliminate our amount available to borrow and restrict future dividends. See also Note 6 to the Consolidated Financial Statements.

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

Of the $10.1 million aggregate cash and cash equivalents at December 31, 2011, $6.3 million was held by our non-U.S. subsidiaries.

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

Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Notes 6 and 12 to the Consolidated Financial Statements. The following table summarizes such contractual commitments as of December 31, 2011 by the type and date of payment.

	Payments due by period
	Total	2012	2013–2014	2015-2016	2017 and after
	(In thousands)
Note and interest payable to affiliate	$23,126	$1,339	$21,787	$—	$—
Long-term debt, including interest	2,218	86	170	1,962	—
Operating leases	1,075	397	486	185	7
Purchase obligations	13,101	13,101	—	—	—
Income taxes	1,520	1,520	—	—	—
Fixed asset acquisitions	740	740	—	—	—

Total contractual cash obligations	$41,780	$17,183	$22,443	$2,147	$7

The timing and amount shown for our commitments related to indebtedness, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments. The amounts shown for interest on indebtedness are based upon the December 31, 2011 interest rates on outstanding indebtedness, and assumes such interest rates remain unchanged through the maturity date of the indebtedness (unless the interest rate has changed significantly subsequent to December 31, 2011 in which case the most current rate would be used through the maturity of the indebtedness). The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2011, which is assumed to be paid during 2012. Fixed asset acquisitions include firm purchase commitments for capital projects.

Commitments and contingencies. See Note 13 to the Consolidated Financial Statements.

Recent accounting pronouncements. See Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We have based the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” upon our Consolidated Financial Statements. We prepared our Consolidated Financial Statements in accordance with GAAP. In preparing our Consolidated Financial Statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to inventory reserves, the recoverability of long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Our actual future results might differ from previously-estimated amounts under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $34.2 million at December 31, 2011. We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The estimated fair values of our three reporting units are determined using Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices are not available at the reporting unit level. If the fair value is less than the book value, the asset is written down to the estimated fair value.

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

No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2011, as the estimated fair value of each reporting unit with goodwill (Security Products and Furniture Components) was substantially in excess of the net carrying value of the respective reporting unit. See Notes 1 and 4 to the Consolidated Financial Statements.

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

Due to management’s approval of a restructuring plan for our Furniture Components reporting unit in November of 2010, which included moving precision slide production and most of the related furniture and equipment from our Byron Center, Michigan facility to other precision slide manufacturing facilities within our Furniture Components unit, we evaluated the long lived assets to be moved from our Byron Center facility. As of December 31, 2011, we concluded no impairments were present relating to the moved furniture and equipment. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely we would conclude an impairment was present. The net asset value of the furniture and equipment that was not moved was not significant and was substantially disposed of as of December 31, 2011. See “Assets Held for Sale” below regarding the impairment evaluation for the Byron Center land and building.

As a result of continued losses in the Marine Components reporting unit, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2011. We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 50% for Custom Marine and 60% for Livorsi Marine), it is reasonably likely we would conclude an impairment was present. At December 31, 2011 the net asset carrying values of Custom Marine and Livorsi Marine were $4.0 million and $3.8 million, respectively. No other long-lived assets in our other reporting units were tested for impairment during 2011 because there were no circumstances indicating an impairment might exist.

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

We reevaluate at the end of each reporting period whether or not some or all of the undistributed earnings of our foreign subsidiaries are not permanently reinvested (as that term is defined in GAAP). At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of our Taiwanese subsidiary could no longer be considered permanently reinvested in Taiwan. Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary. Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to not be permanently reinvested. While we may have currently concluded that all of the undistributed earnings are not permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of the undistributed earnings are permanently reinvested. If our prior conclusions change, we would be required to derecognize a previously recognized deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability related to the amount of undistributed earnings considered to be permanently reinvested.

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions is nil for each of 2010, and 2011.

•

Accruals–We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with the contingencies become probable, and we can reasonably estimate the amounts of the future expenditures. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and, therefore, a corresponding decrease or increase of our reported net income in the period of such change.)

•

Assets Held for Sale–Our assets held for sale at December 31, 2011, consist of a facility in Byron Center, Michigan, a facility in River Grove, Illinois and land in Neenah, Wisconsin. These three properties (primarily land, buildings and building improvements) were formerly used in our operations. In September of 2011, management made the decision to sell the Byron Center facility (see Notes 9 and 10 to the Consolidated Financial Statements), at which time the facility met all of the criteria under GAAP to be classified as an “asset held for sale.” In classifying the Byron Center facility (land and building) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell the assets. In determining the estimated fair value of the land and building, we obtained an independent appraisal. Based on this appraisal, we recognized a write-down of $910,000 in 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

Additionally, in 2011 due to continued negative local market conditions, we obtained an updated independent appraisal for the River Grove facility, the most significant of the remaining two properties. Based on this appraisal, we recognized an additional write-down of $225,000 in 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

The write-downs as of December 31, 2011 totaled $1.1 million and are included in corporate operating expense. The appraisals represent a Level 2 input as defined by ASC 820-10-35. All properties are being actively marketed. However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets. If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2010 and 2011, all of our outstanding indebtedness was comprised of variable-rate instruments. The following table presents principal amounts, interest rates and fair value for our outstanding indebtedness at December 31, 2010 and 2011. See Note 6 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In thousands)
December 31, 2011:
Variable-rate indebtedness -
Promissory note to TIMET	$22,230	$22,230	1.4%	2014
Revolving credit facility	1,955	1,955	4.4%	2015

Total	$24,185	$24,185

December 31, 2010:
Variable-rate indebtedness -
Promissory note to TIMET	$42,230	$42,230	1.3%	2014
Revolving credit facility	3,000	3,000	3.5%	2012

Total	$45,230	$45,230

All of our debt is at variable interest rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2011 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows. However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

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

As previously noted, certain of our sales generated by our Canadian operations are denominated in U.S. dollars. Consequently, we periodically enter into forward currency contracts to mitigate the financial statement impact of changes in currency exchange rates. At each balance sheet date, outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income. At December 31, 2011, we held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts was a liability of approximately $19,000 at December 31, 2011. We had no forward currency contracts outstanding at December 31, 2010.

Raw materials. We will occasionally enter into short term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. We do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available. We do not engage in commodity raw material hedging programs.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2011. Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2011 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (“Proxy Statement”).

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

We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibits to the Commission or its staff. Included as exhibits are the items listed in the Exhibit Index. We, upon request, will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request. We, upon request, will also furnish, without charge, a copy of our Amended and Restated Code of Business Conduct and Ethics, as adopted by the board of directors on February 22, 2012, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

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

10.13	Fifth Amendment to Credit Agreement dated as of July 26, 2011 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi

Marine, Inc., Wells Fargo Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 1-13905).

10.14

Amended and Restated Credit Agreement dated as of January 13, 2012 between CompX International Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 17, 2012 (File No. 1-13905).

10.15**	Second Amended and Restated Unsecured Revolving Demand Promissory Note dated December 13, 2011 between the Registrant and NL Industries, Inc.

10.16

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

10.18

Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008 executed by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O’Neill – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.19

Multi-Party Agreement dated October 15, 2008 among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O’Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America and Sayreville PRISA II LLC – incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.20

Guaranty Agreement dated October 15, 2008 executed by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. – incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.21

Bill of Sale, Assignment and Assumption Agreement dated May 13, 2010 between the NL Industries, Inc., NL Environmental Management Services, Inc. and the Registrant – incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on May 19, 2010 (File No. 1-13905).

Item No.	Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 2, 2012	By:	/s/ David A. Bowers
David A. Bowers Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Glenn R. Simmons	Chairman of the Board	March 2, 2012
Glenn R. Simmons

/s/ David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2012
David A. Bowers

/s/ Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 2, 2012
Darryl R. Halbert

/s/ Serena Connelly	Director	March 2, 2012
Serena Connelly

/s/ Norman S. Edelcup	Director	March 2, 2012
Norman S. Edelcup

/s/ Edward J. Hardin	Director	March 2, 2012
Edward J. Hardin

/s/ Ann Manix	Director	March 2, 2012
Ann Manix

/s/ Steven L. Watson
Steven L. Watson	Director	March 2, 2012

Annual Report on Form 10-K

Items 8 and 15(a)

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 2, 2012

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2010	2011

Current assets:
Cash and cash equivalents	$13,919	$10,081
Accounts receivable, less allowance for doubtful accounts of $389 and $401	14,601	14,246
Inventories	18,424	19,578
Deferred income taxes	2,366	2,495
Promissory note receivable	15,000	-
Prepaid expenses and other	1,050	1,025

Total current assets	65,360	47,425

Other assets:
Goodwill	31,452	34,186
Other intangible assets	840	2,045
Assets held for sale	2,415	6,649
Other	102	94

Total other assets	34,809	42,974

Property and equipment:
Land	12,646	11,321
Buildings	39,934	32,255
Equipment	123,725	124,100
Construction in progress	965	1,477

	177,270	169,153

Less accumulated depreciation	117,367	118,026

Net property and equipment	59,903	51,127

Total assets	$160,072	$141,526

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2011

Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	16,182	16,240
Interest payable to affiliate	876	—
Income taxes payable to affiliates and other	1,087	194
Income taxes	907	1,326

Total current liabilities	20,052	18,760

Noncurrent liabilities:
Long-term debt	44,230	23,185
Deferred income taxes	11,889	14,166
Other	6	705

Total noncurrent liabilities	56,125	38,056

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value; 20,000,000 shares authorized; 2,375,307 and 2,386,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	54,982	55,125
Retained earnings	16,486	17,967
Accumulated other comprehensive income	12,303	11,494

Total stockholders’ equity	83,895	84,710

Total liabilities and stockholders’ equity	$160,072	$141,526

Commitments and contingencies (Note 13)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2009	2010	2011

Net sales	$116,125	$135,264	$138,835
Cost of goods sold	92,345	99,273	103,637

Gross profit	23,780	35,991	35,198

Selling, general and administrative expense	22,250	23,241	24,268
Other operating income (expense):
Assets held for sale write-down	(717)	(500)	(1,135)
Litigation settlement gain	-	-	7,468
Litigation expense	(4,613)	(2,388)	(227)
Facility consolidation costs	-	(177)	(1,973)
Currency transaction gains (losses), net	(236)	(354)	410

Operating income (loss)	(4,036)	9,331	15,473

Other non-operating income, net	45	379	424
Interest expense	(1,060)	(914)	(804)

Income (loss) before income taxes	(5,051)	8,796	15,093

Provision (benefit) for income taxes	(3,058)	5,744	7,420

Net income (loss)	$(1,993)	$3,052	$7,673

Basic and diluted earnings (loss) per common share	$(.16)	$.25	$.62

Cash dividends per share	$.50	$.50	$.50

Basic and diluted weighted average shares outstanding	12,367	12,373	12,382

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2009	2010	2011

Net income (loss)	$(1,993)	$3,052	$7,673

Other comprehensive income (loss), net of tax:
Currency translation adjustment	1,998	1,949	(813)

Impact from cash flow hedges, net	(126)	—	4

Total other comprehensive income (loss), net	1,872	1,949	(809)

Comprehensive income (loss)	$(121)	$5,001	$6,864

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2010	2011

Cash flows from operating activities:
Net income (loss)	$(1,993)	$3,052	$7,673
Depreciation and amortization	8,209	7,676	6,778
Deferred income taxes	(2,093)	(756)	1,981
Provision for inventory reserves	1,022	556	255
Assets held for sale write-down	717	500	1,135
Other, net	458	174	357
Change in assets and liabilities (net of the effect of acquisition):
Accounts receivable, net	5,318	(2,669)	518
Inventories, net	5,878	(2,482)	(439)
Accounts payable and accrued liabilities	(356)	1,700	(1,810)
Accounts with affiliates	(15)	2,520	(839)
Income taxes	(2,778)	2,704	471
Other, net	899	44	(108)

Net cash provided by operating activities	15,266	13,019	15,972

Cash flows from investing activities:
Capital expenditures	(2,321)	(2,120)	(3,195)
Acquisition, net of cash acquired	-	-	(4,752)
Purchase of promissory note receivable	-	(15,000)	-
Note receivable from affiliate:
Advances	-	(9,000)	-
Collections	-	9,000	-
Proceeds from sale of fixed assets	-	-	184
Cash collected on promissory notes receivable	261	-	15,000

Net cash provided by (used in)investing activities	(2,060)	(17,120)	7,237

Cash flows from financing activities:
Borrowings under long-term debt	-	5,000	5,294
Repayment of long-term debt	-	(2,000)	(5,898)
Repayment of loan from affiliate	(750)	-	(20,000)
Dividends paid	(6,184)	(6,187)	(6,192)
Other, net	(133)	(28)	62

Net cash used in financing activities	(7,067)	(3,215)	(26,734)

Net increase (decrease)	$6,139	$(7,316)	$(3,525)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2009	2010	2011
Cash and cash equivalents:
Net increase (decrease) from -
Operating, investing and financing activities	$6,139	$(7,316)	$(3,525)
Effect of exchange rate on cash	238	447	(313)
Balance at beginning of year	14,411	20,788	13,919

Balance at end of year	$20,788	$13,919	$10,081

Supplemental disclosures:
Cash paid for:
Interest	$1,246	$278	$1,611
Income taxes	1,819	1,241	5,822

Noncash investing and financing activities:
Accrual for capital expenditures	$101	$159	$178

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2010 and 2011

(In thousands)

					Accumulated other comprehensive income
	Common stock		Additional paid-in	Retained	Currency	Hedging	Total stockholders’
	Class A	Class B	Capital	earnings	translation	derivatives	equity
Balance at December 31, 2008	$24	$100	$54,873	$27,798	$8,356	$126	$91,277

Net loss	-	-	-	(1,993)	-	-	(1,993)
Other comprehensive income	-	-	-	-	1,998	(126)	1,872
Cash dividends	-	-	-	(6,184)	-	-	(6,184)
Issuance of common stock and other, net	-	-	55	-	-	-	55

Balance at December 31, 2009	24	100	54,928	19,621	10,354	-	85,027

Net income	-	-	-	3,052	-	-	3,052
Other comprehensive income	-	-	-	-	1,949	-	1,949
Cash dividends	-	-	-	(6,187)	-	-	(6,187)
Issuance of common stock and other, net	-	-	54	-	-	-	54

Balance at December 31, 2010	24	100	54,982	16,486	12,303	-	83,895

Net income	-	-	-	7,673	-	-	7,673
Other comprehensive loss	-	-	-	-	(813)	4	(809)
Cash dividends	-	-	-	(6,192)	-	-	(6,192)
Issuance of common stock and other, net	-	-	143	-	-	-	143

Balance at December 31, 2011	$24	$100	$55,125	$17,967	$11,490	$4	$84,710

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1 - Summary of significant accounting policies:

Organization.    We (NYSE Amex: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2011. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems and performance marine components). At December 31, 2011, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies and us.

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

Fiscal year.    Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. The year ended December 31, 2009 consisted of 53 weeks. Each of the years ended December 31, 2010 and December 31, 2011 consisted of 52 weeks.

Translation of foreign currencies.    We translate the assets and liabilities of our subsidiaries whose functional currency is not the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income, net of related deferred income taxes. We recognize currency transaction gains and losses in income.

Cash and cash equivalents.    We classify as cash and cash equivalents bank time deposits and government and commercial notes and bills with original maturities of three months or less.

Net sales.    We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer. Amounts charged to customers for shipping and handling are not material. Sales are stated net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

Selling, general and administrative expenses; advertising costs.    Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising and research and development costs as incurred. Advertising costs were approximately $466,000 in 2009, $369,000 in 2010, and $467,000 in 2011.

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

Property and equipment; depreciation expense.    We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software. We use accelerated depreciation methods for income tax purposes, as permitted. Depreciation expense was $7.6 million in 2009, $7.1 million in 2010, and $6.2 million in 2011. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans.    We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense approximated $1.5 million in 2009, $1.9 million in 2010 and $2.1 million in 2011.

Self-insurance.    We are partially self-insured for workers’ compensation and certain employee health benefits and self-insured for most environmental issues. We purchase coverage in order to limit our exposure to any significant levels of workers’ compensation or employee health benefit claims. We accrue self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our own historical claims experience.

Derivatives and hedging activities.    We recognize derivatives as either an asset or liability measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative. See Note 14.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. Under certain circumstances, such tax elections could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election. We received a net refund from NL of approximately $360,000 in 2009. We made net cash payments for taxes to NL of $2.2 million in 2010 and $3.7 million in 2011.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries that are not permanently reinvested. At December 31, 2010 and 2011, we had no earnings of foreign subsidiaries subject to permanent reinvestment plans. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria. See Note 7.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions was nil in each of 2010 and 2011.

Earnings per share.    Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 91,000 in 2009, 27,000 in 2010 and 9,200 in 2011.

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

The Furniture Components segment, with facilities in Canada and Taiwan, manufactures and distributes a complete line of precision ball bearing slides and ergonomic computer support systems for use in office furniture, computer-related equipment, tool storage cabinets, appliances and other applications.

Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes marine instruments, hardware and accessories primarily for performance boats.

In July of 2011, we completed the acquisition of 100% of the stock of a Canadian ergonomic component products company for initial cash consideration of the equivalent of approximately $4.8 million, net of approximately $3,000 of cash acquired, with potential additional cash consideration ranging from nil to approximately $1.5 million payable in the first quarter of 2013, contingent upon the acquired business achieving certain acquired product line sales targets during 2012. The estimated fair value of the contingent consideration at December 31, 2011 was $705,000. The acquisition is intended to expand our Furniture Components ergonomics product line. We have included the results of operations and cash flows of the acquired business in our Consolidated Financial Statements subsequent to the acquisition date. The purchase price has been allocated among net assets acquired, consisting of (i) net working capital (receivable, inventory and payables) of $879,000, (ii) identifiable intangibles other than goodwill of $1.9 million, (iii) goodwill of $3.1 million and (iv) deferred income tax liabilities of $417,000. The tangible and intangible net assets acquired (other than goodwill) were valued based upon an estimate of the fair value of such net assets, with the remainder of the purchase price allocated to goodwill. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

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

Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents, notes receivable and assets held for sale. See Note 10. For geographic information, net sales are attributable to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributable to their physical location. At December 31, 2010 and 2011, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $30.4 million and $36.8 million, respectively. Intersegment sales are not material.

	Years ended December 31,
	2009		2010		2011
	(In thousands)
Net sales:
Security Products	$61,429		$68,006		$71,396
Furniture Components	48,212		59,125		59,021
Marine Components	6,484		8,133		8,418

Total	$116,125		$135,264		$138,835

Operating income (loss):
Security Products	$9,714		$13,066		$14,361
Furniture Components	(4,693	) (a)	3,447	(a)	9,059	(a)
Marine Components	(3,046)		(1,432)		(1,223)
Corporate	(6,011	) (b)	(5,750	) (b)	(6,724	) (b)

Total operating income (loss)	(4,036)		9,331		15,473

Other non-operating income, net	45		379		424
Interest expense	(1,060)		(914)		(804)

Income (loss) before income taxes	$(5,051)		$8,796		$15,093

Depreciation and amortization:
Security Products	$3,560		$3,383		$2,976
Furniture Components	3,475		3,191		2,853
Marine Components	1,170		1,099		907
Corporate	4		3		42

Total	$8,209		$7,676		$6,778

Capital expenditures:
Security Products	$1,361		$771		$1,804
Furniture Components	1,010		1,096		1,346
Marine Components	51		271		187
Corporate	-		141		36

Total	$2,422		$2,279		$3,373

(a) Furniture Components operating income includes the following:

•	a 2011 patent litigation settlement gain of $7.5 million as discussed in Note 13;
•	facility consolidation costs of approximately $177,000 and $2.0 million at December 31, 2010 and 2011, respectively, as discussed in Note 9; and
•	patent litigation expenses of $4.6 million, $2.4 million and $227,000 at December 31, 2009, 2010 and 2011, respectively. See Note 13.

(b) Corporate operating expenses include write-downs to our assets held for sale of $717,000 in 2009, $500,000 in 2010 and $1.1 million in 2011. See Note 10.

	Years ended December 31,
	2009	2010	2011
	(In thousands)

Net sales:
Point of origin:
United States	$84,786	$95,979	$85,400
Canada	29,065	36,122	51,450
Taiwan	5,811	8,820	9,344
Eliminations	(3,537)	(5,657)	(7,359)

Total	$116,125	$135,264	$138,835

Point of destination:
United States	$95,974	$111,848	$117,217
Canada	10,445	12,933	12,072
Other	9,706	10,483	9,546

Total	$116,125	$135,264	$138,835

Total assets:
Security Products	$70,938	$68,929	$69,185
Furniture Components	54,512	52,761	50,174
Marine Components	12,118	11,337	10,531
Corporate and eliminations	16,479	27,045	11,636

Total	$154,047	$160,072	$141,526

Net property and equipment:
United States	$47,086	$42,570	$33,704
Canada	9,224	9,444	9,681
Taiwan	7,326	7,889	7,742

Total	$63,636	$59,903	$51,127

Note 3 - Inventories:

	December 31,
	2010	2011
	(In thousands)
Raw materials:
Security Products	$2,174	$2,510
Furniture Components	3,325	3,314
Marine Components	894	933

Total raw materials	6,393	6,757

Work-in-process:
Security Products	5,178	5,778
Furniture Components	1,068	1,260
Marine Components	434	399

Total work-in-process	6,680	7,437

Finished goods:
Security Products	1,720	1,700
Furniture Components	2,717	2,994
Marine Components	914	690

Total finished goods	5,351	5,384

Total inventories, net	$18,424	$19,578

Note 4 - Goodwill and other intangible assets:

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

During 2009 due to continued unfavorable economic trends associated with our Furniture Components reporting unit including, among other things, sales and operating income falling materially below our projections, we re-evaluated goodwill associated with this reporting unit at the first and second interim periods of 2009, along with the annual testing date in the third quarter. At each interim and annual testing date, we concluded that no impairments were present.

As operations improved in 2010 and 2011, goodwill for all applicable reporting units was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of our 2010 or 2011 annual review of goodwill. In 2008, we recorded a $9.9 million goodwill impairment in our Marine Components Segment. Our gross goodwill at December 31, 2011 is $44.1 million.

Changes in the carrying amount of goodwill related to our operations during the past three years are presented in the table below. Goodwill acquired in 2011 relates to the acquisition of an ergonomic components product business included in our Furniture Components operating segment. See Note 2. The remaining net goodwill balance was generated from acquisitions relating to Security Products and Furniture Components prior to 2001.

	Security Products	Furniture Components	Total
	(In millions)

Balance at December 31, 2008	$23.7	$7.1	$30.8

Changes in currency exchange rates	-	0.1	0.1

Balance at December 31, 2009	23.7	7.2	30.9

Changes in currency exchange rates	-	0.5	0.5

Balance at December 31, 2010	23.7	7.7	31.4

Goodwill acquired during the year	-	3.1	3.1

Changes in currency exchange rates	-	(0.3)	(0.3)

Balance at December 31, 2011	$23.7	$10.5	$34.2

Other intangible assets totaled $840,000 and $2.0 million net of accumulated amortization of $4.6 million and $3.8 million at December 31, 2010 and 2011, respectively. The increase in intangible assets in 2011 is also related to the acquisition of the ergonomic component products business mentioned above. See Note 2.

Amortization of intangible assets was $588,000 in 2009, $562,000 in 2010, and $549,000 in 2011, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

Years ending December 31,	Amount
(In thousands)

2012	$649
2013	380
2014	185
2015	161
2016	138
Thereafter	532

Total	$2,045

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2010	2011
	(In thousands)

Accounts payable	$4,890	$6,203
Accrued liabilities:
Employee benefits	8,345	7,764
Customer tooling	561	425
Taxes other than on income	479	401
Insurance	641	372
Professional	487	242
Other	779	833

Total	$16,182	$16,240

Note 6 - Long-term Debt:

	December 31,
	2010	2011
	(In thousands)

Revolving bank credit facility	$3,000	$1,955
Note payable to affiliate	42,230	22,230

Total debt	45,230	24,185
Less current maturities	1,000	1,000

Total long-term debt	$44,230	$23,185

Revolving bank credit facility.    At December 31, 2011 we had a $37.5 million revolving bank credit facility that matured in January 2012. We had net borrowings of $3.0 million under the credit facility in 2010, which was repaid in February 2011. In July 2011, we borrowed the equivalent of approximately $5.3 million under the credit facility in connection with the acquisition discussed in Note 2 (such borrowing was denominated in Canadian dollars, as permitted by the terms of the credit facility), and we subsequently repaid the equivalent of $2.9 million of such borrowing during the remainder of 2011. The interest rate on the $2.0 million outstanding under the credit facility at December 31, 2011 was 4.4%. We were in compliance with all covenants of the credit facility at December 31, 2011.

In January 2012, we amended and restated the terms of the credit facility to extend the maturity date to January 2015 and to reduce the size of the facility from $37.5 million to $30.0 million. Any amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 2.25%. The credit facility is collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity. The facility also requires maintenance of specified levels of net worth (as defined in the agreement). In the event of a change of control, as defined in the agreement, the lenders would have the right to accelerate the maturity of the facility. The credit facility permits us to pay dividends and/or repurchase common stock in an amount equal to the sum of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year. At December 31, 2011, and based on the new $30 million size of the amended and restated credit facility, approximately $28.0 million was available for borrowings. Because the amended and restated credit facility extended the maturity date of our prior credit facility, we have classified the $2.0 million outstanding at December 31, 2011 under our prior credit facility as a noncurrent liability at such date.

Note payable to affiliate.    In October 2007, we purchased and/or cancelled a net 2.7 million shares of our Class A common stock from Timet Finance Management Company (“TFMC”). TFMC is a wholly-owned subsidiary of Titanium Metals Corporation, one of our affiliates. We purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which we paid in the form of a promissory note. The promissory note, as amended, bears interest at LIBOR plus 1% (1.4% at December 31, 2011) and provides for quarterly principal repayments of $250,000, with the balance due at maturity in September 2014. The promissory note is prepayable, in whole or in part, at any time at our option without penalty. The promissory note is subordinated to our amended and restated U.S. revolving bank credit facility, although we are permitted to make future principal prepayments not to exceed $15 million in the aggregate. The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011. We had net repayments on the note payable to affiliate of $750,000 in 2009, nil in 2010 and $20 million in 2011, including $15.0 million of prepayments in 2011 using cash we received upon collection of our promissory note receivable. See Note 12. We recognized interest expense of approximately $816,000 in 2009, $565,000 in 2010 and $464,000 in 2011 on the promissory note.

The scheduled principal repayments of the revolving bank credit facility and the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2012	$1,000
2013	1,000
2014	20,230
2015	1,955
2016	-
Thereafter	-

Total	$24,185

Note 7 - Income taxes:

The components of pre-tax income, the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Components of pre-tax income (loss):
United States	$(3,063)	$4,135	$5,088
Non-U.S.	(1,988)	4,661	10,005

Total	$(5,051)	$8,796	$15,093

Provision (benefit) for income taxes:
Currently payable (refundable):
U.S. federal and state	$(271)	$4,889	$2,892
Foreign	(694)	1,611	2,547

	(965)	6,500	5,439

Deferred income taxes (benefit):
U.S. federal and state	(1,992)	(717)	1,995
Foreign	(101)	(39)	(14)

	(2,093)	(756)	1,981

Total	$(3,058)	$5,744	$7,420

Expected tax expense (benefit), at the U.S. federal statutory income tax rate of 35%	$(1,768)	$3,079	$5,282
Non-U.S. tax rates	74	(424)	(994)
Incremental U.S. tax on earnings of foreign subsidiaries	(1,092)	3,439	2,799
State income taxes and other, net	3	218	391
Impact of tax rate changes	(76)	(46)	43
Tax credits	(199)	(522)	(442)
Valuation allowance	—	—	341

Total	$(3,058)	$5,744	$7,420

In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 13.

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

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2010	2011
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$1,303	$932
Tax on unremitted earnings of non-U.S. subsidiaries	(5,198)	(7,671)
Property and equipment	(4,916)	(3,971)
Accrued liabilities and other deductible differences	171	164
Accrued employee benefits	893	1,412
Tax loss and credit carryforwards	472	494
Goodwill	(1,958)	(2,179)
Other taxable differences	(277)	(511)
Valuation allowance	-	(341)

Total	$(9,510)	$(11,671)

Net current deferred tax assets	2,366	2,495
Net noncurrent deferred tax liabilities	(11,876)	(14,166)

Total	$(9,510)	$(11,671)

Our tax loss carryforwards at December 31, 2010 and 2011 relates to carryforwards in various U.S. state jurisdictions. At December 31, 2011, we had approximately $5.7 million of such state net operating loss carryforwards with expiration dates ranging from 2016 to 2031. At December 31, 2011, we have concluded that a portion of our U.S. state net operating losses do not meet the more-likely-than-not recognition criteria, accordingly we have recognized a deferred income tax asset valuation allowance of $341,000 with respect to such carryforwards.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan. Our domestic income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2006 for Taiwan, and 2007 for Canada.

Note 8 - Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding

Balance at December 31, 2008	2,361,307	10,000,000

Issued	9,000	—

Balance at December 31, 2009	2,370,307	10,000,000

Issued	5,000	—

Balance at December 31, 2010	2,375,307	10,000,000

Issued	10,800	—

Balance at December 31, 2011	2,386,107	10,000,000

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

Share repurchases and cancellations.     Prior to 2009, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. We made no treasury purchases during 2009, 2010 or 2011 and at December 31, 2011, approximately 678,000 shares were available for purchase under these authorizations.

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

	Shares	Exercise price per share	Amount payable upon exercise	Weighted average exercise price
	(In 000’s)		(In 000’s)

Outstanding at December 31, 2008	134	$12.15 - 19.25	$2,343	$17.49

Canceled	(53)	15.88 - 18.38	(936)	17.66

Outstanding at December 31, 2009	81	$12.15 - 19.25	$1,407	$17.37

Canceled	(63)	18.38 - 19.25	(1,168)	18.54

Outstanding at December 31, 2010	18	$12.15 - 14.30	$239	$13.28

Exercised	(5)	12.15	(58)	12.15
Canceled	(4)	12.15	(49)	12.15

Outstanding at December 31, 2011	9	$14.30	$132	$14.30

Outstanding options at December 31, 2011 represent less than 1% of our total outstanding shares of common stock at that date and expire in May 2012. Our market price per share at December 31, 2011 was $14.73. All of the fully-vested 9,200 outstanding options at December 31, 2011 were exercisable at $14.30 with a nominal aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price). At December 31, 2011, an aggregate of 978,820 shares were available for future grants. Shares issued under the Plan are generally newly-issued shares. The intrinsic value and related income tax benefit of our options exercised in 2011 was insignificant. No stock options were exercised in 2009 or 2010.

In February 2012, our board of directors voted to replace the compensation plan with a new plan pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting.

Note 9 - Facility consolidation costs:

In November 2010, management approved a restructuring plan for our Furniture Components segment to move precision slide production from our Byron Center, Michigan facility to our other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan. The move, which was substantially completed in April 2011, reduced the facilities where we produce precision slides from three to two and is expected to enhance the operating efficiency of our precision slide production capacity. As of December 31, 2011, approximately $191,000 of severance costs and approximately $2.0 million of machinery and equipment relocation costs from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first six months of 2011. No additional severance and equipment relocation costs are expected to be incurred subsequent to December 31, 2011.

At the time management approved the Furniture Components restructuring discussed above in November 2010, we intended to continue to utilize the Byron Center facility for light assembly and warehousing of product to service our U.S. customers. After operating the facility from the first quarter of 2011 to the latter part of the third quarter of 2011, we determined that continued use of the Byron Center facility for warehousing and light assembly was no longer necessary to serve our U.S. customers. Accordingly, in September 2011 management made the decision to sell the facility, at which time such facility met all of the criteria under GAAP to be classified as an “asset held for sale.” (See Note 10)

Note 10 - Assets held for sale:

	December 31,
	2010	2011
	(In thousands)

Byron Center facility	$-	$4,444
River Grove facility	2,000	1,775
Neenah land	415	430

Total Assets Held for Sale	$2,415	$6,649

At December 31, 2011 our assets held for sale consisted of the Byron Center and River Grove facilities (land, building and building improvements) and the Neenah land, all of which were formerly used in our operations. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. The Byron Center facility became classified as held for sale in September 2011, as discussed in Note 9. In classifying the Byron Center facility as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets. In determining the estimated fair value of the land and building, we obtained an independent appraisal. Based on this appraisal, we recognized a write-down of $910,000 in 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

Additionally, in 2011 due to continued negative local market conditions, we obtained an updated independent appraisal for the River Grove facility, the most significant of the remaining two properties. Based on this appraisal, we recognized an additional write-down of $225,000 in 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

These write-downs as of December 31, 2011 totaled $1.1 million and are included in corporate operating expense. We also recognized other asset held for sale write-downs of $717,000 in 2009 and $500,000 in 2010 related to these properties, associated with obtaining updated appraisals on such properties. These appraisals represent a Level 2 input as defined by ASC 820-10-35. All three properties are being actively marketed; however, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of these assets or the potential for future write-downs associated with these assets.

Note 11 - Other non-operating income, net:

	Years ended December 31,
	2009	2010	2011
	(In thousands)

Interest income	$43	$345	$373
Other income (expense), net	2	34	51

Total	$45	$379	$424

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

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million. As amended, our loans to NL will bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2013 (and in any event no later than December 31, 2013), with interest payable quarterly. The principal amount we lend to NL at any time is at our discretion. As of December 31, 2010 and 2011, we had no loans outstanding to NL. Interest income on our loans to NL was $23,000 in 2010.

In May 2010, we purchased from NL and one of its wholly-owned subsidiaries, for $15.0 million in cash, all of their right, title and interest in (i) a subordinated secured mortgage note receivable dated October 15, 2008 and in the original principal amount of $15.0 million executed by Sayreville Seaport Associates, L.P., a Delaware limited partnership, and originally payable to NL and its subsidiary, and (ii) certain other documents related to the note receivable. We purchased the promissory note for our investment purposes. The promissory note bore interest at LIBOR plus 2.75%, payable monthly, and all principal was due no later than October 2011. We amended our bank credit facility in May 2010 to enable us to borrow $5.0 million under the Credit Agreement, which we utilized along with $10.0 million of existing cash to complete the purchase of the note receivable. The purchase was also approved by the independent members of our board of directors. In October 2011, we collected in full the $15.0 million principal amount due to us under our promissory note receivable. See Note 6.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. Fees pursuant to these agreements aggregated $3.2 million in 2009, $3.1 million in 2010 and $3.4 million in 2011.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums we paid to Tall Pines and EWI were approximately $1.1 million in 2009 and 2010 and $1.3 million in 2011. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2012.

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

Note 13 - Commitments and contingencies:

Legal proceedings.    We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. Prior to March 9, 2011, we were involved in certain patent litigation with a competitor, and in March 2011, we entered into a confidential settlement agreement with the competitor. Under the terms of the agreement, the competitor paid our Canadian subsidiary approximately $7.5 million in cash (which is recognized as a litigation settlement gain in 2011), and we each agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

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

We have agreed to a policy with Contran and NL providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. NL has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability in accordance with the tax allocation policy.

Concentration of credit risk.    Our products are sold primarily in North America to original equipment manufacturers. The ten largest customers accounted for approximately 39% of sales in 2009, 38% in 2010 and 37% in 2011. No customer accounted for more than 10% of our sales in 2009, 2010 or 2011.

Rent expense, principally for buildings, was $478,000 in 2009, $464,000 in 2010 and $427,000 in 2011. At December 31, 2011, future minimum rentals under noncancellable operating leases are shown below.

Years ending December 31,	Amount
(In thousands)

2012	$397
2013	368
2014	118
2015	111
2016	74
Thereafter	7

Total	$1,075

Note 14 - Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31,		December 31,
	2010		2011
	Carrying amount	Fair value	Carrying amount	Fair value

Cash and cash equivalents	$ 13,919	$ 13,919	$ 10,081	$ 10,081
Accounts receivable, net	14,601	14,601	14,246	14,246
Promissory note receivable	15,000	15,000	—	—

Accounts payable	4,890	4,890	6,203	6,203
Variable rate long-term debt - (including current maturities)	45,230	45,230	24,185	24,185

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

At December 31, 2011, we held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a liability of approximately $19,000 at December 31, 2011. We had no currency forward contracts outstanding at December 31, 2010.

Note 15 - Recent accounting pronouncements:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements.

Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In September 2011 the FASB issued ASU 2011-08 Testing Goodwill for Impairment (the revised standard). ASU 2011-08 provides the option to first assess qualitatively whether events or circumstances exist to indicate goodwill impairment may be present to determine whether further impairment testing is necessary. This standard will be effective for annual and interim goodwill testing beginning with our first quarter 2012 report, although early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements and we did not avail ourselves of the qualitative goodwill impairment assessment as part of our 2011 annual goodwill impairment analysis which was performed in the third quarter.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

Note 16 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31		June 30	Sept. 30		Dec. 31
	(In millions, except per share amounts)
2010:
Net sales	$32.8		$34.4	$35.7		$32.3
Gross profit	9.1		8.9	9.7		8.3
Operating income	1.7		2.9	3.1	(b)	1.5
Net income (loss)	(1.0	)(a)	1.7	1.7		0.6

Basic and diluted earnings (loss) per share	$(.08)		$.14	$.13		$.05

2011:
Net sales	$34.8		$35.2	$35.7		$33.1
Gross profit	8.7		9.8	8.5		8.1
Operating income	8.8	(c)	3.1	1.5	(b)	2.1
Net income	4.0	(c)	1.6	1.1		1.0

Basic and diluted earnings per share	$.32		$.13	$.09		$.08

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

(a) Includes a $1.9 million provision for deferred income taxes on pre-2005 undistributed earnings of our Taiwanese subsidiary. See Note 7 to our Consolidated Financial Statements.

(b) Includes a $500,000 and a $1.1 million write-down on assets held for sale in the third quarters of 2010 and 2011, respectively.

(c) We recorded a patent litigation settlement gain of $7.5 million ($3.4 million net of income taxes) in the first quarter of 2011. See Note 13.