Form 10-Q
period 2012-03-31
COMPX INTERNATIONAL INC
filed 2012-05-09
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Number of shares of common stock outstanding on May 3, 2012:

Class A:	2,386,107
Class B:	10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,081	$4,155
Accounts receivable, net	14,246	15,527
Inventories, net	19,578	19,661
Deferred income taxes	2,495	2,495
Prepaid expenses and other	1,025	2,063

Total current assets	47,425	43,901

Other assets:
Goodwill	34,186	34,380
Other intangible assets	2,045	1,924
Assets held for sale	6,649	6,649
Other assets	94	129

Total other assets	42,974	43,082

Property and equipment:
Land	11,321	11,465
Buildings	32,255	32,542
Equipment	124,100	124,576
Construction in progress	1,477	1,350

	169,153	169,933

Less accumulated depreciation	118,026	118,875

Net property and equipment	51,127	51,058

Total assets	$141,526	$138,041

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	March 31, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	16,240	13,075
Income taxes payable to affiliate	194	239
Income taxes	1,326	448

Total current liabilities	18,760	14,762

Noncurrent liabilities:
Long-term debt	23,185	22,233
Deferred income taxes	14,166	14,749
Other	705	747

Total noncurrent liabilities	38,056	37,729

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,125	55,125
Retained earnings	17,967	17,942
Accumulated other comprehensive income	11,494	12,359

Total stockholders’ equity	84,710	85,550

Total liabilities and stockholders’ equity	$141,526	$138,041

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2011	2012
	(unaudited)
Net sales	$34,777	$35,531
Cost of goods sold	26,096	26,057

Gross profit	8,681	9,474

Selling, general and administrative expense	6,156	6,565
Other operating income (expense):
Litigation settlement gain	7,468	—
Litigation expense	(227)	—
Facility consolidation costs	(1,006)	—

Operating income	8,760	2,909

Other non-operating income, net	130	5
Interest expense	(212)	(162)

Income before income taxes	8,678	2,752

Provision for income taxes	4,687	1,229

Net income	$3,991	$1,523

Basic and diluted income per common share	$.32	$.12

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted Income per share	12,375	12,386

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)

Net income	$3,991	$1,523

Other comprehensive income, net of tax:
Currency translation adjustment	165	571

Impact from cash flow hedges, net	132	294

Total other comprehensive income, net	297	865

Comprehensive income	$4,288	$2,388

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$3,991	$1,523
Depreciation and amortization	1,748	1,434
Deferred income taxes	1,833	381
Other, net	147	70
Change in assets and liabilities:
Accounts receivable, net	(1,126)	(1,079)
Inventories, net	(992)	(9)
Accounts payable and accrued liabilities	(4,877)	(3,633)
Accounts with affiliates	(187)	45
Income taxes	832	(1,264)
Other, net	(1,224)	(330)

Net cash provided by (used in) operating activities	145	(2,862)

Cash flows from investing activities -
Capital expenditures	(575)	(600)

Cash flows from financing activities:
Dividends paid	(1,547)	(1,548)
Repayment of long-term debt	(3,000)	—
Repayment of loan from affiliate	(4,250)	(1,000)
Other, net	—	(27)

Net cash used in financing activities	(8,797)	(2,575)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(9,227)	(6,037)
Currency translation	(28)	111
Cash and cash equivalents at beginning of period	13,919	10,081

Cash and cash equivalents at end of period	$4,664	$4,155

Supplemental disclosures – cash paid for:
Interest	$1,072	$55
Income taxes paid, net	2,263	2,067

Non-cash investing and financing activity – Accrual for capital expenditures	$133	$311

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012

(In thousands)

(unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income		Total stockholders’ equity
	Class A	Class B			Currency translation	Hedging derivatives

Balance at December 31, 2011	$24	$100	$55,125	$17,967	$11,490	$4	$84,710

Net income	—	—	—	1,523	—	—	1,523

Other comprehensive income, net	—	—	—	—	571	294	865

Cash dividends	—	—	—	(1,548)	—	—	(1,548)

Balance at March 31, 2012	$24	$100	$55,125	$17,942	$12,061	$298	$85,550

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (AMEX: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2012. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components). At March 31, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) Contran Corporation (“Contran”) and its subsidiaries held an aggregate of approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended March 31,
	2011	2012
	(In thousands)
Net sales:
Security Products	$17,788	$18,195
Furniture Components	14,895	15,103
Marine Components	2,094	2,233

Total net sales	$34,777	$35,531

Operating income:
Security Products	$3,574	$3,471
Furniture Components	6,874 (a)	1,325
Marine Components	(355)	(250)
Corporate operating expenses	(1,333)	(1,637)

Total operating income	8,760	2,909

Other non-operating income, net	130	5
Interest expense	(212)	(162)

Income before income taxes	$8,678	$2,752

Intersegment sales are not material.

(a)	Furniture Components operating income in 2011 includes: (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $1.0 million for a total net positive impact of $6.2 million.

Note 3 – Inventories, net:

	December 31, 2011	March 31, 2012
	(In thousands)
Raw materials:
Security Products	$2,510	$2,353
Furniture Components	3,314	3,553
Marine Components	933	886

Total raw materials	6,757	6,792

Work-in-process:
Security Products	5,778	5,778
Furniture Components	1,260	1,351
Marine Components	399	432

Total work-in-process	7,437	7,561

Finished goods:
Security Products	1,700	1,602
Furniture Components	2,994	3,076
Marine Components	690	630

Total finished goods	5,384	5,308

Total inventories, net	$19,578	$19,661

Note 4 – Accounts payable and accrued liabilities:

	December 31, 2011	March 31, 2012
	(In thousands)
Accounts payable	$6,203	$5,789
Accrued liabilities:
Employee benefits	7,764	4,791
Taxes other than on income	401	569
Insurance	372	366
Customer tooling	425	346
Professional	242	254
Other	833	960

Total	$16,240	$13,075

Note 5 – Long-term debt:

	December 31, 2011	March 31, 2012
	(In thousands)
Revolving bank credit facility	$1,955	$2,003
Promissory note payable to affiliate	22,230	21,230

Total debt	24,185	23,233
Less current maturities	1,000	1,000

Total long-term debt	$23,185	$22,233

During the first quarter of 2012, we prepaid $1.0 million of principal on the promissory note payable to affiliate. The average interest rates on the promissory note and the revolving bank credit facility for the first quarter of 2012 were 1.6% and 3.4%, respectively.

Note 6 – Provision for income taxes:

	Three months ended March 31,
	2011	2012
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$3,037	$963
Non–U.S. tax rates	(711)	(166)
Incremental tax on earnings of non-U.S. companies	2,318	378
State income taxes and other, net	43	54

Total income tax expense	$4,687	$1,229

In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain.

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2011		March 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Cash and cash equivalents	$10,081	$10,081	$4,155	$4,155
Accounts receivable, net	14,246	14,246	15,527	15,527

Accounts payable	6,203	6,203	5,789	5,789
Long-term debt – (including current maturities)	24,185	24,185	23,233	23,233

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable-rate long-term debt is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35.

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

At March 31, 2012, we held a series of contracts to exchange an aggregate of U.S. $13.3 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99. per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.00 per U.S. dollar at March 31, 2012. The estimated fair value of the contracts based on quoted market prices was an asset of approximately $315,000 at March 31, 2012. At December 31, 2011, we held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a liability of approximately $19,000 at December 31, 2011.

Note 8 – Recent accounting pronouncements:

In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Condensed Consolidated Financial Statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products Segment we manufacture mechanical and electronic cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and general cabinetry applications. Our Furniture Components Segment manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, healthcare, home appliances, tool storage and a variety of other applications. We also manufacture stainless steel exhaust systems, gauges and electronic and mechanical throttle controls for the performance boat industry through our Marine Components Segment.

We reported operating income of $2.9 million in the first quarter of 2012 compared to $8.8 million in the same period of 2011. Our operating income decreased in 2012 primarily due to the net effects of:

•	A 2011 litigation settlement gain;

•	2011 relocation costs related to the consolidation of our precision slides facilities;

•	Improved 2012 production efficiencies as a result of the consolidation of precision slides manufacturing facilities; and

•	Higher sales in 2012 from new sales relating to a business acquired in 2011 and an increase in customer order rates across most business segments due to improved economic conditions in North America.

Results of Operations

	Three months ended March 31,
	2011	%	2012	%
	(Dollars in thousands)
Net sales	$34,777	100.0%	$35,531	100.0%
Cost of goods sold	26,096	75.0	26,057	73.3

Gross profit	8,681	25.0	9,474	26.7
Operating costs and expenses	(6,156)	(17.7)	(6,565)	(18.5)
Litigation settlement gain	7,468	21.5	—	—
Litigation expenses	(227)	(0.7)	—	—
Facility consolidation costs	(1,006)	(2.9)	—	—

Operating income	$8,760	25.2%	$2,909	8.2%

Net sales. Net sales increased 2% in the first quarter of 2012 compared to the same period of 2011. Net sales increased in 2012 principally due to $1.1 million in new sales during the quarter from the Furniture Components ergonomics healthcare product line acquired in 2011 and from growth in customer demand within our Security Products and Marine segments resulting from improving economic conditions in North America, partially offset by lower other Furniture Component sales.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased by 2% in the first quarter of 2012 compared to the same period in 2011. As a result, gross profit and related margin increased over the same period. The increase in gross profit is primarily due to improved production efficiencies principally within our Furniture Components segment as a result of the consolidation of precision slides manufacturing facilities completed in 2011. The gross margin percentage impact relating to the above noted July 2011 acquisition of a Furniture Components products business was not significant.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses increased less than 1% in the first quarter of 2012 compared to the same period in 2011.

Litigation. We recognized a litigation settlement gain of approximately $7.5 million in the first quarter of 2011.

Facility consolidation costs. In the first quarter of 2011, our Furniture Components segment recorded approximately $1.0 million in relocation costs as a result of consolidating two of our precision slides facilities.

Operating income. Operating income decreased to $2.9 million for the first quarter of 2012 compared to $8.8 million for the first quarter of 2011. Operating income decreased in 2012 primarily due to the net effects of the litigation settlement gain recorded in the first quarter of 2011, facility consolidation costs incurred in 2011, improved production efficiencies in 2012 as a result of the Furniture Components facility consolidation and slightly increased sales in 2012 across all business segments.

Currency. Our Furniture Components Segment has substantial operations and assets which are all located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. However, the impact of relative changes in foreign currency exchange rates on sales and operating income in 2012 was not significant.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 6 to the Condensed Consolidated Financial Statements. Our income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of our pre-tax earnings can result in fluctuations in the effective income tax rate. Generally, the effective tax rate on income derived from our U.S. operations, including the effect of U.S. state income taxes, is lower than the effective tax rate on income derived from our non-U.S. operations, in part due to the deferred tax on our foreign earnings that are not permanently reinvested and an election not to claim a credit with respect to foreign income taxes paid but instead to claim a tax deduction, consistent with the election made by Contran, the parent of our consolidated U.S. federal income tax group.

Our geographic mix of pre-tax earnings and the U.S. deferred tax related to our foreign earnings that are not permanently reinvested, without offset by foreign tax credits where available, are the primary reasons our effective income tax rate in 2011 and 2012 is higher than the 35% U.S. federal statutory income tax rate. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain. See Notes 6 to the Condensed Consolidated Financials Statements.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended March 31,		% Change
	2011	2012
	(In thousands)
Net sales:
Security Products	$17,788	$18,195	2%
Furniture Components	14,895	15,103	1%
Marine Components	2,094	2,233	7%

Total net sales	$34,777	$35,531	2%

Gross profit:
Security Products	$5,844	$5,690	(3%)
Furniture Components	2,588	3,461	34%
Marine Components	249	323	30%

Total gross profit	$8,681	$9,474	9%

Operating income:
Security Products	$3,574	$3,471	(3%)
Furniture Components	6,874	1,325	(81%)
Marine Components	(355)	(250)	30%
Corporate operating expenses	(1,333)	(1,637)	(23%)

Total operating income	$8,760	$2,909	(67%)

Security Products. Security Products net sales increased 2% in the first quarter of 2012 compared to the same period last year. The increase in sales is primarily due to improved economic conditions in North America. Gross margin decreased 2 percentage points on net sales in the first quarter of 2012 compared to the same period in 2011 due to slightly higher raw material costs and a slightly less favorable product mix in 2012. As a result, operating income for the Security Products segment decreased 1 percentage point on net sales for the first quarter of 2012 compared to the first quarter of 2011.

Furniture Components. Furniture Components net sales increased 1% in the first quarter of 2012 compared to the same period last year. Net sales were positively impacted by $1.1 million in sales relating to the July 2011 acquisition of an ergonomics healthcare component products business. This increase in sales was partially offset by a decrease in overall demand for other Furniture Components products due to a decrease in customer office furniture projects. Gross margin increased from 17% in the first three months of 2011 to 23% in the first three months of 2012. The increase in gross margin was primarily the result of a 3 percentage point reduction in fixed manufacturing costs primarily as a result of the 2011 precision slides facility consolidation. The impact of the acquired ergonomics component business on gross margin percentage for 2012 was not significant. Furniture Components 2011 operating income includes: (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and

(iii) facility consolidation costs of approximately $1.0 million. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage increased 4 percentage points in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the increase in gross margin as noted above.

Marine Components. Marine Components net sales increased 7% in the first quarter of 2012 as compared to the same period last year. Gross margin and operating loss percentage improved in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased leverage of fixed costs as a result of higher sales and lower intangible amortization expense due to intangibles that became fully amortized during 2011.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a slight increase in demand across most of our markets during the first quarter of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by $1.1 million in sales during the quarter from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across the remainder of our customers during 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel, which together represent approximately 18% of our total cost of goods sold. Compared to 2011, the overall change in our cost of these raw materials was not significant in the first quarter of 2012. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity strategic purchases of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

During the first quarter of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 7 to the Condensed Financial Statements for currency hedging contracts in place at March 31, 2012.

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash provided by operating activities for the first three months of 2012 decreased by $3.0 million as compared to the first three months of 2011 primarily due to the net effects of:

•

The negative impact of lower operating income in the first quarter of 2012 of $5.9 million (primarily as a result of a $7.5 million litigation settlement gain recognized in the first quarter of 2011, partially offset by $1.0 million in 2011 facility consolidation costs);

•	The positive impact of lower net cash used from relative changes in our inventories in 2012 of $983,000 due to an increase in inventory balances in 2011 relating to the facility consolidation; and

•

The positive impact of lower cash paid for interest of $1.0 million in 2012 due to the interest payment on our note payable to affiliate in March 2011 which included deferred interest from July 1, 2009 to December 31, 2010.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2011 to March 31, 2012 varied by segment. Generally we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter compared to the fourth quarter. Overall, our March 31, 2012 days sales outstanding compared to December 31, 2011 is in line with our expectations. For comparative purposes, we have provided December 31, 2010 and March 31, 2011 numbers below.

Days Sales Outstanding:	December 31, 2010	March 31, 2011	December 31, 2011	March 31, 2012
Security Products	40 Days	37 Days	39 Days	40 Days
Furniture Components	44 Days	46 Days	38 Days	39 Days
Marine Components	34 Days	43 Days	44 Days	39 Days
Consolidated CompX	41 Days	41 Days	39 Days	40 Days

As shown below, our average number of days in inventory decreased from December 31, 2011 to March 31, 2012. The decrease in days in inventory was the result of an increase in sales volume in the first quarter of 2012 without a significant change in inventory value. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products. As a result, our overall March 31, 2012 days in inventory compared to December 31, 2011 is in line with our expectations. For comparative purposes, we have provided December 31, 2010 and March 31, 2011 numbers below.

Days in Inventory:	December 31, 2010	March 31, 2011	December 31, 2011	March 31, 2012
Security Products	73 Days	73 Days	79 Days	71 Days
Furniture Components	58 Days	55 Days	59 Days	62 Days
Marine Components	143 Days	118 Days	114 Days	93 Days
Consolidated CompX	70 Days	68 Days	71 Days	69 Days

Financing activities. Net cash used in financing activities was $2.6 million in the first quarter of 2012 compared to net cash used of $8.8 million in the first quarter of 2011. The change is primarily a result of a total of $7.3 million in principal repayments on long-term debt paid during the first quarter of 2011 compared to $1.0 million paid in the first quarter of 2012. See Note 5 to the Condensed Consolidated Financial Statements.

Debt obligations. At March 31, 2012, there was approximately $2.0 million outstanding under our $30 million revolving credit facility that matures in January 2015, and $21.2 million outstanding under our note payable to affiliate. At March 31, 2012 we could borrow the full amount of the remaining capacity of our revolving credit facility without violating any debt covenants. We were in compliance with all of our financial covenants at March 31, 2012.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. Although there are no current expectations to further borrow on the revolving credit facility, lower future operating results could reduce or eliminate our amount available to borrow and restrict future dividends. See also Note 5 to the Condensed Consolidated Financial Statements.

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

Substantially all of the $4.2 million aggregate cash and cash equivalents at March 31, 2012 was held by our non-U.S. subsidiaries.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2012 totaled $910,000. Our 2012 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2011 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

Recent accounting pronouncements –

See Note 8 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first quarter of 2012 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report.

Forward-looking information –

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future demand for our products,

•	Changes in our raw material and other operating costs (such as steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

•	Demand for office furniture,

•	Price and product competition from low-cost manufacturing sources (such as China),

•	The impact of pricing and production decisions,

•	Customer and competitor strategies including substitute products,

•	Uncertainties associated with the development of new product features,

•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),

•	Current and future litigation,

•	Potential difficulties in integrating completed or future acquisitions,

•	Actual demand relating to new products or products associated with an acquisition,

•	Decisions to sell operating assets other than in the ordinary course of business,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	Our ability to comply with covenants contained in our revolving bank credit facility,

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,

•	The impact of current or future government regulations,

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),

•

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), and

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

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 7 to the Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2011 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2012.

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

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request. We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, and Audit Committee Charter, each as adopted by our board of directors on February 22, 2012 and May 28, 2008 respectively, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 8, 2012	By:	/s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller