Form 10-Q
period 2012-06-30
COMPX INTERNATIONAL INC
filed 2012-08-09
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of common stock outstanding on August 3, 2012:

Class A:	2,392,107
Class B:	10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,081	$5,178
Accounts receivable, net	14,246	17,450
Inventories, net	19,578	19,210
Prepaid and other	1,025	1,987
Deferred income taxes	2,495	2,494

Total current assets	47,425	46,319

Other assets:
Goodwill	34,186	34,226
Other intangible assets	2,045	1,719
Assets held for sale	6,649	6,649
Other assets	94	124

Total other assets	42,974	42,718

Property and equipment:
Land	11,321	11,382
Buildings	32,255	32,341
Equipment	124,100	122,507
Construction in progress	1,477	2,215

	169,153	168,445

Less accumulated depreciation	118,026	117,236

Net property and equipment	51,127	51,209

Total assets	$141,526	$140,246

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$1,000
Accounts payable and accrued liabilities	16,240	15,998
Income taxes payable to affiliate	194	154
Income taxes	1,326	277

Total current liabilities	18,760	17,429

Noncurrent liabilities:
Long-term debt	23,185	21,926
Deferred income taxes	14,166	15,509
Other noncurrent liabilities	705	2

Total noncurrent liabilities	38,056	37,437

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,125	55,203
Retained earnings	17,967	18,486
Accumulated other comprehensive income	11,494	11,567

Total stockholders’ equity	84,710	85,380

Total liabilities and stockholders’ equity	$141,526	$140,246

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net sales	$35,241	$37,598	$70,018	$73,129
Cost of goods sold	25,406	27,573	51,502	53,630

Gross profit	9,835	10,025	18,516	19,499

Selling, general and administrative expense	5,902	6,096	12,061	12,661
Other operating income (expense):
Litigation settlement gain	—	—	7,468	—
Litigation expense	—	—	(227)	—
Facility consolidation costs	(795)	—	(1,798)	—

Operating income	3,138	3,929	11,898	6,838

Other non-operating income, net	128	6	257	9
Interest expense	(187)	(141)	(399)	(302)

Income before income taxes	3,079	3,794	11,756	6,545

Provision for income taxes	1,448	1,701	6,135	2,929

Net income	$1,631	$2,093	$5,621	$3,616

Basic and diluted income per common share	$.13	$.17	$.45	$.29

Cash dividends per share	$.125	$.125	$.25	$.25

Shares used in the calculation of basic and diluted income per share	12,381	12,388	12,378	12,387

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)

Net income	$1,631	$2,093	$5,621	$3,616

Other comprehensive income (loss), net of tax:
Currency translation adjustment	252	(541)	417	30

Impact from cash flow hedges, net	(68)	(251)	64	43

Total other comprehensive income (loss), net	184	(792)	481	73

Comprehensive income	$1,815	$1,301	$6,102	$3,689

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$5,621	$3,616
Depreciation and amortization	3,416	2,864
Deferred income taxes	2,556	1,376
Other, net	319	207
Change in assets and liabilities:
Accounts receivable, net	(2,946)	(3,159)
Inventories, net	(2,329)	150
Accounts payable and accrued liabilities	(2,777)	(1,471)
Accounts with affiliates	(804)	(40)
Income taxes	876	(1,576)
Other, net	(1,102)	(404)

Net cash provided by operating activities	2,830	1,563

Cash flows from investing activities:
Capital expenditures	(1,271)	(2,164)
Proceeds from sale of fixed assets	100	30

Net cash used in investing activities	(1,171)	(2,134)

Cash flows from financing activities:
Dividends paid	(3,095)	(3,097)
Repayment of loan from affiliate	(4,500)	(1,250)
Repayment of long-term debt	(3,000)	—
Other, net	171	(57)

Net cash used in financing activities	(10,424)	(4,404)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(8,765)	(4,975)
Currency translation	(5)	72
Cash and cash equivalents at beginning of period	13,919	10,081

Cash and cash equivalents at end of period	$5,149	$5,178

Supplemental disclosures – cash paid for:
Interest	$1,243	$161
Income taxes paid, net	3,531	3,168

Non-cash investing and financing activity – Accrual for capital expenditures	$146	$510

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2012

(In thousands)

(unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income		Total stockholders’ equity
	Class A	Class B			Currency translation	Hedging derivatives

Balance at December 31, 2011	$24	$100	$55,125	$17,967	$11,490	$4	$84,710

Net income	—	—	—	3,616	—	—	3,616

Other comprehensive income, net	—	—	—	—	30	43	73

Issuance of common stock	—	—	78	—	—	—	78

Cash dividends	—	—	—	(3,097)	—	—	(3,097)

Balance at June 30, 2012	$24	$100	$55,203	$18,486	$11,520	$47	$85,380

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2012. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components). At June 30, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands)
Net sales:
Security Products	$18,396	$19,248	$36,185	$37,442
Furniture Components	14,146	15,452	29,041	30,555
Marine Components	2,699	2,898	4,792	5,132

Total net sales	$35,241	$37,598	$70,018	$73,129

Operating income:
Security Products	$3,788	$3,669	$7,361	$7,141
Furniture Components	765	1,771	7,640	3,096
Marine Components	(57)	102	(412)	(148)
Corporate operating expense	(1,358)	(1,613)	(2,691)	(3,251)

Total operating income	3,138	3,929	11,898	6,838

Other non-operating income, net	128	6	257	9
Interest expense	(187)	(141)	(399)	(302)

Income before income taxes	$3,079	$3,794	$11,756	$6,545

Intersegment sales are not material.

Furniture Components net sales in the second quarter and first six months of 2012 include sales of approximately $1.1 million and $2.3 million, respectively, related to the Furniture Components ergonomics healthcare product line acquired in July 2011. The impact on operating income for the 2012 periods relating to the acquisition was not significant.

Furniture Components operating income for the second quarter of 2011 includes $795,000 of facility consolidation costs. Furniture Components operating income for the first six months of 2011 includes (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $1.8 million, for a total net positive impact of $5.4 million.

Note 3 – Accounts receivable, net:

	December 31, 2011	June 30, 2012
	(In thousands)
Account receivable, net:
Security Products	$7,637	$8,853
Furniture Components	6,208	7,806
Marine Components	802	1,122
Allowance for doubtful accounts	(401)	(331)

Total accounts receivable, net	$14,246	$17,450

Note 4 – Inventories, net:

	December 31, 2011	June 30, 2012
	(In thousands)
Raw materials:
Security Products	$2,510	$2,220
Furniture Components	3,314	3,647
Marine Components	933	1,005

Total raw materials	6,757	6,872

Work-in-process:
Security Products	5,778	5,602
Furniture Components	1,260	1,406
Marine Components	399	423

Total work-in-process	7,437	7,431

Finished goods:

Security Products	1,700	1,500
Furniture Components	2,994	2,813
Marine Components	690	594

Total finished goods	5,384	4,907

Total inventories, net	$19,578	$19,210

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2011	June 30, 2012
	(In thousands)
Accounts payable	$6,203	$6,426
Accrued liabilities:
Employee benefits	7,764	6,412
Contingent consideration	—	732
Taxes other than on income	401	563
Customer tooling	425	375
Insurance	372	366
Other	1,075	1,124

Total	$16,240	$15,998

The accrued contingent consideration is discussed in Note 8.

Note 6 – Long-term debt:

	December 31, 2011	June 30, 2012
	(In thousands)
Revolving bank credit facility	$1,955	$1,946
Promissory note payable to affiliate	22,230	20,980

Total debt	24,185	22,926
Less current maturities	1,000	1,000

Total long-term debt	$23,185	$21,926

We repaid an aggregate of $1.25 million on the promissory note payable to affiliate during the first six months of 2012, including a principal prepayment of $1.0 million. The average interest rate on the promissory note payable to affiliate as of and for the six-month period ended June 30, 2012 was 1.5%. The average interest rate on the revolving bank credit facility for the six month period ended June 30, 2012 was 3.8% and at June 30, 2012 the rate was 3.4%.

Note 7 – Provision for income taxes:

	Six months ended June 30,
	2011	2012
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$4,115	$2,291
Non–U.S. tax rates	(876)	(407)
Incremental tax on earnings of non-U.S. companies	2,742	878
State income taxes and other, net	154	167

Total income tax expense	$6,135	$2,929

In the first six months of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain.

Note 8 – Financial instruments and fair value measurements:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2011		June 30, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Cash and cash equivalents	$10,081	$10,081	$5,178	$5,178
Accounts receivable, net	14,246	14,246	17,450	17,450

Accounts payable	6,203	6,203	6,426	6,426
Long-term debt (including current maturities)	24,185	24,185	22,926	22,926

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable-rate long-term debt is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35.

We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future. Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions. The quoted market prices for the forward contracts are a Level 1 input.

At June 30, 2012, we held a series of contracts to exchange an aggregate of U.S. $8.8 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at June 30, 2012. The estimated fair value of the contracts was an asset of approximately $62,000 at June 30, 2012. At December 31, 2011, we held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a liability of approximately $19,000 at December 31, 2011.

As discussed in our 2011 Annual Report, potential additional cash consideration related to the Furniture Components ergonomics healthcare product line acquired in July 2011, in an amount ranging from nil to approximately $1.5 million, is payable in the first quarter of 2013. The payment is contingent upon the achievement of certain acquired product line sales targets during 2012. The estimated fair value of such accrued contingent consideration has been determined using a probability-weighted discounted cash flow methodology (Level 3 inputs), using a discount rate of approximately 4%. During the first six months of 2012, the amount of the accrued contingent consideration increased only for interest, which was not material.

Note 9 – Recent Accounting Pronouncements:

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

We reported operating income of $3.9 million in the second quarter of 2012 compared to $3.1 million in the same period of 2011. Our operating income increased in the second quarter of 2012 primarily due to relocation costs incurred in the second quarter of 2011 for the consolidation of our precision slides facilities.

We reported operating income of $6.8 million for the six month period ended June 30, 2012 compared to $11.9 million for the comparable period in 2011. Our operating income decreased for the six month period in 2012 primarily due to the net effects of:

•	A 2011 litigation settlement gain;

•	2011 relocation costs related to the consolidation of our precision slides facilities;

•	Improved 2012 production efficiencies as a result of the consolidation of our precision slides manufacturing facilities; and

•	An increase in customer order rates across most business segments due to improved economic conditions in North America.

Our product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit. In addition, small variations in period-to-period net sales, cost of goods sold and gross profit can result from changes in the relative mix of our products sold.

Results of Operations

	Three months ended June 30,
	2011	%	2012	%
	(Dollars in thousands)
Net sales	$35,241	100%	$37,598	100%
Cost of goods sold	25,406	72	27,573	73

Gross profit	9,835	28	10,025	27
Operating costs and expenses	5,902	17	6,096	16
Facility consolidation costs	795	2	—	—

Operating income	$3,138	9%	$3,929	10%

	Six months ended June 30,
	2011	%	2012	%
	(Dollars in thousands)
Net sales	$70,018	100%	$73,129	$100%
Cost of goods sold	51,502	74	53,630	73

Gross profit	18,516	26	19,499	27
Operating costs and expenses	12,061	17	12,661	17
Litigation settlement gain	(7,468)	(11)	—	—
Litigation expense	227	—	—	—
Facility consolidation costs	1,798	3	—	—

Operating income	$11,898	17%	$6,838	9%

Net sales. Net sales increased 7% in the second quarter of 2012 and increased 4% in the first six months of 2012 as compared to the same periods in 2011. Net sales increased in 2012 principally due to $1.1 million and $2.3 million in new ergonomic healthcare product line sales during the quarter and the six month period, respectively, related to the Furniture Components business acquired in 2011, as well as from growth in customer demand (or higher sales volumes) within our Security Products and Marine Components segments resulting from improving economic conditions in North America. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold increased $2.2 million, or 9%, in the second quarter of 2012 as compared to the second quarter of 2012, and increased by $2.1 million, or 4%, in the year-to-date period. The increase in cost of goods sold was primarily due to the increase in sales over the comparative periods although certain other items noted below impacted cost of goods sold resulting in a decrease in our gross profit margin percentage of 1% for the quarter and an increase of less than 1% for the year-to-date period.

The gross profit comparison for the quarter was primarily impacted by higher medical self-insurance costs. The gross profit comparison for the six month period was impacted by the net effects of (i) lower fixed manufacturing costs (mostly in the first quarter), including lower depreciation expense, primarily as a result of the 2011 facility consolidation, (ii) a net positive impact relating to relative changes in currency exchange rates, (iii) higher raw material costs (primarily in the first quarter of 2012) and (iv) higher medical self-insurance costs. See our segment discussion below for quantification of the impact of these items on the quarter and six month periods.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and marketing expenses, as well as gains and losses on disposals of plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable for the second quarter and the six month period of 2012 in relation to the same periods in 2011.

Litigation. We recognized a litigation settlement gain of approximately $7.5 million in the first quarter of 2011.

Facility consolidation costs. In the second quarter and first six months of 2011, our Furniture Components segment recorded approximately $795,000 and $1.8 million in relocation costs as a result of consolidating two of our precision slides facilities.

Operating income. Operating income increased to $3.9 million for the second quarter of 2012 compared to $3.1 million for the second quarter of 2011. Operating income for the second quarter of 2012 increased primarily due to the facility consolidation costs incurred during the second quarter of 2011, as discussed above.

Operating income decreased to $6.8 million for the six month period of 2012 compared to $11.9 million for the six month period of 2011. Operating income for the six month comparative period decreased primarily due to the net effects of the litigation settlement gain recorded in the first quarter of 2011, and facility consolidation costs incurred in 2011.

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

Three months ended June 30, 2012 vs. 2011 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
Impact on:
Net Sales	$—	$—	$—	$(110)	$(110)
Operating income	89	56	(33)	331	298

Six months ended June 30, 2012 vs. 2011 (in thousands)
	Transaction gains/(losses)			Translation gain/loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
Impact on:
Net Sales	$—	$—	$—	$(158)	$(158)
Operating income	43	(51)	(94)	432	338

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

Our geographic mix of pre-tax earnings and the U.S. deferred tax related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2011 and 2012 is higher than the 35% U.S. federal statutory income tax rate. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain. See Notes 7 to the Condensed Consolidated Financial Statements.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2011	2012		2011	2012
	(Dollars in thousands)
Net sales:
Security Products	$18,396	$19,248	5%	$36,185	$37,442	3%
Furniture Components	14,146	15,452	9%	29,041	30,555	5%
Marine Components	2,699	2,898	7%	4,792	5,132	7%

Total net sales	$35,241	$37,598	7%	$70,018	$73,129	4%

Gross profit:
Security Products	$5,971	$5,912	(1%)	$11,816	$11,601	(2%)
Furniture Components	3,340	3,517	5%	5,927	6,979	18%
Marine Components	524	596	14%	773	919	19%

Total gross profit	$9,835	$10,025	2%	$18,516	$19,499	5%

Operating income:
Security Products	$3,788	$3,669	(3%)	$7,361	$7,141	(3%)
Furniture Components	765	1,771	132%	7,640	3,096	(59%)
Marine Components	(57)	102	279%	(412)	(148)	64%
Corporate operating expense	(1,358)	(1,613)	(19%)	(2,691)	(3,251)	(21%)

Total operating income	$3,138	$3,929	25%	$11,898	$6,838	(43%)

Gross profit margin:
Security Products	32%	31%		33%	31%
Furniture Components	24%	23%		20%	23%
Marine Components	19%	21%		16%	18%

Total gross margin	28%	27%		26%	27%

Operating income margin:
Security Products	21%	19%		20%	19%
Furniture Components	5%	11%		26%	10%
Marine Components	(2%)	4%		(9%)	(3%)

Total operating income margin	9%	10%		17%	9%

Security Products. Security Products net sales increased 5% in the second quarter and 3% in the first six months of 2012 compared to the same periods last year. The increase in sales is primarily due to improved economic conditions in North America.

As a percentage of net sales, 2012 gross margin decreased approximately 1 percentage point for the second quarter and 2 percentage points for the six month period of 2012 as compared to the prior year. The decrease in gross margin percentage for the three month period was primarily the result of higher medical self-insurance claims in 2012 of $244,000. The decrease in gross margin percentage for the six month period was primarily the result of higher raw material costs of $380,000 (primarily in the first quarter 2012) and higher medical self-insurance claims of $179,000 in 2012.

As a percentage of net sales, operating income margin decreased in both periods of 2012 as compared to the same periods in the prior year primarily due to the items noted above that impacted gross margin.

Furniture Components. Furniture Components net sales increased 9% in the second quarter of 2012 compared to the same period last year, and increased 5% in the first six months of 2012 in relation to the same period in the prior year. Net sales were positively impacted by $1.1 million and $2.3 million in the second quarter and first six months of 2012, respectively, relating to the July 2011 acquisition of an ergonomics healthcare component products business. This increase in sales was partially offset by a decrease in overall demand for other Furniture Components products due to a decrease in customer office furniture related projects.

As a percentage of net sales, 2012 gross margin decreased approximately 1 percentage point for the second quarter and improved 3 percentage points for the six month period as compared to the prior year. The impact of the decrease in gross margin percentage for the second quarter of 2012 compared to the second quarter of 2011 was not significant. The improvement in gross margin percentage for the six month period was primarily the result of a $430,000 reduction in fixed manufacturing costs, including lower depreciation expense, relating to higher fixed manufacturing costs in the first quarter of 2011 associated with the facility consolidation and a positive $350,000 net impact of relative changes in currency exchange rates. The impact of the acquired ergonomics component business on gross margin percentage for the second quarter and for the six month period of 2012 was not significant.

Furniture Components operating income for the second quarter of 2011 includes $795,000 of facility consolidation costs. Excluding the 2011 facility consolidation costs, the operating income margins for the second quarters of 2012 and 2011 are comparable at 11%. Furniture Components 2011 operating income for the six month period includes: (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $1.8 million. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage increased 3 percentage points in the first six months of 2012 compared to the first six months of 2011 primarily due to the items noted above that impacted gross margin.

Marine Components. Marine Components net sales increased $199,000, or 7%, and increased $340,000, or 7%, for the second quarter and six month periods in 2012 compared to the same periods in the prior year, respectively. As a percentage of net sales, gross margin and operating income increased for the second quarter and six month periods of 2012 compared to the respective 2011 periods primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in 2011.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced an increase in demand across most of our markets during the first six months of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by $2.3 million in sales during the first six months from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across our other customers during the remainder of 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

During the first six months of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 8 to the Condensed Consolidated Financial Statements for currency hedging contracts in place at June 30, 2012.

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash provided by operating activities for the first six months of 2012 decreased by $1.3 million as compared to the first six months of 2011 primarily due to the net effects of:

•

The negative impact of lower operating income in the first six months of 2012 of $5.1 million (primarily as a result of a $7.5 million litigation settlement gain recognized in the first quarter of 2011, partially offset by $1.8 million in 2011 facility consolidation costs);

•	The positive impact of lower net cash used from relative changes in our inventories in 2012 of $2.5 million due to an increase in inventory balances in 2011 relating to the facility consolidation; and

•

The positive impact of lower cash paid for interest of $1.1 million in 2012 due to the interest payment on our note payable to affiliate in March 2011 which included deferred interest from July 1, 2009 to December 31, 2010.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2011 to June 30, 2012 varied by segment. Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter. For comparative purposes, we have provided December 31, 2010 and June 30, 2011 numbers below. Overall, our June 30, 2012 days sales outstanding compared to December 31, 2011 is in line with our expectations.

Days Sales Outstanding:	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012
Security Products	40 Days	42 Days	39 Days	41 Days
Furniture Components	44 Days	51 Days	38 Days	46 Days
Marine Components	34 Days	40 Days	44 Days	33 Days
Consolidated CompX	41 Days	46 Days	39 Days	42 Days

As shown below, our consolidated average number of days in inventory decreased from December 31, 2011 to June 30, 2012. The decrease in days in inventory was the result of an increase in sales volume in the first six months of 2012 without a significant change in inventory value due to our operational focus on continuously improving our inventory management. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end products. For comparative purposes, we have provided December 31, 2010 and June 30, 2011 numbers below.

Days in Inventory:	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012
Security Products	73 Days	71 Days	79 Days	64 Days
Furniture Components	58 Days	73 Days	59 Days	60 Days
Marine Components	143 Days	94 Days	114 Days	80 Days
Consolidated CompX	70 Days	74 Days	71 Days	63 Days

Investing activities. Net cash used in investing activities totaled $2.1 million in the first six months of 2012 compared to net cash used of $1.2 million in the first six months of 2011. The increase is primarily the result of increased capital expenditures related to new Furniture Component products including the ergonomics healthcare product line acquired in 2011 and the upgrading of our Security Products and Marine Components manufacturing and accounting systems.

Financing activities. Net cash used by financing activities was $4.4 million in the first six months of 2012 compared to net cash used of $10.4 in the first six months of 2011.

During 2012:

•	we paid $3.1 million, or $.25 per share, in dividends, and

•	we repaid $1.3 million in principal payments on our promissory note payable to affiliate.

During 2011:

•	we paid $3.1 million, or $.25 per share, in dividends,

•	we repaid $4.5 million in principal payments on our promissory note payable to affiliate, and

•	we repaid $3.0 million that was outstanding under our credit facility at December 31, 2010.

See Note 6 to the Condensed Consolidated Financial Statements.

Debt obligations. At June 30, 2012, there was approximately $1.9 million outstanding under our $30 million revolving credit facility that matures in January 2015, and $21.0 million outstanding under our note payable to affiliate. At June 30, 2012 we could borrow the full amount of the remaining capacity of our credit facility without violating any debt covenants. We were in compliance with all of our financial covenants at June 30, 2012.

Provisions contained in our revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, our revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of our revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business. Although there are no current expectations to further borrow on the revolving credit facility, lower future operating results could reduce or eliminate our amount available to borrow and restrict future dividends. See also Note 6 to the Condensed Consolidated Financial Statements.

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

Of the $5.2 million aggregate cash and cash equivalents at June 30, 2012, $4.7 million was held by our non-U.S. subsidiaries.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2012 totaled $1.2 million. Our 2012 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain or improve our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2011 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2012 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report.

Forward-looking information –

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if our expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to the following:

•	Future demand for our products,

•	Changes in our raw material and other operating costs (such as steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

•	Demand for office furniture,

•	Price and product competition from low-cost manufacturing sources (such as China),

•	The impact of pricing and production decisions,

•	Customer and competitor strategies including substitute products,

•	Uncertainties associated with the development of new product features,

•	Fluctuations in the value of the U.S. dollar relative to other currencies (such as the Canadian dollar and New Taiwan dollar),

•	Future litigation,

•	Potential difficulties in integrating completed or future acquisitions,

•	Actual demand relating to new products or products associated with an acquisition,

•	Decisions to sell operating assets other than in the ordinary course of business,

•	Potential difficulties in implementing new operational and accounting systems,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	Our ability to comply with covenants contained in our revolving bank credit facility,

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,

•	The impact of current or future government regulations,

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world),

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

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2011 Annual Report. For a discussion of these market risk items, refer to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 8 to the Condensed Consolidated Financial Statements.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2011 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2012.

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

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request. We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, and Audit Committee Charter, each as adopted by our board of directors on February 22, 2012 and March 2, 2011 respectively, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 8, 2012	By:	/s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller