Form 10-Q
period 2012-09-30
COMPX INTERNATIONAL INC
filed 2012-11-06
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

Number of shares of common stock outstanding on November 5, 2012:

Class A:	2,392,107
Class B:	10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,081	$7,030
Accounts receivable, net	14,246	17,212
Inventories, net	19,578	19,253
Prepaid and other	1,025	2,554
Deferred income taxes	2,495	2,495

Total current assets	47,425	48,544

Other assets:
Goodwill	34,186	34,457
Other intangible assets	2,045	1,620
Assets held for sale	6,649	6,244
Other assets	94	127

Total other assets	42,974	42,448

Property and equipment:
Land	11,321	11,510
Buildings	32,255	32,836
Equipment	124,100	119,937
Construction in progress	1,477	2,103

	169,153	166,386
Less accumulated depreciation	118,026	114,964

Net property and equipment	51,127	51,422

Total assets	$141,526	$142,414

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$1,000
Accounts payable and accrued liabilities	16,240	15,057
Income taxes payable to affiliate	194	695
Income taxes	1,326	305

Total current liabilities	18,760	17,057

Noncurrent liabilities:
Long-term debt	23,185	21,515
Deferred income taxes	14,166	16,498
Other noncurrent liabilities	705	3

Total noncurrent liabilities	38,056	38,016

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,125	55,203
Retained earnings	17,967	19,546
Accumulated other comprehensive income	11,494	12,468

Total stockholders’ equity	84,710	87,341

Total liabilities and stockholders’ equity	$141,526	$142,414

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net sales	$35,736	$37,110	$105,755	$110,239
Cost of goods sold	27,202	26,948	78,704	80,578

Gross profit	8,534	10,162	27,051	29,661
Selling, general and administrative expense	5,745	6,190	17,807	18,851
Other operating income (expense):
Reversal of accrued contingent consideration	—	778	—	778
Assets held for sale write-down	(1,135)	(405)	(1,135)	(405)
Litigation settlement gain	—	—	7,468	—
Litigation expense	—	—	(227)	—
Facility consolidation costs	(175)	—	(1,973)	—

Operating income	1,479	4,345	13,377	11,183
Other non-operating income, net	127	8	385	18
Interest expense	(218)	(139)	(617)	(441)

Income before income taxes	1,388	4,214	13,145	10,760
Provision for income taxes	302	1,605	6,437	4,535

Net income	$1,086	$2,609	$6,708	$6,225

Basic and diluted income per common share	$.09	$.21	$.54	$.50

Cash dividends per share	$.125	$.125	$.375	$.375

Shares used in the calculation of basic and diluted income per share	12,386	12,392	12,381	12,389

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$1,086	$2,609	$6,708	$6,225

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1,414)	843	(997)	873
Impact from cash flow hedges, net	(704)	58	(640)	101

Total other comprehensive income (loss), net	(2,118)	901	(1,637)	974

Comprehensive income (loss)	$(1,032)	$3,510	$5,071	$7,199

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$6,708	$6,225
Depreciation and amortization	5,259	4,308
Deferred income taxes	885	1,988
Reversal of accrued contingent consideration	—	(778)
Assets held for sale write-down	1,135	405
Other, net	488	308
Change in assets and liabilities (exclusive of acquisition):
Accounts receivable, net	(1,886)	(2,924)
Inventories, net	(872)	338
Accounts payable and accrued liabilities	(3,176)	(1,932)
Accounts with affiliates	141	501
Income taxes	585	(1,433)
Other, net	(950)	(576)

Net cash provided by operating activities	8,317	6,430

Cash flows from investing activities:
Capital expenditures	(1,772)	(3,119)
Acquisition, net of cash acquired	(4,903)	—
Proceeds from sale of fixed assets	151	48

Net cash used in investing activities	(6,524)	(3,071)

Cash flows from financing activities:
Dividends paid	(4,643)	(4,646)
Repayment of loan from affiliate	(4,750)	(1,750)
Borrowing under long-term debt	5,294	—
Repayment of long-term debt	(3,006)	—
Other, net	171	(60)

Net cash used in financing activities	(6,934)	(6,456)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(5,141)	(3,097)
Currency translation	(245)	46
Cash and cash equivalents at beginning of period	13,919	10,081

Cash and cash equivalents at end of period	$8,533	$7,030

Supplemental disclosures – cash paid for:
Interest	$1,402	$308
Income taxes paid, net	4,850	3,478
Non-cash investing and financing activity - Accrual for capital expenditures	$320	$546

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2012

(In thousands)

(unaudited)

					Accumulated other
			Additional		comprehensive income		Total
	Common Stock		paid-in	Retained	Currency	Hedging	stockholders’
	Class A	Class B	capital	earnings	translation	derivatives	equity
Balance at December 31, 2011	$24	$100	$55,125	$17,967	$11,490	$4	$84,710
Net income	—	—	—	6,225	—	—	6,225
Other comprehensive income, net	—	—	—	—	873	101	974
Issuance of common stock	—	—	78	—	—	—	78
Cash dividends	—	—	—	(4,646)	—	—	(4,646)

Balance at September 30, 2012	$24	$100	$55,203	$19,546	$12,363	$105	$87,341

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2012. We manufacture and sell component products (security products, precision ball bearing slides, ergonomic computer support systems, and performance marine components). At September 30, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation (“Contran”) held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
	(In thousands)
Net sales:
Security Products	$18,077	$18,873	$54,261	$56,315
Furniture Components	15,588	15,828	44,630	46,383
Marine Components	2,071	2,409	6,864	7,541

Total net sales	$35,736	$37,110	$105,755	$110,239

Operating income:
Security Products	$3,550	$3,758	$10,911	$10,899
Furniture Components	711	2,708	8,351	5,804
Marine Components	(252)	(181)	(664)	(330)
Corporate operating expense	(2,530)	(1,940)	(5,221)	(5,190)

Total operating income	1,479	4,345	13,377	11,183
Other non-operating income, net	127	8	385	18
Interest expense	(218)	(139)	(617)	(441)

Income before income taxes	$1,388	$4,214	$13,145	$10,760

Intersegment sales are not material.

Furniture Components net sales in the third quarter and first nine months of 2012 include sales of approximately $1.0 million and $3.3 million, respectively, related to the Furniture Components ergonomics healthcare product line acquired in July 2011. Such sales were approximately $600,000 in the third quarter of 2011. The impact on operating income for all periods presented relating to the acquisition was not significant.

As discussed in our 2011 Annual Report, potential additional cash consideration related to the Furniture Components ergonomics healthcare product line acquired in July 2011, in an amount ranging from nil to approximately $1.5 million, was payable in the first quarter of 2013. The payment was contingent upon the achievement of certain acquired product line sales targets during 2012. The estimated fair value of such accrued consideration had been determined using a probability-weighted discounted cash flow methodology (Level 3 inputs as defined by ASC Topic 820-10-35), using a discount rate of approximately 4%. During the first nine months of 2012, the amount of the increase in accrued contingent consideration for the passage of time was not material. At September 30, 2012, we determined that it was remote that the sales target necessary for the minimum-level payout would be met and therefore the total amount of the contingent consideration liability was reversed into income. As a result, Furniture Components operating income for the third quarter and first nine months of 2012 includes approximately $778,000 in other operating income related to such reversal.

Furniture Components operating income for the third quarter of 2011 includes $175,000 of facility consolidation costs. Furniture Components operating income for the first nine months of 2011 includes (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $2.0 million, for a total net positive impact of $5.3 million.

Corporate operating expenses include a write-down on assets held for sale of approximately $1.1 million in the third quarter and first nine months of 2011 compared to a $405,000 write-down on assets held for sale in the same comparative periods for 2012.

Note 3 – Accounts receivable, net:

	December 31, 2011	September 30, 2012
	(In thousands)
Account receivable, net:
Security Products	$7,637	$8,779
Furniture Components	6,208	7,715
Marine Components	802	1,036
Allowance for doubtful accounts	(401)	(318)

Total accounts receivable, net	$14,246	$17,212

Note 4 – Inventories, net:

	December 31, 2011	September 30, 2012
	(In thousands)
Raw materials:
Security Products	$2,510	$2,332
Furniture Components	3,314	3,651
Marine Components	933	966

Total raw materials	6,757	6,949

Work-in-process:
Security Products	5,778	5,583
Furniture Components	1,260	1,408
Marine Components	399	486

Total work-in-process	7,437	7,477

Finished goods:
Security Products	1,700	1,486
Furniture Components	2,994	2,780
Marine Components	690	561

Total finished goods	5,384	4,827

Total inventories, net	$19,578	$19,253

Note 5 – Accounts payable and accrued liabilities:

	December 31, 2011	September 30, 2012
	(In thousands)
Accounts payable	$6,203	$5,201
Accrued liabilities:
Employee benefits	7,764	7,310
Taxes other than on income	401	764
Insurance	372	313
Customer tooling	425	249
Other	1,075	1,220

Total	$16,240	$15,057

Note 6 – Long-term debt:

	December 31, 2011	September 30, 2012
	(In thousands)
Revolving bank credit facility	$1,955	$2,035
Promissory note payable to affiliate	22,230	20,480

Total debt	24,185	22,515
Less current maturities	1,000	1,000

Total long-term debt	$23,185	$21,515

We repaid an aggregate of $1.8 million on the promissory note payable to affiliate during the first nine months of 2012, including a principal prepayment of $1.0 million. The average interest rate on the promissory note payable to affiliate as of and for the nine-month period ended September 30, 2012 was 1.5%. The average interest rate on the revolving bank credit facility for the nine month period ended September 30, 2012 was 3.6% and at September 30, 2012 the rate was 3.3%.

Note 7 – Provision for income taxes:

	Nine months ended September 30,
	2011	2012
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$4,600	$3,766
Non–U.S. tax rates	(899)	(742)
Incremental tax on earnings of non-U.S. companies	2,694	1,478
U.S. State income taxes, net	366	388
Non-taxable income	—	(195)
Other, net	(324)	(160)

Total income tax expense	$6,437	$4,535

In the first nine months of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the 2011 $7.5 million patent litigation settlement gain.

Note 8 – Financial instruments and fair value measurements:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2011		2012
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$10,081	$10,081	$7,030	$7,030
Accounts receivable, net	14,246	14,246	17,212	17,212
Accounts payable	6,203	6,203	5,201	5,201
Long-term debt (including current maturities)	24,185	24,185	22,515	22,515

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable-rate long-term debt is deemed to approximate book value and is a Level 2 input.

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

At September 30, 2012, we held a series of contracts to exchange an aggregate of U.S. $4.2 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $0.98 per U.S. dollar at September 30, 2012. The estimated fair value of the contracts was an asset of approximately $182,000 at September 30, 2012. At December 31, 2011, we held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.99 to Cdn. $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a minimal liability at December 31, 2011.

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

We reported operating income of $4.3 million in the third quarter of 2012 compared to $1.5 million in the same period of 2011. Our operating income increased in the third quarter of 2012 primarily due to the net effects of:

•	The positive impact of a change in product mix within our Furniture Components segment;

•	Improved 2012 production efficiencies as a result of the consolidation of our precision slides manufacturing facilities;

•

Other operating income recognized in 2012 as a result of the reversal of the accrued contingent consideration related to the Furniture Components ergonomics healthcare product line acquired in July 2011;

•	A lower asset held for sale write-down recorded in 2012 as compared to 2011; and

•	An increase in customer order rates across most business segments due to somewhat improved economic conditions in North America.

We reported operating income of $11.2 million for the nine month period ended September 30, 2012 compared to $13.4 million for the comparable period in 2011. Our operating income decreased for the nine month period in 2012 primarily due to the net effects of:

•	A 2011 litigation settlement gain;

•	2011 relocation costs related to the consolidation of our precision slides facilities;

•	The positive impact of a change in product mix within our Furniture Components segment;

•	Improved 2012 production efficiencies as a result of the consolidation of our precision slides manufacturing facilities;

•	An increase in customer order rates across most business segments due to somewhat improved economic conditions in North America;

•

Other operating income recognized in 2012 as a result of the reversal of the accrued contingent consideration related to the Furniture Components ergonomics healthcare product line acquired in July 2011; and

•	A lower asset held for sale write-down recorded in 2012 compared to 2011.

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

Results of Operations

	Three months ended September 30,
	2011	%	2012	%
	(Dollars in thousands)
Net sales	$35,736	100%	$37,110	100%
Cost of goods sold	27,202	76	26,948	73

Gross profit	8,534	24	10,162	27
Operating costs and expenses	5,745	16	6,190	17
Reversal of accrued contingent consideration	—	—	(778)	(2)
Assets held for sale write-down	1,135	3	405	1
Facility consolidation costs	175	—	—	—

Operating income	$1,479	4%	$4,345	12%

	Nine months ended September 30,
	2011	%	2012	%
	(Dollars in thousands)
Net sales	$105,755	100%	$110,239	100%
Cost of goods sold	78,704	74	80,578	73

Gross profit	27,051	26	29,661	27
Operating costs and expenses	17,807	17	18,851	17
Reversal of accrued contingent consideration	—	—	(778)	(1)
Litigation settlement gain	(7,468)	(7)	—	—
Litigation expense	227	—	—	—
Assets held for sale write-down	1,135	1	405	—
Facility consolidation costs	1,973	2	—	—

Operating income	$13,377	13%	$11,183	10%

Net sales. Net sales increased 4% in each of the third quarter and first nine months of 2012 as compared to the same periods in 2011. Net sales increased in 2012 principally due to $400,000 and $2.7 million in additional ergonomic healthcare product line sales during the quarter and the nine month period, respectively, related to the Furniture Components business acquired in July 2011, and from growth in customer demand within our Security Products and Marine Components segments resulting from somewhat improved economic conditions in North America. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold decreased $254,000, or 1%, in the third quarter of 2012 as compared to the third quarter of 2011, and increased $1.9 million, or 2%, in the year-to-date period. Cost of goods sold decreased for the quarter and increased for the nine month period and as a percentage of sales decreased for both periods resulting in an increase of gross profit and gross margin primarily due to the net effects of the following items:

•	the increase in sales;

•	the positive impact of a change in product mix within our Furniture Components segment;

•	improved production efficiencies relating to the facility consolidation including lower depreciation expense;

•	lower steel raw material costs;

•	a net positive impact relating to relative changes in currency exchange rates; and

•	higher medical self-insurance costs.

See our segment discussion below for quantification of the impact of these items on the quarter and nine month periods.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and marketing expenses, as well as gains and losses on disposals of plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable for the third quarter and the nine month period of 2012 in relation to the same periods in 2011. However, currency transaction gains and losses negatively impacted the quarter and nine month comparison by $470,000 and $564,000, respectively.

Reversal of accrued contingent consideration. Our operating income in the third quarter and first nine months of 2012 includes approximately $778,000 in other operating income related to the reversal of accrued contingent consideration associated with the July 2011 acquisition of a healthcare product line. See Note 2 to our Condensed Consolidated Financial Statements.

Assets held for sale write-down. During the third quarter of 2012, we recorded a write-down on assets held for sale totaling $405,000, which is included in corporate operating expense. During the third quarter of 2011, we recorded a write-down on assets held for sale of $1.1 million. See Note 2 to our Condensed Consolidated Financial Statements.

Litigation. We recognized a litigation settlement gain of approximately $7.5 million in the first quarter of 2011.

Facility consolidation costs. In the third quarter and first nine months of 2011, our Furniture Components segment recorded approximately $175,000 and $2.0 million, respectively, in relocation costs as a result of consolidating two of our precision slides facilities.

Operating income. Operating income increased to $4.3 million for the third quarter of 2012 compared to $1.5 million for the third quarter of 2011. Operating income for the third quarter of 2012 increased primarily due to (i) the factors impacting cost of goods sold and gross margin, (ii) the positive impact of the $778,000 reversal of the accrued contingent consideration, and (iii) the $405,000 write-down on assets held for sale in the third quarter of 2012 as compared to a $1.1 million write-down on assets held for sale in the third quarter of 2011, all of which have been discussed above.

Operating income decreased to $11.2 million for the nine month period of 2012 compared to $13.4 million for the nine month period of 2011. Operating income for the nine month comparative period decreased primarily due to the net effects of (i) the litigation settlement gain recorded in the first quarter of 2011, (ii) the factors impacting cost of goods sold and gross margin, (iii) facility consolidation costs incurred in 2011, (iv) the positive impact of the $778,000 reversal of the accrued contingent consideration, and (v) the $405,000 write-down on assets held for sale in the third quarter of 2012 as compared to a $1.1 million write-down on assets held for sale in the third quarter of 2011.

Currency. Our Furniture Components Segment has substantial operations and assets which are all located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. Our Furniture Component segment’s net sales and operating income were impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Three months ended September 30, 2012 vs. 2011 (in thousands)
	Transaction gains / (losses)			Translation gain/loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
Impact on:
Net Sales	$—	$—	$—	$(50)	$(50)
Operating income	369	(101)	(470)	190	(280)

Nine months ended September 30, 2012 vs. 2011 (in thousands)
	Transaction gains / (losses)			Translation gain/loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
Impact on:
Net Sales	$—	$—	$—	$(208)	$(208)
Operating income	412	(152)	(564)	622	58

The negative impact on sales for both periods relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar. The negative impact on operating income for the quarter primarily results from currency transaction losses in 2012 compared to gains in 2011 related to the timing of settling non-local currency denominated receivables and payables and changes in currency exchange rates. The insignificant net positive impact of changes in currency exchange rates on operating income for the nine month period results from positive currency translation gains largely offset by the negative comparative impact of currency transaction losses. The net currency transaction losses in 2012 compared to gains in 2011 related to the timing of settling non-local currency denominated receivables and payables and changes in currency exchange rates, particularly impacted by a weakening of the U.S. dollar in the latter part of the third quarter of 2012. The net currency translation gains relate to an overall stronger U.S. dollar in the nine month period of 2012 compared to 2011. This positively impacts operating income as it results in more local currency generated from U.S. dollar denominated sales of non-U.S. operations to cover the costs of non-U.S. operations which are primarily denominated in local currency.

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

Our geographic mix of pre-tax earnings and the U.S. deferred tax related to our foreign earnings that are not permanently reinvested without offset by foreign tax credits where available are the primary reasons our effective income tax rate in 2011 and 2012 is higher than the 35% U.S. federal statutory income tax rate. In the first quarter of 2011, we recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain. This is the primary reason our effective tax rate was higher in 2011 compared to 2012. See Notes 7 to the Condensed Consolidated Financial Statements.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(Dollars in thousands)
Net sales:
Security Products	$18,077	$18,873	4%	$54,261	$56,315	4%
Furniture Components	15,588	15,828	2%	44,630	46,383	4%
Marine Components	2,071	2,409	16%	6,864	7,541	10%

Total net sales	$35,736	$37,110	4%	$105,755	$110,239	4%

Gross profit:
Security Products	$5,738	$6,012	5%	$17,554	$17,613	—
Furniture Components	2,552	3,851	51%	8,479	10,830	28%
Marine Components	244	299	23%	1,017	1,218	20%

Total gross profit	$8,534	$10,162	19%	$27,050	$29,661	10%

Operating income:
Security Products	$3,550	$3,758	6%	$10,911	$10,899	—
Furniture Components	711	2,708	281%	8,351	5,804	(30)%
Marine Components	(252)	(181)	28%	(664)	(330)	50%
Corporate operating expense	(2,530)	(1,940)	23%	(5,221)	(5,190)	1%

Total operating income	$1,479	$4,345	194%	$13,377	$11,183	(16)%

Gross profit margin:
Security Products	32%	32%		32%	31%
Furniture Components	16%	24%		19%	23%
Marine Components	12%	12%		15%	16%
Total gross margin	24%	27%		26%	27%
Operating income margin:
Security Products	20%	20%		20%	19%
Furniture Components	5%	17%		19%	13%
Marine Components	(12%)	(8)%		(10%)	(4)%
Total operating income margin	4%	12%		13%	10%

Security Products. Security Products net sales increased 4% in the third quarter and in the first nine months of 2012 compared to the same periods last year. The increase in sales is primarily due to somewhat improved economic conditions in North America.

As a percentage of net sales, 2012 gross margin was flat for the third quarter and decreased 1 percentage points for the nine month period of 2012 as compared to the prior year. The decrease in gross margin percentage for the nine month period was primarily the result of higher medical self-insurance claims of approximately $500,000 in 2012.

As a percentage of net sales, operating income margin was flat for the third quarter and decreased 1 percentage point for the nine months of 2012 as compared to the same periods in the prior year primarily due to the items noted above that impacted gross margin.

Furniture Components. Furniture Components net sales increased 2% in the third quarter of 2012 compared to the same period last year, and increased 4% in the first nine months of 2012 in relation to the same period in the prior year. Net sales comparisons were positively impacted by incremental sales of $400,000 and $2.7 million in the third quarter and first nine months of 2012, respectively, relating to the July 2011 acquisition of an ergonomics healthcare component products business. This increase in sales was partially offset by a decrease in overall demand for other Furniture Components products due to a decrease in customer office furniture related projects.

As a percentage of net sales, 2012 gross margin improved approximately 8 percentage points for the third quarter and 4 percentage points for the nine month period as compared to the prior year. Approximately 5 percentage points and 1 percentage point, respectively, of the gross margin improvement for the quarter and nine month periods was primarily the result of improved product mix. Ergonomic products have a higher average gross margin percentage than precision slide products. Ergonomic products increased from 37% of Furniture Components third quarter 2011 sales to 43% of third quarter 2012 sales as a result of improved demand for ergonomic products, new releases of certain products and additional sales related to the acquired ergonomic healthcare component products business. Additionally, precision slide product sales declined $865,000 from the third quarter of 2011 to the third quarter of 2012 as a result of a decrease in customer office furniture related projects that utilize those components. As a result of the changes that impacted the third quarter comparisons, for the nine month periods the mix of precision slides and ergonomic products changed from 61% slides and 39% ergonomics in 2011 to 57% slides and 43% ergonomics in 2012.

The remaining 3 percentage point gross margin improvements in each of the third quarter and nine month periods were the result of improved production efficiencies and lower fixed manufacturing costs derived from the facility consolidation including lower depreciation expense and lower steel raw material costs.

Furniture Components operating income for the third quarter of 2012 includes $778,000 of other operating income related to the reversal of the accrued contingent consideration. Furniture Components operating income for the third quarter of 2011 includes $175,000 of facility consolidation costs. Excluding the 2012 other operating income related to the reversal of the accrued contingent consideration and the 2011 facility consolidation costs, the operating income margin for the third quarter of 2012 increased by 7 percentage points compared to the third quarter of 2011 primarily due to the items noted above that impacted gross margin, partially offset by currency transaction losses.

Furniture Components operating income for the first nine months of 2012 includes $778,000 of other operating income related to the reversal of the accrued contingent consideration. Furniture Components operating income for the first nine months of 2011 includes: (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $2.0 million. Excluding the 2012 other operating income related to the reversal of the accrued contingent consideration and the 2011 patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage increased 4 percentage points in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the items noted above that impacted gross margin, partially offset by currency transaction losses.

Marine Components. Marine Components net sales increased $338,000 or 16%, and increased $677,000 or 10%, for the third quarter and nine month periods in 2012 compared to the same periods in the prior year, respectively. As a percentage of net sales, gross margin for the third quarter of 2012 was flat compared to the third quarter of 2011 and improved 1 percentage point for the nine month period as compared to the prior year. Operating income margin increased for the third quarter and nine month periods of 2012 by 4 and 6 percentage points, respectively, compared to the same periods in 2011 primarily due to increased leverage of selling, general, and administrative costs as a result of the higher sales. The nine month period was favorably impacted by lower intangible amortization expense due to intangibles that became fully amortized in 2011.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced an increase in demand across most of our markets during the first nine months of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by an additional $2.7 million in sales during the first nine months from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across our other customers during the remainder of 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

During the first nine months of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 8 to the Condensed Consolidated Financial Statements for currency hedging contracts in place at September 30, 2012.

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash provided by operating activities for the first nine months of 2012 decreased by $1.9 million as compared to the first nine months of 2011 primarily due to the net effects of:

•

The negative impact of lower operating income in the first nine months of 2012 of $2.2 million (primarily as a result of a $7.5 million litigation settlement gain recognized in the first quarter of 2011, partially offset by $2.0 million in 2011 facility consolidation costs);

•

The positive impact of lower cash paid for interest of $1.1 million in 2012 due to the interest payment on our note payable to affiliate in March 2011 which included deferred interest from July 1, 2009 to December 31, 2010; and

•	The positive impact of lower cash paid for income taxes in the first nine months of 2012 of approximately $1.4 million due to the timing of tax payments and refunds.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2011 to September 30, 2012 varied by segment. Generally, we expect our average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter. For comparative purposes, we have provided December 31, 2010 and September 30, 2011 numbers below. Overall, our September 30, 2012 days sales outstanding compared to December 31, 2011 is in line with our expectations.

Days Sales Outstanding:	December 31, 2010	September 30, 2011	December 31, 2011	September 30, 2012
Security Products	40 Days	39 Days	39 Days	41 Days
Furniture Components	44 Days	47 Days	38 Days	44 Days
Marine Components	34 Days	34 Days	44 Days	37 Days
Consolidated CompX	41 Days	42 Days	39 Days	42 Days

As shown below, our consolidated average number of days in inventory decreased from December 31, 2011 to September 30, 2012. The decrease in days in inventory was the result of an increase in sales volume in the first nine months of 2012 without a significant change in inventory value due to our operational focus on continuously improving our inventory management. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end products. For comparative purposes, we have provided December 31, 2010 and September 30, 2011 numbers below.

Days in Inventory:	December 31, 2010	September 30, 2011	December 31, 2011	September 30, 2012
Security Products	73 Days	72 Days	79 Days	67 Days
Furniture Components	58 Days	56 Days	59 Days	60 Days
Marine Components	143 Days	110 Days	114 Days	87 Days
Consolidated CompX	70 Days	67 Days	71 Days	65 Days

Investing activities. Net cash used in investing activities totaled $3.1 million in the first nine months of 2012 compared to net cash used of $6.5 million in the first nine months of 2011. The decrease is primarily the result of the 2011 Furniture Components ergonomics healthcare product line acquisition, offset in part by increased capital expenditures related to new Furniture Component products including the ergonomics healthcare product line mentioned above and the upgrading of our Security Products and Marine Components manufacturing and accounting systems.

Financing activities. Net cash used by financing activities was $6.5 million in the first nine months of 2012 compared to net cash used of $6.9 in the first nine months of 2011.

During 2012:

•	we paid $4.6 million, or $.375 per share, in dividends, and

•	we repaid $1.8 million in principal payments on our promissory note payable to affiliate.

During 2011:

•	we paid $4.6 million, or $.375 per share, in dividends,

•	we repaid $4.8 million in principal payments on our promissory note payable to affiliate,

•	we borrowed $5.3 million in connection with our acquisition of an ergonomics products business, and

•	we repaid $3.0 million that was outstanding under our credit facility at December 31, 2010.

See Note 6 to the Condensed Consolidated Financial Statements.

Debt obligations. At September 30, 2012, there was approximately $2.0 million outstanding under our $30 million revolving credit facility that matures in January 2015, and $20.0 million outstanding under our note payable to affiliate. At September 30, 2012 we could borrow the full amount of the remaining capacity of our credit facility without violating any debt covenants. We were in compliance with all of our financial covenants at September 30, 2012.

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

Of the $7.0 million aggregate cash and cash equivalents at September 30, 2012, $6.0 million was held by our non-U.S. subsidiaries.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2012 totaled $1.4 million. Our 2012 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain or improve our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2012 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2011 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2012.

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

COMPX INTERNATIONAL INC. (Registrant)

Date: November 6, 2012	By:	/s/ Darryl R. Halbert
Darryl R. Halbert Vice President, Chief Financial Officer and Controller