Form 10-K
period 2012-12-31
COMPX INTERNATIONAL INC
filed 2013-03-06
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2012

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 448-1400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock ($.01 par value per share)	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.2 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $15.3 million.

As of February 28, 2013, 2,392,107 shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

General

CompX International Inc. (NYSE MKT: CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. We are also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the recreational marine industry. Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

At December 31, 2012, (i) NL Industries, Inc. (NYSE: NL) owned 87% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) holds approximately 83% of NL’s outstanding common stock; and (iii) subsidiaries of Contran Corporation hold approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, (for which Mr. Simmons is sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Our telephone number is (972) 448-1400. We maintain a website at www.compx.com.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries taken as a whole.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, the following:

•	Future demand for our products,

•

Changes in our raw material and other operating costs (such as zinc, brass and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

•	Price and product competition from low-cost manufacturing sources (such as China),

•	The impact of pricing and production decisions,

•	Customer and competitor strategies including substitute products,

•	Uncertainties associated with the development of new product features,

•	Future litigation,

•	Potential difficulties in integrating future acquisitions,

•	Decisions to sell operating assets other than in the ordinary course of business,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,

•	The impact of current or future government regulations (including employee healthcare benefit related regulations),

•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems,

•	General global economic and political conditions that introduce instability into the U.S. economy (such as changes in the level of gross domestic product in various regions of the world),

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

Industry Overview

We manufacture engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk. See also Item 6 – “Selected Financial Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Segments

We currently have two operating business segments – Security Products, and Marine Components. For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.

Manufacturing, Operations and Products

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

•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure)and TuBar®; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith distributors and smaller original equipment manufacturers (“OEMs”) via our STOCK LOCKS® distribution program.

Marine Components. Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats. Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;

•	high performance gauges such as GPS speedometers and tachometers;

•	mechanical and electronic controls and throttles;

•	steering wheels and other billet aluminum accessories; and

•	dash panels, LED lighting, wire harnesses and other accessories.

Our business segments operated three manufacturing facilities at December 31, 2012. For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Marine Components
Mauldin, SC Grayslake, IL	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	zinc and brass (used in the Security Products segment for the manufacture of locking mechanisms); and

•	stainless steel (used primarily in the Marine Components segment for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2012.

We occasionally enter into short-term supply arrangements for our commodity related raw materials to mitigate the impact of future increases in raw material prices that are affected by commodity markets. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us stabilize our commodity related raw material costs to a certain extent. Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from 3 to 14 years at December 31, 2012. Our major trademarks and brand names include:

Security Products	Marine Components
CompX® Security Products™	Custom Marine®
National Cabinet Lock® Fort Lock® Fort® Timberline® Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock® Lockview® System 64®	Livorsi® Marine Livorsi II® Marine CMI™ Industrial Mufflers Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® CompX Marine® Vantage View® GEN-X®

Sales, Marketing and Distribution.

A majority of our component sales are direct to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives. We select manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

In addition to sales to large OEM customers, a significant portion of our Security Products sales are made through distributors. We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel. We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2012, our ten largest customers, all customers of our Security Products segment, accounted for approximately 38% of our total sales. Harley Davidson accounted for approximately 12% of total sales for the year ended December 31, 2012. Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

Competition

The markets in which we participate are highly competitive. We compete primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer. Our Security Products segment competes against a number of domestic and foreign manufacturers. Our Marine Components segment competes with small domestic manufacturers and is minimally affected by foreign competitors.

Regulatory and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”). Our operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Discontinued Operations

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million). See Note 2 to the Consolidated Financial Statements.

Employees

As of December 31, 2012, we employed 466 people all in the United States. We believe our labor relations are good at all of our facilities.

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

A key component of our strategy is to grow and diversify our business through targeted acquisitions. Our ability to successfully execute this component of our strategy entails a number of risks, including:

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

All of our production facilities are located in the United States and we believe all of our production facilities are in substantial compliance with applicable environmental laws. Legislation has been passed, or proposed legislation is being considered, to limit green house gases through various means, including emissions permits and/or energy taxes. To date the climate change legislation in effect has not had a material adverse effect on our financial results. However, if green house gas legislation were to be enacted, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas 75240. The following table sets forth the location, size, business operating segment and general product types produced for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)	Products Produced/ Distributed
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000	Security products
Grayslake(1)	SP/MC	Grayslake, IL	120,000	Security products/ marine products
Custom(2)	MC	Neenah, WI	95,000	Marine products
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500	Security products/marine products

SP – Security Products business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE MKT (symbol: CIX). As of February 27, 2013, there were approximately 17 holders of record of CompX Class A common stock. The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period. On February 27, 2013, the closing price per share of our Class A common stock was $14.38.

	High	Low	Dividends paid
Year ended December 31, 2011
First Quarter	$16.25	$11.50	$.125
Second Quarter	15.94	11.75	.125
Third Quarter	14.73	12.30	.125
Fourth Quarter	16.40	12.50	.125
Year ended December 31, 2012
First Quarter	$17.51	$13.85	$.125
Second Quarter	14.02	10.19	.125
Third Quarter	15.54	12.10	.125
Fourth Quarter	15.50	13.12	.125
January 1, 2013 through February 27, 2013	$15.72	$13.50	$—

We paid regular quarterly dividends of $.125 per share during 2011 and 2012. In February of 2013, our board of directors declared a first quarter 2013 dividend of $.125 per share, to be paid on March 19, 2013 to CompX stockholders of record as of March 11, 2013. However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2007 through December 31, 2012. The peer group index is comprised of The Eastern Company and Leggett & Platt Inc. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2007 and reinvestment of dividends.

	December 31,
	2007	2008	2009	2010	2011	2012
CompX International Inc.	$100	$39	$61	$96	$127	$129
Russell 2000 Index	100	66	84	107	102	119
Peer Group	100	91	130	153	163	199

Equity compensation plan information. We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. See Note 10 to the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. 2009 was a 53-week year, all other years shown are 52-week years.

	Years ended December 31,
	2008		2009	2010	2011	2012
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$89.1		$67.9	$76.1	$79.8	$83.2
Gross profit	24.2		17.3	22.5	24.1	24.3
Operating income (loss)	(3.0	)(1)	0.7	5.9	6.4	5.4
Provision for income taxes	1.8		—	1.9	2.5	1.4
Income (loss) from continuing operations	$(7.1)		$(0.4)	$3.4	$3.5	$3.5
Discontinued operations, net of tax(2)	4.0		(1.6)	(0.4)	4.2	31.5

Net income (loss)	$(3.1)		$(2.0)	$3.0	$7.7	$35.0

Diluted Earnings Per Share Data:
Continuing operations	$(.57)		$(.03)	$.28	$.28	$.28
Discontinuing operations	.32		(.13)	(.03)	.34	2.54

Net income (loss)	$(.25)		$(.16)	$.25	$.62	$2.82

Cash dividends	$.50		$.50	$.50	$.50	$.50
Weighted average common shares outstanding	12.4		12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets	$59.5		$55.1	$65.4	$47.4	$63.8
Total assets	163.4		154.0	160.1	141.5	150.2
Current liabilities	17.0		14.6	20.1	18.8	24.5
Long-term debt and note payable, including current maturities	43.0		42.2	45.2	24.2	18.5
Stockholders’ equity	91.3		85.0	83.9	84.7	102.1
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$5.7		$15.3	$13.0	$16.0	$13.8
Investing activities	(5.1)		(2.1)	(17.1)	7.2	51.7
Financing activities	(14.2)		(7.1)	(3.2)	(26.7)	(12.0)

(1)	Includes a $9.9 million goodwill impairment charge related to our Marine Components segment.
(2)	See Note 2 to the Consolidated Financial Statements. In 2012, we sold our Furniture Components segment for a net gain of $27.6 million which is included in discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges and throttle controls for the recreational marine industry through our Marine Components segment.

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million). Our Furniture Components segment primarily sold products with lower average margins and higher commodity raw material content than other segments of our business. We believe disposing of our Furniture Components segment will enable us to focus more effort on continuing to develop the remaining portion of our business that we believe has greater opportunity for higher returns and with less volatility in the cost of commodity raw materials. See Note 2 to the Consolidated Financial Statements. Unless otherwise noted the results of operations in management’s discussion and analysis is focused on continuing operations.

Operating Income Overview

We reported operating income of $5.4 million in 2012 compared to operating income of $6.4 million in 2011 and $5.9 million in 2010. The comparison between 2012 and 2011 was primarily impacted by:

•	the positive impact of higher sales in 2012 from an increase in customer order rates across most markets due to somewhat improved economic conditions in North America;

•	the negative impact of an increase in self-insured medical costs; and

•	the negative impact of an increase in general and administrative expenses in 2012.

The comparison between 2011 and 2010 was primarily impacted by:

•	the positive impact of higher sales in 2011 from an increase in customer order rates across most markets due to somewhat improved economic conditions in North America;

•	the positive impact of a decrease in self-insured medical costs;

•	the negative impact on margins in 2011 from higher raw material costs; and

•	the negative impact of a higher write-down on assets held for sale in 2011.

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

Results of Operations–2012 Compared to 2011 and 2011 Compared to 2010

	Years ended December 31,			%Change
	2010	2011	2012	2010-11	2011-12
	(Dollars in millions)
Net sales	$76.1	$79.8	$83.2	5%	4%
Cost of goods sold	53.6	55.7	58.9	4%	6%

Gross profit	22.5	24.1	24.3	7%	1%

Operating costs and expenses	16.1	16.6	17.7	3%	7%
Write-down and loss on disposal of assets held for sale	0.5	1.1	1.2	127%	2%

Operating income	$5.9	$6.4	$5.4	9%	(16%)

Percent of net sales:
Cost of goods sold	71%	70%	71%
Gross margin	29%	30%	29%
Operating costs and expenses	21%	21%	21%
Write-down and loss on disposal of assets held for sale	1%	1%	1%
Operating income	8%	8%	7%

Net Sales. Net sales increased approximately $3.4 million in 2012 principally due to growth in customer demand within both of our segments resulting from somewhat improved economic conditions in North America. Additionally, Marine Components experienced a $900,000 increase in sales to the ski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $3.7 million in 2011 as compared to 2010 principally due to improved sales in the Security Products segment. Security Products experienced a significant increase in sales to customers in the leisure transportation industry as well as improved customer order rates across most markets as a result of some improvement in the economy and new specific customer projects. Net sales growth for Marine Components was not significant from 2010 to 2011.

Costs of Goods Sold and Gross Margin. Cost of goods sold and gross profit both increased from 2011 to 2012 primarily due to increased sales volumes. As a percentage of sales, cost of goods sold increased 1% resulting in a decrease in gross margin of 1% primarily due to the net effects of the increase in sales partially offset by higher self-insured medical costs.

Cost of goods sold increased from 2010 to 2011 primarily due to increased sales volumes. As a percentage of sales, gross margin increased in 2011 from the prior year. The gross margin percentage was positively impacted by the increased leverage of fixed costs from higher sales and lower self-insured medical costs.

Operating Costs and Expenses. Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment. Operating costs and expenses increased in 2012 as compared to 2011 as a result of increased administrative support costs relating to the higher sales and higher costs relating to the assets held for sale. As a percentage of net sales, operating costs and expenses were comparable at 21% in 2011 and 2010.

Write-down and loss on disposal of assets held for sale. We recorded write-downs on assets held for sale of $500,000, $1.1 million, and $1.2 million (including a $757,000 loss on disposal of asset held for sale) 2010, 2011 and 2012, respectively, relating to certain facilities held for sale that are no longer in use. The write-downs are included in corporate operating expense. See Note 11 to the Consolidated Financial Statements.

Operating Income. As a percentage of net sales, operating income decreased by 1% in 2012 compared to 2011 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above. As a percentage of net sales, operating income was comparable in 2011 and 2010.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of our cost of sales in 2012, with commodity related raw materials accounting for approximately 10% of our cost of sales. Worldwide commodity raw material costs began increasing in the second half of 2010 and continued increasing throughout 2011, although during 2012 they were mostly stable. We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which helps us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc and brass. We expect commodity related raw material prices to increase in 2013 in conjunction with higher demand as a result of the expected growth in the world wide economy. These raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Interest income

Interest income decreased in 2012 compared 2011 primarily due to the maturity of our $15 million promissory note receivable in October 2011 and lower cash balances available for investment. Interest income was comparable at $358,000 in 2011 and $336,000 in 2010 which includes interest on our $15 million note receivable discussed above. See Note 12 to the Consolidated Financial Statements. We expect our interest income to increase in 2013 as a result of higher cash balances available for investment.

Interest expense

Interest expense decreased in 2012 compared to 2011 as a result of the significant reduction to the note payable of $15.0 million in October of 2011. Interest expense was comparable from 2010 to 2011. The average interest rate on the note payable at December 31, 2010, 2011, and 2012 was 1.34%, 1.33%, and 1.46%. Our outstanding balance on the credit facility through October of 2012 was $2.0 million which was repaid in full in November of 2012. In addition, we averaged $3.1 million and $2.4 million outstanding on our revolving credit facility (interest rates of 3.5% at December 31, 2010 and 4.4% at December 31, 2011) during 2010 and 2011, respectively. See Note 8 to the Consolidated Financial Statements. We expect our interest expense to decrease in 2012 as a result of lower debt balances outstanding.

Provision for income taxes

A tabular reconciliation between our effective income tax rate and the U.S. federal statutory income tax rate of 35% is included in Note 9 to the Consolidated Financial Statements. As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate attributable to continuing operations decreased from 42% in 2011 to 29% in 2012. Our effective income tax rate attributable to continuing operations increased from 35% in 2010 to 42% in 2011. The changes in our provision for income taxes is primarily related to changes in our deferred income tax asset valuation allowance, an expense of $341,000 in 2011 and a benefit of $317,000 in 2012. See Notes 9 and 12 to the Consolidated Financial Statements. We currently expect our effective income tax rate for 2013 to be higher than our effective rate for 2012.

Discontinued operations

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million). See Note 2 to the Consolidated Financial Statements.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below). For additional information regarding our segments refer to Note 3 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2010	2011	2012	2010–2011	2011–2012
	(In millions)
Net sales:
Security Products	$68.0	$71.4	$73.7	5%	3%
Marine Components	8.1	8.4	9.5	4%	13%

Total net sales	$76.1	$79.8	$83.2	5%	4%

Gross profit:
Security Products	$21.6	$23.1	$23.0	7%	—
Marine Components	0.9	1.0	1.3	6%	31%

Total gross profit	$22.5	$24.1	$24.3	7%	1%

Operating income (loss):
Security Products	$13.1	$14.4	$14.1	10%	(2%)
Marine Components	(1.4)	(1.2)	(0.8)	15%	33%
Corporate operating expenses	(5.8)	(6.8)	(7.9)	(17%)	(18%)

Total operating income	$5.9	$6.4	$5.4	9%	(16%)

Operating income (loss) margin:
Security Products	19%	20%	19%
Marine Components	(18%)	(15%)	(9%)
Total operating income margin	8%	8%	7%

Security Products. Security Products net sales increased 3% to $73.7 million in 2012 compared to $71.4 million in 2011. The increase in sales is primarily due to somewhat improved economic conditions in North America resulting in higher order rates across most markets. Gross margin and operating income percentages decreased in 2012 compared to 2011 by one percentage point primarily due to higher self-insured medical costs of $925,000 in 2012, $815,000 of which impacted cost of goods sold and $110,000 of which impacted selling and administration expenses. The impact of the higher medical costs on cost of goods sold was partially offset by a $300,000 decrease in depreciation expense relating to the timing of historical capital expenditures and retirements. The 2012 medical costs were more in line with the historical average annual medical costs as compared to an unusually favorable 2011.

Security Products net sales increased 5% to $71.4 million in 2011 compared to $68.0 million in 2010. The increase in sales is primarily due to improved customer order rates across most markets with a greater increase among leisure transportation market customers resulting from some improvement in the economic conditions in North America and specific customer projects. Gross margin and operating income percentages increased in 2011 compared to 2010 by one percentage point due to greater leverage of fixed manufacturing costs on the higher level of sales in 2011 and lower self-insured medical costs of $768,000, $664,000 of which impacted cost of goods sold and $104,000 of which impacted selling and administration expenses. Although sales increased by $3.4 million from 2010 to 2011, fixed manufacturing expenses were comparable between years as a $350,000 decrease in depreciation expense relating to the timing of historical capital expenditures and retirements and $220,000 of the above noted decrease in medical costs offset an increase in other fixed manufacturing expenses associated with the increase in sales.

Marine Components. Marine Components net sales increased 13% in 2012 as compared to 2011. The increase was primarily the result of a $900,000 increase in sales to the ski/wakeboard boat market in connection with new products developed for that market. As a percentage of net sales, gross margin and the operating loss percentage improved in 2012 compared to 2011 primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in the first six months of 2011.

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

Outlook

Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced some increase in customer demand across most markets in 2012, it is uncertain the extent that sales will continue to grow during 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 10% of our total cost of goods sold. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

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

Consolidated cash flows.

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization expense decreased in 2012 compared to 2011, and in 2011 compared to 2010 due to lower capital expenditure requirements in recent years as a result of lower customer demand, as well as the timing of certain assets that have become fully depreciated. The Consolidated Statements of Cash Flows have not been revised for discontinued operations resulting from the sale of our Furniture Components segment. See Notes 1, 2 and 6 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $13.8 million in 2012 compared to $16.0 million in 2011. The $2.1 million decrease in cash provided by both continuing and discontinued operating activities is primarily the net result of:

•	Lower operating income in 2012 attributable to continuing operations of approximately $1.0 million, and lower operating income attributable to discontinued operations of $1.7 million;

•	Higher net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $2.2 million in 2012;

•	Lower cash paid for income taxes in 2012 of approximately $1.9 million; and

•	Lower cash paid for interest in 2012 of $1.2 due to the timing of interest payments discussed in Note 8 to the Consolidated Financial Statements.

We expect cash flows from operating activities to result in a net use of cash in 2013 due primarily to a cash payment for taxes of approximately $12.2 million related to the sale of our disposed operations, which will be paid in the first quarter of the year. Under GAAP, cash paid for income taxes on the disposal of a business unit is reported as a reduction of cash flows from operating activities, while the pre-tax proceeds from disposal are reported as a component of cash flows from investing activities. In addition, operating cash flow comparisons in 2013 will be negatively impacted by such sale, since the operating cash flows of the disposed operations are included in our total cash flows from operating activities in 2012, through the December 2012 date of sale. See Note 2 to the Consolidated Financial Statements.

Cash provided by operating activities was $16.0 million in 2011 compared to $13.0 million in 2010. The $3.0 million increase in cash provided by both continuing and discontinued operating activities is primarily the net result of:

•

Higher operating income in 2011 attributable to continuing operations of $500,000, and higher operating income attributable to discontinued operations of approximately $5.4 million (primarily as a result of a $7.5 million litigation settlement gain recognized in 2011, partially offset by $2.0 million in facility consolidation costs);

•	Lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals of $1.7 million in 2011;

•	Higher cash paid for income taxes in 2011 of approximately $4.6 million due to increased earnings; and

•	Higher cash paid for interest in 2011 of $1.3 due to the timing of interest payments discussed in Note 8 to the Consolidated Financial Statements

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2011 to December 31, 2012. Marine Components experienced greater variability in their average days sales outstanding, however their receivable balances are not significant. For comparative purposes, we have provided 2010 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2010	2011	2012
Security Products	40 Days	39 Days	41 Days
Furniture Components**	44 Days	38 Days	41 Days
Marine Components	34 Days	44 Days	32 Days
Total	41 Days	39 Days	40 Days

**	Denotes disposed operations. See Note 2 to the Consolidated Financial Statements.

As shown below, our average number of days in inventory did not change from December 31, 2011 to December 31, 2012. The decrease for Security Products and Marine Components was the result of inventory reduction efforts across those segments. The increase for Furniture Components was due to changes in shipping terms of a North America customer serviced by the Taiwanese location. The terms changed from point-of-shipment to point-of-receipt resulting in an increase in in-transit inventory. The variability in days in inventory among our segments primarily relates to the complexity of the production processes and therefore the length of time it takes to produce end products. As a result, our overall December 31, 2012 days in inventory compared to December 31, 2011 is in line with our expectations. For comparative purposes, we have provided 2010 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2010	2011	2012
Security Products	73 Days	79 Days	71 Days
Furniture Components**	58 Days	59 Days	66 Days
Marine Components	143 Days	114 Days	91 Days
Total	70 Days	71 Days	71 Days

**	Denotes disposed operations. See Note 2 to the Consolidated Financial Statements.

Investing activities. Net cash provided by investing activities totaled $51.7 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively. Net cash used by investing activities totaled $17.1 million for the year ended December 31, 2010. Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency. The significant items impacting the increase in net cash provided by investing activities in 2012 over net cash provided in 2011 and net cash used in 2010 are as follows:

During 2012,

•	we sold our Furniture Components segment for net proceeds of $58.0 million less cash of the disposed operations of $5.4 million, and

•	we received $3.6 million in net proceeds on the sale of our Byron Center facility which was previously included in assets held for sale.

See Notes 2 and 11 to the Consolidated Financial Statements, respectively.

During 2011,

•	we received the $15.0 million principal amount due to us under our promissory note receivable, and

•	we acquired a Furniture Components segment business for $4.8 million.

During 2010, we purchased a promissory note receivable for $15.0 million.

Capital expenditures for 2013 are estimated at approximately $3.6 million compared to capital expenditures of $2.1 million in 2010, $3.2 million in 2011 and $4.5 million in 2012. Such capital expenditures for 2010, 2011 and 2012 include amounts attributable to our disposed operations. See Note 3 to our Conoslidated Financial Statements. Approximately $590,000 of our 2012 capital expenditures and $850,000 of estimated 2013 capital expenditures relates to the implementation of a new manufacturing and accounting system for our Security Products and Marine Components segments. Our capital expenditures over all three years were primarily related to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure. Capital spending for 2013 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure.

In February 2010, we entered into an unsecured demand promissory note with NL whereby we agreed to loan NL up to $8 million. We loaned NL a total of $9 million in 2010 under the promissory note, which NL subsequently repaid during 2010 although the maximum outstanding at any time during the year was $7.0 million. In December 2012, this promissory note was amended whereby we agreed to loan NL up to $40 million. No amounts were outstanding as of December 31, 2010, 2011, and 2012. See Note 12 to the Consolidated Financial Statements.

In May 2010, for our investment purposes we purchased from NL for $15.0 million in cash a note receivable dated October 15, 2008 in the original principal amount of $15.0 million initially payable to NL by a third party. We received the full $15.0 million in principal in October 2011. See Notes 8 and 13 to the Consolidated Financial Statements.

Financing activities. Net cash used by financing activities totaled $3.2 million, $26.7 million and $12.0 million in 2010, 2011 and 2012, respectively. These amounts were primarily impacted by the following items:

During 2012,

•	we repaid $2.0 million that was outstanding under our credit facility at December 31, 2011,

•	we repaid $3.8 million in principal payments on our note payable.

During 2011,

•	we repaid $3.0 million that was outstanding under our credit facility at December 31, 2010,

•	we borrowed $5.3 million in connection with our acquisition of a Furniture Components segment business and subsequently repaid $2.9 million during 2011, and

•	we repaid $20 million in principal payments on our note payable.

During 2010,

•	we borrowed $5.0 million under our credit facility, and subsequently repaid $2.0 million during 2010.

Cash dividends paid totaled $6.2 million ($.50 per share) in each of 2010, 2011 and 2012.

At December 31, 2011, there was approximately $2.0 million outstanding under our revolving bank credit facility. In January 2012, we amended and restated the facility to, among other things, decrease the size of the facility to $30 million. The $2.0 million outstanding at December 31, 2011 was repaid in the fourth quarter of 2012 prior to the completion of the disposal of our Furniture Components segment, at which time we terminated the credit facility. See Notes 2 and 8 to the Consolidated Financial Statements

Off balance sheet financing arrangements. Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

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

Substantially all of our $63.8 million aggregate cash and cash equivalents at December 31, 2012, was held in the U.S.

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

Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Notes 8 and 13 to the Consolidated Financial Statements. The following table summarizes such contractual commitments as of December 31, 2012 by the type and date of payment.

	Payments due by period
	Total	2013	2014–2015	2016-2017	2018 and after
	(In thousands)
Note and interest payable	$18,894	$1,242	$17,652	$—	$—
Operating leases	371	128	197	46	—
Purchase obligations	14,040	14,040	—	—	—
Income taxes	12,203	12,203	—	—	—
Fixed asset acquisitions	559	559	—	—	—

Total contractual cash obligations	$46,067	$28,172	$17,849	$46	$—

The timing and amount shown for our commitments related to indebtedness, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments. The amounts shown for interest on indebtedness are based upon the December 31, 2012 interest rates on outstanding indebtedness, and assumes such interest rates remain unchanged through the maturity date of the indebtedness. The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2012, which is assumed to be paid during 2013. Fixed asset acquisitions include firm purchase commitments for capital projects

Commitments and contingencies. See Note 13 to the Consolidated Financial Statements.

Recent accounting pronouncements. See Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We have based the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” upon our Consolidated Financial Statements. We prepared our Consolidated Financial Statements in accordance with GAAP. In preparing our Consolidated Financial Statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to inventory reserves, the recoverability of long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Our actual future results might differ from previously estimated amounts under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2012. We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. All of our goodwill at December 31, 2012 is related to our Security Products segment, the estimated fair value of this segment is determined using Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices are not available. If the fair value is less than the book value, the goodwill is written down to the estimated fair value.

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

No goodwill impairment was deemed to exist as a result of our annual impairment review completed during the third quarter of 2012, as the estimated fair value of our Security Products segment was substantially in excess of its net carrying. See Notes 1 and 6 to the Consolidated Financial Statements.

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

As a result of continued losses in the Marine Components segment, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2012. We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 70% below our expectations for the Custom Marine reporting unit and 80% below our expectations for the Livorsi Marine reporting unit), it is reasonably likely we would conclude an impairment was present. At December 31, 2012, the net asset carrying values of Custom Marine and Livorsi Marine were $3.4 million and $2.8 million, respectively. No other long-lived assets in our other reporting unit were tested for impairment during 2012 because there were no circumstances indicating an impairment might exist.

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

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions is nil for each of 2011 and 2012.

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

•

Assets Held for Sale–Our assets held for sale at December 31, 2012, consist of a facility in River Grove, Illinois and land in Neenah, Wisconsin. These two properties (primarily land, buildings and building improvements) were formerly used in our operations. Until the fourth quarter of 2012, a facility in Byron Center, Michigan was also included in assets held for sale. In September 2012 we obtained updated independent appraisals of the Byron Center and River Grove facilities. Based on these appraisals, we recognized write-downs in the third quarter of 2012 of $165,000 on the Byron Center facility and $240,000 on the River Grove facility to reduce the carrying value of the assets to their estimated fair value less cost to sell. The appraisals represent a Level 2 input as defined by ASC 820-10-35. We sold the Byron Center facility in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $757,000 during the fourth quarter of 2012.

In the fourth quarter of 2012, we entered into an agreement to sell the River Grove facility. The transaction closed during the first quarter of 2013. The net proceeds from the sale approximate the carrying value of the assets as of December 31, 2012. The valuation of the River Grove facility as of December 31, 2012 is based on a sales contract with a third party which represents a Level 2 input as defined by ASC 820-10-35.

The write-downs on assets held for sale together with the loss on the sale of the Byron Center facility as of December 31, 2012 totaled $1.2 million and are included in corporate operating expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2011 and 2012, all of our outstanding indebtedness was comprised of variable-rate instruments. The following table presents principal amounts, interest rates and fair value for our outstanding indebtedness at December 31, 2011 and 2012. See Note 8 to the Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In thousands)
December 31, 2012:
Variable-rate indebtedness -
Note Payable	$18,480	$18,480	1.4%	2014

December 31, 2011:
Variable-rate indebtedness -
Note Payable	$22,230	$22,230	1.4%	2014
Revolving credit facility	1,955	1,955	4.4%	2015

Total	$24,185	$24,185

All of our debt is at variable interest rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2012 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows. However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

Raw materials. We will occasionally enter into short term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. We do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available. We do not engage in commodity raw material hedging programs.

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2012011es. As of December 31, 2011r with the loss on the sale of the Byron Center facility as of December e completion of the disp. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2012. Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2012 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Item No.	Exhibit Item

3.1	Restated Certificate of Incorporation of Registrant – incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-42643)filed on February 5,1998.

3.2

Amended and Restated Bylaws of Registrant, adopted by the Board of Directors October 24, 2007 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 30, 2007 (File No 1-13905).

10.1

Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13905) filed on March 4, 2004.

10.2*	CompX International Inc. 2012 Director Stock Plan

10.3**	Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of December 1, 2012.

Item No.	Exhibit Item (continued)

10.4

Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 in the original principal amount of $42,230,190 payable to the order of TIMET Finance Management Company by the Registrant – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.5

Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation, and Valhi, Inc. dated October 30, 2003 – incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004 (File No. 1-13905).

10.6

$50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 4,2010 (File No. 1-13905.)

10.7

First Amendment to Credit Agreement dated as of October 16, 2007 among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank—incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.8

Second Amendment to Credit Agreement dated as of January 15, 2009 among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank—incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 21, 2009 (File No. 1-13905).

10.9

Third Amendment to Credit Agreement dated as of September 21, 2009 by and among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank—incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.10

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

10.11

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

10.12

Amended and Restated Credit Agreement dated as of January 13, 2012 between CompX International Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 17, 2012 (File No. 1-13905).

10.13	Credit Agreement Termination Letter dated December 29, 2012 – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 4, 2013 (File No. 1-13905).

10.14**	Third Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2012 payable to the order of the Registrant and executed by the Registrant and NL Industries, Inc.

10.15

Securities Purchase Agreement by and among CompX International Inc., CompX Asia Holding Corporation, Knape & Vogt Canada Inc. and GSlide Corporation dated December 28, 2012—incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2013 (File No. 1-13905).

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

COMPX INTERNATIONAL INC.

Date: March 6, 2013	By:	/s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Glenn R. Simmons	Chairman of the Board	March 6, 2013
Glenn R. Simmons

/s/ David A. Bowers	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2013
David A. Bowers

/s/ Darryl R. Halbert	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 6, 2013
Darryl R. Halbert

/s/ Serena Connelly	Director	March 6, 2013
Serena Connelly

/s/ Norman S. Edelcup	Director	March 6, 2013
Norman S. Edelcup

/s/ Edward J. Hardin	Director	March 6, 2013
Edward J. Hardin

/s/ Ann Manix	Director	March 6, 2013
Ann Manix

/s/ Steven L. Watson
Steven L. Watson	Director	March 6, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 6, 2013

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,081	$63,777
Accounts receivable	14,246	8,480
Inventories	19,578	11,223
Deferred income taxes	2,495	2,691
Prepaid expenses and other	1,025	4,424

Total current assets	47,425	90,595

Other assets:
Goodwill	34,186	23,742
Other intangible assets	2,045	154
Assets held for sale	6,649	1,965
Other	94	—

Total other assets	42,974	25,861

Property and equipment:
Land	11,321	4,928
Buildings	32,255	20,521
Equipment	124,100	58,603
Construction in progress	1,477	1,442

	169,153	85,494
Less accumulated depreciation	118,026	51,767

Net property and equipment	51,127	33,727

Total assets	$141,526	$150,183

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable	$1,000	$1,000
Accounts payable and accrued liabilities	16,240	11,061
Income taxes payable to affiliates	194	12,197
Income taxes	1,326	6
Other	—	197

Total current liabilities	18,760	24,461

Noncurrent liabilities:
Long-term debt	23,185	17,480
Deferred income taxes	14,166	6,182
Other	705	—

Total noncurrent liabilities	38,056	23,662

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value; 20,000,000 shares authorized; 2,386,107 and 2,392,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,125	55,203
Retained earnings	17,967	46,733
Accumulated other comprehensive income	11,494	—

Total stockholders’ equity	84,710	102,060

Total liabilities and stockholders’ equity	$141,526	$150,183

Commitments and contingencies (Note 13)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2010	2011	2012
Net sales	$76,138	$79,815	$83,196
Cost of goods sold	53,678	55,708	58,869

Gross profit	22,460	24,107	24,327
Selling, general and administrative expense	16,076	16,560	17,747
Write-down and loss on disposal of assets held for sale	500	1,135	1,162

Operating income	5,884	6,412	5,418
Interest income	336	358	—
Interest expense	(914)	(722)	(479)

Income from continuing operations before income taxes	5,306	6,048	4,939
Provision for income taxes	1,867	2,544	1,415

Income from continuing operations	3,439	3,504	3,524
Discontinued operations, net of tax:
Income (loss) from operations	(387)	4,169	3,800
Gain on disposal of discontinued operations	—	—	27,637

Net income	$3,052	$7,673	$34,961

Basic and diluted earnings (loss) per common share:
Continuing operations	$.28	$.28	$.28
Discontinued operations:
Income (loss) from operations	(.03)	.34	.31
Gain on disposal of discontinued operations	—	—	2.23

Net income	$.25	$.62	$2.82

Cash dividends per share	$.50	$.50	$.50

Basic and diluted weighted average shares outstanding	12,373	12,382	12,390

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Net income	$3,052	$7,673	$34,961

Other comprehensive income (loss), net of tax:
Currency translation adjustment:
Arising during the year	1,949	(813)	1,203
Less reclassification adjustment for amount included in gain on disposal (See Note 2)	—	—	(12,693)

	1,949	(813)	(11,490)

Impact from cash flow hedges, net	—	4	(4)

Total other comprehensive income (loss), net	1,949	(809)	(11,494)

Comprehensive income	$5,001	$6,864	$23,467

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$3,052	$7,673	$34,961
Gain on disposal	—	—	(29,550)
Depreciation and amortization	7,676	6,778	5,772
Deferred income taxes	(756)	1,981	(7,713)
Reversal of accrued contingent consideration	—	—	(778)
Provision for inventory reserves	556	255	454
Write-down and loss on disposal of assets held for sale	500	1,135	1,162
Other, net	174	357	39
Change in assets and liabilities:
Accounts receivable, net	(2,669)	518	(640)
Inventories, net	(2,482)	(439)	174
Accounts payable and accrued liabilities	1,700	(1,810)	948
Accounts with affiliates	2,520	(839)	12,200
Income taxes	2,704	471	(1,444)
Other, net	44	(108)	(1,762)

Net cash provided by operating activities	13,019	15,972	13,823

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	—	58,027
Cash of disposed operations	—	—	(5,426)
Capital expenditures	(2,120)	(3,195)	(4,477)
Proceeds from sale of asset held for sale	—	—	3,555
Proceeds from sale of fixed assets	—	184	48
Acquisition, net of cash acquired	—	(4,752)	—
Purchase of promissory note receivable	(15,000)	—	—
Cash collected on promissory notes receivable	—	15,000	—
Note receivable from affiliate:
Advances	(9,000)	—	—
Collections	9,000	—	—

Net cash provided by (used in)investing activities	(17,120)	7,237	51,727

Cash flows from financing activities:
Borrowings under long-term debt	5,000	5,294	—
Repayment of long-term debt	(2,000)	(25,898)	(5,756)
Dividends paid	(6,187)	(6,192)	(6,195)
Other, net	(28)	62	(79)

Net cash used in financing activities	(3,215)	(26,734)	(12,030)

Net increase (decrease)	$(7,316)	$(3,525)	$53,520

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Cash and cash equivalents:
Net increase (decrease) from—Operating, investing and financing activities	$(7,316)	$(3,525)	$53,520
Effect of exchange rate on cash	447	(313)	176
Balance at beginning of year	20,788	13,919	10,081

Balance at end of year	$13,919	$10,081	$63,777

Supplemental disclosures:
Cash paid for:
Interest	$278	$1,611	$439
Income taxes	1,241	5,822	3,966
Noncash investing and financing activities:
Accrual for capital expenditures	$159	$178	$484

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2011 and 2012

(In thousands)

			Additional		Accumulated other comprehensive income		Total
	Common stock		paid-in	Retained	Currency	Hedging	stockholders’
	Class A	Class B	Capital	earnings	translation	derivatives	equity
Balance at December 31, 2009	$24	$100	$54,928	$19,621	$10,354	$—	$85,027
Net income	—	—	—	3,052	—	—	3,052
Other comprehensive income	—	—	—	—	1,949	—	1,949
Cash dividends	—	—	—	(6,187)	—	—	(6,187)
Issuance of common stock and other, net	—	—	54	—	—	—	54

Balance at December 31, 2010	24	100	54,982	16,486	12,303	—	83,895
Net income	—	—	—	7,673	—	—	7,673
Other comprehensive income	—	—	—	—	(813)	4	(809)
Cash dividends	—	—	—	(6,192)	—	—	(6,192)
Issuance of common stock and other, net	—	—	143	—	—	—	143

Balance at December 31, 2011	24	100	55,125	17,967	11,490	4	84,710
Net income	—	—	—	34,961	—	—	34,961
Other comprehensive loss	—	—	—	—	(11,490)	(4)	(11,494)
Cash dividends	—	—	—	(6,195)	—	—	(6,195)
Issuance of common stock and other, net	—	—	78	—	—	—	78

Balance at December 31, 2012	$24	$100	$55,203	$46,733	$—	$—	$102,060

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1—Summary of significant accounting policies:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2012. We manufacture and sell component products (security products and recreational marine components). At December 31, 2012, (i) Valhi, Inc. holds approximately 83% of NL’s outstanding common stock and (ii) subsidiaries of Contran Corporation hold approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of these companies and us.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. Each of the years ended December 31, 2010, 2011, and 2012 consisted of 52 weeks.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is not the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income, net of related deferred income taxes. We recognize currency transaction gains and losses in income. In December 2012, we sold our Furniture Components segment, which comprised all of our subsidiaries whose functional currency was not the U.S. dollar. See Note 2.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising and research and development costs as incurred. Advertising costs related to continuing operations were approximately $319,000 in 2010, $386,000 in 2011, and $372,000 in 2012.

Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight line method over their estimated lives and state them net of accumulated amortization. We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable. We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. See Note 6.

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software. We use accelerated depreciation methods for income tax purposes, as permitted. Depreciation expense related to continuing operations was $3.9 million in 2010, $3.5 million in 2011, and $3.1 million in 2012. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense related to continuing operations approximated $1.5 million in 2010, $1.7 million in 2011 and $1.8 million in 2012.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. Under certain circumstances, such tax elections could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election. We made net cash payments for income taxes to NL of $2.2 million in 2010, $3.7 million in 2011, and $1.2 million in 2012.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries that are not permanently reinvested. At December 31, 2011, we had no earnings of foreign subsidiaries subject to permanent reinvestment plans. In December 2012, we sold our Furniture Components segment, which comprised all of our non-U.S. operating subsidiaries. See Note 2. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria. See Note 9.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions was nil in each of 2011 and 2012.

Earnings per share. Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 27,000 in 2010 and 9,200 in 2011. There were no outstanding stock options during 2012.

Note 2—Discontinued operations:

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million). Such pre-tax gain includes income of $12.7 million associated with the reclassification out of accumulated other comprehensive income related to foreign currency translation. The income taxes associated with the pre-tax gain on disposal is significantly less than the U.S. statutory income tax rate of 35% due principally to the utilization of foreign tax credits, the benefit of which had previously not been recognized in part because such benefit did not meet the “more-likely-than-not” recognition criteria and in part because we have not previously elected to claim a credit with respect to foreign income taxes paid because our tax elections are consistent with the elections of Contran and Contran had not previously elected to claim a credit. Our Furniture Components segment primarily sold products with lower average margins and higher commodity raw material content than other segments of our business. We believe disposing of our furniture components segment will enable us to focus more effort on continuing to develop the remaining portion of our business that we believe has greater opportunity for higher returns and with less volatility in the cost of commodity raw materials.

Selected financial data for the operations of the disposed Furniture Components segment is presented below:

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Net sales	$59,125	$59,021	$60,722

Operating income	$3,447	$9,061	$7,364
Other income, net	43	66	25
Interest expense	—	(82)	(105)

Income before income taxes	3,490	9,045	7,284
Income tax expense	(3,877)	(4,876)	(3,484)

Net income (loss)	$(387)	$4,169	$3,800

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components segment were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our Consolidated Statements of Income to reflect the disposed operations as discontinued operations for all periods presented. We have not reclassified our Consolidated Balance Sheet or our Consolidated Statements of Cash Flows to reflect discontinued operations.

Major classes of assets and liabilities of disposed operations included in our December 31, 2011 Balance Sheet are as follows:

December 31, 2011
(In thousands)
Cash	$6,337
Receivables, net	6,087
Inventories	7,568
Other current assets	570
Goodwill and other intangibles	12,052
Property and equipment, net	17,424
Other noncurrent assets	312

Total assets	$50,350

Current liabilities	$7,858
Noncurrent liabilities	3,294

Total liabilities	$11,152

In conjunction with the sale of our Furniture Components segment, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land is represented by a $3.0 million promissory note receivable at December 31, 2012, issued to us by our former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from a future sale of the land are required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land which is expected to be substantially completed by the end of the first quarter. The value of the note receivable as of December 31, 2012, represents the expected net proceeds less disposal costs based on the land sale agreement with the third party which represents a Level 2 input as defined by ASC 820-10-35. Such note receivable is classified as part of prepaids and other current assets in our Consolidated Balance Sheet at December 31, 2012.

Note 3—Business and geographic segments:

Our operating segments are defined as components of our continuing operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. At December 31, 2012, we had two operating segments – Security Products and Marine Components. In December 2012, we sold our Furniture Components segment. See Note 2.

The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and other industries.

Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes stainless steel exhaust systems, gauges and throttle controls primarily for recreational boats.

The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of business units and other long-lived assets outside the ordinary course of business). The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations.

Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents, notes receivable and assets held for sale. See Note 11. For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer, and property and equipment are attributable to their physical location. At December 31, 2011 and 2012, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $36.8 million and $3.1 million, respectively. Intersegment sales are not material.

	Years ended December 31,
	2010		2011		2012
	(In thousands)
Net sales:
Security Products	$68,005		$71,397		$73,715
Marine Components	8,133		8,418		9,481

Total	$76,138		$79,815		$83,196

Operating income (loss):
Security Products	$13,066		$14,361		$14,143
Marine Components	(1,432)		(1,223)		(819)
Corporate	(5,750	)(a)	(6,726	)(a)	(7,906	)(a)

Total operating income	5,884		6,412		5,418
Other non-operating income, net	336		358		—
Interest expense	(914)		(722)		(479)

Income from continuing operations before income taxes	$5,306		$6,048		$4,939

(a)	Corporate operating expenses include write-downs and loss on the disposal of certain assets held for sale of $500,000 in 2010, $1.1 million in 2011 and $1.2 million in 2012. See Note 11.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Depreciation and amortization:
Security Products	$3,383	$2,976	$2,618
Furniture Components**	3,191	2,853	2,404
Marine Components	1,099	907	687
Corporate	3	42	63

Total	$7,676	$6,778	$5,772

Capital expenditures:
Security Products	$692	$1,714	$2,029
Furniture Components**	1,023	1,333	1,721
Marine Components	264	112	713
Corporate	141	36	14

Total	$2,120	$3,195	$4,477

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Net sales point of destination:
United States	$71,993	$75,594	$78,268
Canada	1,940	1,982	2,194
Mexico	904	1,060	1,249
Other	1,301	1,179	1,485

Total	$76,138	$79,815	$83,196

Total assets:
Security Products	$68,929	$69,185	$69,143
Furniture Components**	52,761	50,174	—
Marine Components	11,337	10,531	9,689
Corporate and eliminations	27,045	11,636	71,351	*

Total	$160,072	$141,526	$150,183

Net property and equipment:
United States	$42,570	$33,704	$33,727
Canada**	9,444	9,681	—
Taiwan**	7,889	7,742	—

Total	$59,903	$51,127	$33,727

*	Includes cash proceeds from sale of Furniture Components segment of approximately $58.0 million. See Note 2.
**	Denotes disposed operations. See Note 2.

Note 4—Accounts receivable, net:

	December 31, 2011	December 31, 2012
	(In thousands)
Account receivable, net:
Security Products	$7,637	$7,952
Furniture Components**	6,208	—
Marine Components	802	744
Allowance for doubtful accounts	(401)	(216)

Total accounts receivable, net	$14,246	$8,480

**	Denotes disposed operations. See Note 2.

Note 5—Inventories:

	December 31,
	2011	2012
	(In thousands)
Raw materials:
Security Products	$2,510	$2,310
Furniture Components**	3,314	—
Marine Components	933	943

Total raw materials	6,757	3,253

Work-in-process:
Security Products	5,778	5,458
Furniture Components**	1,260	—
Marine Components	399	444

Total work-in-process	7,437	5,902

Finished goods:
Security Products	1,700	1,578
Furniture Components**	2,994	—
Marine Components	690	490

Total finished goods	5,384	2,068

Total inventories, net	$19,578	$11,223

**	Denotes disposed operations. See Note 2.

Note 6—Goodwill and other intangible assets:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which correspond to our operating segments. We test for goodwill impairment at the reporting unit level. In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

In 2010, 2011 and 2012, goodwill for all applicable reporting units was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of our annual reviews of goodwill. In 2008, we recorded a $9.9 million goodwill impairment in our Marine Components segment. Our gross goodwill at December 31, 2012 is $33.6 million.

Changes in the carrying amount of goodwill related to our operations during the past three years are presented in the table below. Goodwill acquired in 2011 relates to the acquisition of an ergonomic components product business included in our Furniture Components operating segment. In December 2012, we sold our Furniture Components segment. See Note 2. The remaining net goodwill balance was generated from acquisitions relating to Security Products prior to 2001.

	Security Products	Furniture Components	Total
	(In millions)
Balance at December 31, 2009	$23.7	$7.2	$30.9
Changes in currency exchange rates	—	0.5	0.5

Balance at December 31, 2010	23.7	7.7	31.4
Goodwill acquired during the year	—	3.1	3.1
Changes in currency exchange rates	—	(0.3)	(0.3)

Balance at December 31, 2011	23.7	10.5	34.2
Sale of disposed operations	—	(10.8)	(10.8)
Changes in currency exchange rates	—	0.3	0.3

Balance at December 31, 2012	$23.7	$—	$23.7

Other intangible assets totaled $2.0 million and $154,000 at December 31, 2011 and 2012, respectively, net of accumulated amortization of $3.8 million for both years. The decrease in intangible assets in 2012 is the result of the sale of our Furniture Component’s segment. See Note 2.

Amortization of intangible assets related to continuing operations was $562,000 in 2010, $399,000 in 2011, and $282,000 in 2012, respectively. Estimated aggregate intangible asset amortization expense for the next five years is not significant.

Note 7—Accounts payable and accrued liabilities:

	December 31,
	2011	2012
	(In thousands)
Accounts payable	$6,203	$2,797
Accrued liabilities:
Employee benefits	7,764	6,541
Customer tooling	425	282
Taxes other than on income	401	439
Insurance	372	305
Professional	242	189
Other	833	508

Total	$16,240	$11,061

Note 8—Long-term Debt:

	December 31,
	2011	2012
	(In thousands)
Revolving bank credit facility	$1,955	$—
Note payable to Timet Finance Management Company	22,230	18,480

Total debt	24,185	18,480
Less current maturities	1,000	1,000

Total long-term debt	$23,185	$17,480

Revolving bank credit facility. At December 31, 2011 we had a $37.5 million revolving bank credit facility that matured in January 2012. In January 2012, we amended and restated the terms of the credit facility to extend the maturity date to January 2015 and reduce the size of the facility from $37.5 million to $30.0 million. The credit facility was collateralized by 65% of the ownership interests in our first-tier non-U.S. subsidiaries. We had net borrowings of $3.0 million under the credit facility in 2010, which were repaid in February 2011. In July 2011, we borrowed approximately $5.3 million under the credit facility in connection with an acquisition within our Furniture Components segment, and we subsequently repaid $2.9 million of the borrowing during the remainder of 2011. The interest rate on the $2.0 million outstanding under the credit facility at December 31, 2011 was 4.4%. The $2.0 million outstanding at December 31, 2011 was repaid in the fourth quarter of 2012 prior to the completion of the disposal of our Furniture Components segment, at which time we terminated the credit facility.

Note payable to Timet Finance Management Company. Prior to 2010, we purchased and/or cancelled certain shares of our Class A common stock from Timet Finance Management Company (“TFMC”). TFMC is a wholly-owned subsidiary of Titanium Metals Corporation, which was one of our affiliates until December 20, 2012. We paid for the shares acquired in the form of a promissory note which, as amended, bears interest at LIBOR plus 1% (1.4% at December 31, 2012) and provides for quarterly principal repayments of $250,000, with the balance due at maturity in September 2014. The promissory note is prepayable, in whole or in part, at any time at our option without penalty. The promissory note was subordinated to our U.S. revolving bank credit facility until such facility was terminated in December 2012. The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011. We had net repayments on this note payable of nil in 2010, $20 million in 2011, (including $15.0 million of prepayments in 2011 using cash we received upon collection of our promissory note receivable discussed in Note 12) and $3.8 million in 2012. We recognized interest expense of approximately $565,000 in 2010, $464,000 in 2011, and $303,000 in 2012 on this promissory note.

The scheduled principal repayments of the promissory note are shown in the table below.

Amount
Years ending December 31,	(In thousands)
2013	$1,000
2014	17,480

Total	$18,480

Note 9—Income taxes:

The provision for income taxes attributable to continuing operations, the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below. All of our pre-tax income attributable to continuing operations relates to operations in the United States.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Provision for income taxes:
Currently payable	$2,680	$2,677	$1,633
Deferred income tax benefit	(813)	(133)	(218)

Total	$1,867	$2,544	$1,415

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,857	$2,117	$1,729
State income taxes and other, net	231	337	173
Tax credits	(221)	(251)	(170)
Valuation allowance	—	341	(317)

Total	$1,867	$2,544	$1,415

Comprehensive provision for income tax allocable to:
Income from continuing operations	$1,867	$2,544	$1,415
Discontinued operations	3,877	4,876	5,397

Total	$5,744	$7,420	$6,812

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2011	2012
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$932	$953
Tax on unremitted earnings of non-U.S. subsidiaries	(7,671)	—
Property and equipment	(3,971)	(3,775)
Accrued liabilities and other deductible differences	164	304
Accrued employee benefits	1,412	1,484
Tax loss and credit carryforwards	494	130
Goodwill	(2,179)	(2,374)
Other taxable differences	(511)	(87)
Valuation allowance	(341)	(126)

Total	$(11,671)	$(3,491)

Net current deferred tax assets	2,495	2,691
Net noncurrent deferred tax liabilities	(14,166)	(6,182)

Total	$(11,671)	$(3,491)

Our tax loss and credit carryforwards at December 31, 2011 and 2012 relate to carryforwards in various U.S. state jurisdictions. At December 31, 2012, we had approximately $1.2 million of state net operating loss carryforwards with expiration dates ranging from 2023 to 2030. At December 31, 2011 and 2012, we concluded that the benefit associated with a portion of our U.S. state net operating losses do not meet the more-likely-than-not recognition criteria, accordingly we have recognized a deferred income tax asset valuation allowance of $341,000 and $126,000 at December 31, 2011 and 2012, respectively, with respect to such carryforwards. Our provision for income taxes attributable to continuing operations includes an expense of $341,000 in 2011 and a benefit of $317,000 in 2012 related to changes in such valuation allowance.

We file income tax returns in various U.S. federal, state and local jurisdictions. Prior to 2012, we also filed income tax returns in various foreign jurisdictions, principally in Canada and Taiwan. Our domestic income tax returns prior to 2009 are generally considered closed to examination by applicable tax authorities.

Note 10—Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2009	2,370,307	10,000,000
Issued	5,000	—

Balance at December 31, 2010	2,375,307	10,000,000
Issued	10,800	—

Balance at December 31, 2011	2,386,107	10,000,000
Issued	6,000	—

Balance at December 31, 2012	2,392,107	10,000,000

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

Share repurchases and cancellations. Prior to 2010, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. We made no treasury purchases during 2010, 2011 or 2012 and at December 31, 2012, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2012, all 200,000 shares were available for award under this plan.

Note 11—Assets held for sale:

	December 31,
	2011	2012
	(In thousands)
Byron Center facility	$4,444	$—
River Grove facility	1,775	1,535
Neenah land	430	430

Total Assets Held for Sale	$6,649	$1,965

At December 31, 2012 our assets held for sale consisted of the River Grove facility (land, building and building improvements) and the Neenah land, all of which were formerly used in our operations. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. In the third quarter of 2012 we obtained updated independent appraisals of the Byron Center and River Grove facilities. Based on these appraisals, we recognized write-downs in the third quarter of $165,000 on the Byron Center facility and $240,000 on the River Grove facility to reduce the carrying value of the assets to their estimated fair value less cost to sell. We sold the Byron Center facility in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $757,000 during the fourth quarter of 2012.

In the fourth quarter of 2012, we entered into an agreement to sell the River Grove facility. The transaction closed during the first quarter of 2013. The net proceeds from the sale approximate the carrying value of the assets as of December 31, 2012. The valuation of the River Grove facility as of December 31, 2012 is based on a sales contract with a third party which represents a Level 2 input as defined by ASC 820-10-35.

The write-downs on assets held for sale together with the loss on the sale of the Byron Center facility as of December 31, 2012 totaled $1.2 million for 2012 and are included in corporate operating expense. We also recognized asset held for sale writedowns of $500,000 in 2010 and $1.1 million in 2011 related to these properties, associated with obtaining updated appraisals on the properties. These appraisals represent a Level 2 input as defined by ASC 820-10-35.

Note 12—Related party transactions:

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

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million. In December 2012, this promissory note was amended whereby we agreed to loan NL up to $40 million. As amended, our loans to NL will bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2014 (and in any event no later than December 31, 2014), with interest payable quarterly. The principal amount we lend to NL at any time is at our discretion. As of December 31, 2011 and 2012, we had no loans outstanding to NL. Interest income on our loans to NL was $23,000 in 2010 and nil in each of 2011 and 2012.

In May 2010, for our investment purposes we purchased from NL for $15.0 million in cash a note receivable dated October 15, 2008 in the original principal amount of $15.0 million initially payable to NL by a third party. The promissory note bore interest at LIBOR plus 2.75%, payable monthly and all principal was due no later than October 2011. We amended our bank credit facility in May 2010 to enable us to borrow $5.0 million under the Credit Agreement, which we utilized along with $10.0 million of existing cash to complete the purchase of the note receivable. The purchase was also approved by the independent members of our board of directors. In October 2011, we collected in full the $15.0 million principal amount due to us under our promissory note receivable.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. Fees pursuant to these agreements aggregated $3.1 million in 2010, $3.4 million in 2011 and $3.7 million in 2012. This agreement is renewed annually, and we expect to pay $3.9 million under the ISA during 2013.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums we paid to Tall Pines and EWI were approximately $1.1 million in 2010, $1.3 million in 2011 and $1.2 million in 2012. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2012.

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

Note 13—Commitments and contingencies:

Legal proceedings. We are involved, from time to time, in various contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. Prior to March 9, 2011, we were involved in certain patent litigation with a Furniture Components segment competitor, and in March 2011, we entered into a confidential settlement agreement with the competitor. Under the terms of the agreement, the competitor paid our Canadian Furniture Components subsidiary approximately $7.5 million in cash, and we each agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity.

Environmental matters and litigation. Our operations are governed by various federal, state and local environmental laws and regulations. Our policy is to comply with environmental laws and regulations at all of our plants and to continually strive to improve environmental performance in association with applicable industry initiatives. We believe that our operations are in substantial compliance with applicable requirements of environmental laws. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

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

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our continuing operations accounted for approximately 38% of sales in 2010, 39% in 2011, and 38% in 2012. Harley Davidson, a customer of the Security Products segment, accounted for approximately 12%, 13%, and 12% of total sales in 2010, 2011, and 2012, respectively. San Mateo Postal Data, also a customer of the Security Products segment, accounted for 11% of total sales in 2010.

Rent expense related to continuing operations, principally for buildings, was $160,000 in 2010, $155,000 in 2011 and $126,000 in 2012. At December 31, 2012, future minimum rentals under noncancellable operating leases are not significant.

Note 14—Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2011		2012
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$10,081	$10,081	$63,777	$63,777
Accounts receivable, net	14,246	14,246	8,480	8,480
Accounts payable	6,203	6,203	2,797	2,797
Variable rate long-term debt – (including current maturities)	24,185	24,185	18,480	18,480

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable-rate long-term debt is deemed to approximate book value. The fair value of our long-term debt is a Level 2 inputs as defined by ASC Topic 820-10-35.

Note 15—Recent accounting pronouncements:

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

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, ASU 2013-02 requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2013; however, as permitted by the standard, we have elected to adopt ASU 2013-02 beginning with this report. The adoption of ASU 2013-02, did not have a material effect on our Consolidated Financial Statements.

Note 16—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30		Dec. 31
	(In millions, except per share amounts)
2011:
Net sales	$19.9	$21.1	$20.1		$18.7
Gross profit	6.1	6.5	6.0		5.5
Operating income	1.9	2.4	0.7	(a)	1.4

Income from continuing operations	$1.0	$1.4	$0.5		$0.6
Discontinued operations	3.0	0.2	0.6		0.4

Net income	$4.0	$1.6	$1.1		$1.0

Basic and diluted earnings per share:
Continuing operations	$.08	$.11	$.04		$.05
Discontinued operations	.24	.02	.05		.03

	$.32	$.13	$.09		$.08

2012:
Net sales	$20.4	$22.2	$21.3		$19.3
Gross profit	6.0	6.5	6.3		5.5
Operating income	1.6	2.2	1.6	(a)	—	(b)

Income from continuing operations	$0.9	$1.2	$0.8		$0.6
Discontinued operations	0.6	0.9	1.8		28.1	(c)

Net income	$1.5	$2.1	$2.6		$28.7

Basic and diluted earnings per share:
Continuing operations	$.07	$.10	$.07		$.05
Discontinued operations	.05	.07	.14		2.27

	$.12	$.17	$.21		$2.32

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

(a)	Includes a $1.1 million and a $405,000 write-down on assets held for sale in the third quarters of 2011 and 2012, respectively. See Note 11.
(b)	Includes a $757,000 loss on disposal of assets held for sale. See Note 11.
(c)	Includes a net gain on the sale of our Furniture Components segment of $27.6 million. See Note 2.