Form 10-Q
period 2013-03-31
COMPX INTERNATIONAL INC
filed 2013-05-07
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

(972) 448-1400

Registrant’s telephone number, including area code

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

Number of shares of common stock outstanding on May 2, 2013:

Class A:	2,392,107
Class B:	10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,777	$50,064
Accounts receivable, net	8,480	9,528
Inventories, net	11,223	11,890
Deferred income taxes	2,691	2,691
Prepaid expenses and other	4,424	2,445

Total current assets	90,595	76,618

Other assets:
Goodwill	23,742	23,742
Other noncurrent	2,119	514

Total other assets	25,861	24,256

Property and equipment:
Land	4,928	4,928
Buildings	20,521	20,521
Equipment	58,603	56,213
Construction in progress	1,442	1,686

	85,494	83,348
Less accumulated depreciation	51,767	49,975

Net property and equipment	33,727	33,373

Total assets	$150,183	$134,247

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to affiliate	$1,000	$1,000
Accounts payable and accrued liabilities	11,061	7,929
Income taxes payable to affiliate	12,197	406
Other	203	4

Total current liabilities	24,461	9,339

Noncurrent liabilities:
Long-term debt	17,480	17,230
Deferred income taxes	6,182	6,272

Total noncurrent liabilities	23,662	23,502

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,203	55,203
Retained earnings	46,733	46,079

Total stockholders’ equity	102,060	101,406

Total liabilities and stockholders’ equity	$150,183	$134,247

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net sales	$20,428	$21,453
Cost of goods sold	14,416	15,433

Gross profit	6,012	6,020
Selling, general and administrative expense	4,429	4,586

Operating income	1,583	1,434
Other non-operating income, net	—	16
Interest expense	(121)	(59)

Income from continuing operations before income taxes	1,462	1,391
Provision for income taxes	599	496

Income from continuing operations	863	895
Income from discontinued operations, net of tax	660	—

Net income	$1,523	$895

Basic and diluted income per common share:
Continuing operations	$.07	$.07
Discontinued operations	.05	—

Net income	$.12	$.07

Cash dividends per share	$.125	$.125

Shares used in the calculation of basic and diluted income per share	12,386	12,392

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net income	$1,523	$895
Other comprehensive income, net of tax:
Currency translation adjustment	571	—
Impact from cash flow hedges, net	294	—

Total other comprehensive income, net	865	—

Comprehensive income	$2,388	$895

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income	$1,523	$895
Depreciation and amortization	1,434	835
Deferred income taxes	381	90
Other, net	70	68
Change in assets and liabilities:
Accounts receivable, net	(1,079)	(1,047)
Inventories, net	(9)	(734)
Accounts payable and accrued liabilities	(3,633)	(3,100)
Accounts with affiliates	45	(11,791)
Income taxes	(1,264)	(2)
Other, net	(330)	146

Net cash used in operating activities	(2,862)	(14,640)

Cash flows from investing activities -
Capital expenditures	(600)	(663)
Cash collected on note receivable	—	1,828
Proceeds from sale of asset held for sale	—	1,559
Proceeds from sale of fixed assets	—	2

Net cash provided by (used in) investing activities	(600)	2,726

Cash flows from financing activities:
Dividends paid	(1,548)	(1,549)
Repayment of long-term debt	(1,000)	(250)
Other, net	(27)	—

Net cash used in financing activities	(2,575)	(1,799)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(6,037)	(13,713)
Currency translation	111	—
Cash and cash equivalents at beginning of period	10,081	63,777

Cash and cash equivalents at end of period	$4,155	$50,064

Supplemental disclosures – cash paid for:
Interest	$55	$95
Income taxes paid, net	2,067	12,199
Non-cash investing and financing activity –
Accrual for capital expenditures, net	$311	$(233)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2013

(In thousands)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	stockholders’
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2012	$24	$100	$55,203	$46,733	$102,060
Net income	—	—	—	895	895
Cash dividends	—	—	—	(1,549)	(1,549)

Balance at March 31, 2013	$24	$100	$55,203	$46,079	$101,406

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2013. We manufacture and sell component products (security products and recreational marine components). At March 31, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) Contran Corporation (“Contran”) and its subsidiaries held an aggregate of approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013 (the “2012 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Discontinued operations:

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment. Selected financial data for the operations of the disposed Furniture Components segment is presented below:

Three months ended March 31, 2012
Net sales	$15,103

Operating income	$1,326
Other income, net	4
Interest expense	(41)

Income before income taxes	1,289
Income tax expense	(629)

Net income	$660

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components segment were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our March 31, 2012 Consolidated Statements of Income to reflect the disposed operations as discontinued operations. We have not reclassified our March 31, 2012 Consolidated Statements of Cash Flows to reflect discontinued operations.

In conjunction with the sale of our Furniture Components segment, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to us by our former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from a future sale of the land were required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land for $3.0 million, $1.8 million of which was received during the first quarter with the remaining $1.2 million received in April 2013. Such note receivable is classified as part of prepaids and other current assets in our Consolidated Balance Sheet at December 31, 2012 and March 31, 2013.

Note 3 – Business segment information:

	Three months ended March 31,
	2012	2013
	(In thousands)
Net sales:
Security Products	$18,195	$18,974
Marine Components	2,233	2,479

Total net sales	$20,428	$21,453

Operating income:
Security Products	$3,471	$3,193
Marine Components	(250)	(110)
Corporate operating expenses	(1,638)	(1,649)

Total operating income	1,583	1,434
Other non-operating income, net	—	16
Interest expense	(121)	(59)

Income from continuing operations before income taxes	$1,462	$1,391

Intersegment sales are not material.

Note 4 – Accounts receivable, net:

	December 31, 2012	March 31, 2013
	(In thousands)
Account receivable, net:
Security Products	$7,952	$8,871
Marine Components	744	873
Allowance for doubtful accounts	(216)	(216)

Total accounts receivable, net	$8,480	$9,528

Note 5 – Inventories, net:

	December 31, 2012	March 31, 2013
	(In thousands)
Raw materials:
Security Products	$2,310	$2,608
Marine Components	943	1,070

Total raw materials	3,253	3,678

Work-in-process:
Security Products	5,458	5,592
Marine Components	444	462

Total work-in-process	5,902	6,054

Finished goods:
Security Products	1,578	1,598
Marine Components	490	560

Total finished goods	2,068	2,158

Total inventories, net	$11,223	$11,890

Note 6 – Other noncurrent assets:

	December 31, 2012	March 31, 2013
	(In thousands)
Assets held for sale	$1,965	$430
Other	154	84

Total other noncurrent assets	$2,119	$514

In the fourth quarter of 2012, we entered into an agreement to sell one of our facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 7 – Accounts payable and accrued liabilities:

	December 31, 2012	March 31, 2013
	(In thousands)
Accounts payable	$2,797	$2,779
Accrued liabilities:
Employee benefits	6,541	3,228
Taxes other than on income	439	483
Customer tooling	282	341
Insurance	305	257
Professional	189	221
Other	508	620

Total accounts payable and accrued liabilities	$11,061	$7,929

Note 8 – Long-term debt:

	December 31, 2012	March 31, 2013
	(In thousands)
Note payable to Timet Finance Management Company	$18,480	$18,230
Less current maturities	1,000	1,000

Total long-term debt	$17,480	$17,230

The average interest rate on the promissory note payable as of and for the three-month period ended March 31, 2013 was 1.3%.

Note 9 – Provision for income taxes:

	Three months ended March 31,
	2012	2013
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$512	$487
State income taxes and other, net	87	9

Total income tax expense	$599	$496

Note 10 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2012		2013
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$63,777	$63,777	$50,064	$50,064
Accounts receivable, net	8,480	8,480	9,528	9,528
Accounts payable	2,797	2,797	2,779	2,779
Long-term debt – (including current maturities)	18,480	18,480	18,230	18,230

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

In December 2012, we completed the sale of our Furniture Components segment. See Note 2 to our Condensed Consolidated Financial Statements. Unless otherwise noted, the results of operations in management’s discussion and analysis is focused on our continuing operations.

We reported operating income of $1.4 million in the first quarter of 2013 compared to $1.6 million in the same period of 2012. Our operating income decreased slightly in 2012 primarily due to the net effects of:

•	The negative impact of higher medical expenses in 2013; and

•	The positive impact of higher sales in 2013, primarily from an increase in Security Products postal market customer order rates.

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

Results of Operations

	Three months ended March 31,
	2012	%	2013	%
	(Dollars in thousands)

Net sales	$20,428	100.0%	$21,453	100.0%
Cost of goods sold	14,416	70.6	15,433	71.9

Gross profit	6,012	29.4	6,020	28.1

Operating costs and expenses	4,429	21.7	4,586	21.4

Operating income	$1,583	7.7%	$1,434	6.7%

Net sales. Net sales increased $1.0 million in the first quarter of 2013 compared to the same period of 2012 principally due to higher postal market demand within Security Products and an increase in Marine Components sales outside of the high performance boat market through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales increased by 1% in the first quarter of 2013 compared to the same period in 2012. As a result, gross profit and related margin decreased over the same period. The decrease in gross profit is primarily due to higher self-insured medical costs in 2013.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. As a percentage of net sales, operating costs and expenses for the first quarter of 2013 are comparable to the same period in 2012.

Operating income. As a percentage of net sales, operating income decreased by 1% in 2013 compared to 2012 and was primarily impacted by the factors impacting cost of goods sold and gross margin above.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 9 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended March 31,		%
	2012	2013	Change
	(In thousands)

Net sales:
Security Products	$18,195	$18,974	4%
Marine Components	2,233	2,479	11%

Total net sales	$20,428	$21,453	5%

Gross profit:
Security Products	$5,690	$5,638	(1%)
Marine Components	322	382	19%

Total gross profit	$6,012	$6,020	—

Operating income:
Security Products	$3,471	$3,193	(8%)
Marine Components	(250)	(110)	56%
Corporate operating expenses	(1,638)	(1,649)	(1%)

Total operating income	$1,583	$1,434	(9%)

Security Products. Security Products net sales increased 4% in the first quarter of 2013 compared to the same period last year. The increase in sales is primarily due to an increase in sales to postal market customers in 2013 due to a general improvement in demand within that market. Gross margin decreased approximately 2 percentage points on net sales in the first quarter of 2013 compared to the same period in 2012 primarily due to higher self-insured medical expenses of $315,000 in 2013, $260,000 of which impacted cost of goods sold and $55,000 of which impacted selling and administration expenses. As a result, operating income as a percentage of net sales for the Security Products segment decreased 2 percentage points for the first quarter of 2013 compared to the first quarter of 2012.

Marine Components. Marine Components net sales increased 11% in the first quarter of 2013 as compared to the same period last year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard market and other non-high performance marine markets. Gross margin and operating loss percentage improved in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased leverage of fixed costs as a result of higher sales.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a total increase in sales in the first quarter of 2013, this was the net result of sales growth in certain markets and flat or slightly down sales in other markets. As a result, it is uncertain to the extent that total sales will continue to grow for the remainder of 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

Liquidity and Capital Resources

Consolidated cash flows -

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. The March 31, 2012 Consolidated Statement of Cash Flows has not been revised for discontinued operations. See Note 2 to the Condensed Consolidated Financial Statements.

Our net cash used by operating activities for the first three months of 2013 increased by $11.8 million as compared to the first three months of 2012 primarily due to the net effects of:

•

The negative impact of higher net cash paid for taxes in 2013 of $10.1 million related to the payment of income taxes associated with the gain on sale of our disposed operations recognized in the fourth quarter of 2012 and the 2012 income of the disposed operations;

•

The negative impact of lower net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our continuing operations of $1.3 million in 2013.

•

The negative impact of net cash provided by operating activities attributable to our discontinued operations in 2012 of $329,000, (exclusive of the impact of cash paid for income taxes in 2012 attributable to our discontinued operations, as discussed above).

We expect our year-to-date cash flows from operating activities will continue to result in a net use of cash in 2013 primarily due to the first quarter cash payment for income taxes we made of approximately $11.6 million related to the sale of our disposed operations. Under GAAP, cash paid for income taxes on the disposal of a business unit is reported as a reduction of cash flows from operating activities, while the pre-tax proceeds from disposal are reported as a component of cash flows from investing activities. In addition, operating cash flow comparisons in 2013 will continue to be negatively impacted by such disposal, since the operating cash flows of the disposed operations are included in our total cash flows from operating activities in 2012, through the December 2012 date of sale. See Note 2 to our Condensed Consolidated Financial Statements.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2012 to March 31, 2013. Marine Components can experience greater variability in their average days sales outstanding due to their smaller size, however, their receivable balances are not significant. Overall, our March 31, 2013 days sales outstanding compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and March 31, 2012 numbers below.

Days Sales Outstanding:	December 31, 2011	March 31, 2012	December 31, 2012	March 31, 2013

Security Products	39 Days	40 Days	41 Days	42 Days
Marine Components	44 Days	39 Days	32 Days	30 Days
Consolidated CompX**	40 Days	40 Days	40 Days	40 Days

**	Excludes disposed operations. See Note 2 to the Condensed Consolidated Financial Statements.

As shown below, our total average number of days in inventory decreased from December 31, 2012 to March 31, 2013. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products. Our overall March 31, 2013 days in inventory compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and March 31, 2012 numbers below.

Days in Inventory:	December 31, 2011	March 31, 2012	December 31, 2012	March 31, 2013

Security Products	79 Days	71 Days	71 Days	67 Days
Marine Components	115 Days	93 Days	91 Days	91 Days
Consolidated CompX**	83 Days	74 Days	74 Days	70 Days

**	Excludes disposed operations. See Note 2 to the Condensed Consolidated Financial Statements.

Investing activities. Net cash provided by investing activities was $2.7 million in the first quarter of 2013 compared to net cash used of $600,000 in the first quarter of 2012. The significant items impacting the increase in net cash provided by investing activities in 2013 over net cash used in 2012 are as follows:

During 2013,

•	We collected $1.8 million in principal payments on a note receivable; and

•	We received $1.6 million in net proceeds on the sale of an asset held for sale.

See Notes 2 and 6 to the Condensed Consolidated Financial Statements, respectively.

Financing activities. Net cash used in financing activities was $1.8 million in the first quarter of 2013 compared to net cash used of $2.6 million in the first quarter of 2012. The change is primarily a result of $250,000 in principal repayments on long-term debt during the first quarter of 2013 compared to $1.0 million paid in the first quarter of 2012. See Note 8 to the Condensed Consolidated Financial Statements.

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

We believe that cash generated from operations together with cash on hand, as well as, our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

Substantially all of the $50.1 million aggregate cash and cash equivalents at March 31, 2013 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2013 totaled $410,000. Our 2013 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2012 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements -

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2012 Annual Report.

Recent accounting pronouncements -

Not applicable.

Critical accounting policies -

There have been no changes in the first quarter of 2013 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report.

Forward-looking information -

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

•	Price and product competition from low-cost manufacturing sources (such as China),

•	The impact of pricing and production decisions,

•	Customer and competitor strategies including substitute products,

•	Uncertainties associated with the development of new product features,

•	Potential difficulties in integrating future acquisitions,

•	The impact of current or future government regulations (including employee healthcare benefit related regulations),

•	Potential difficulties in implementing new manufacturing and accounting software systems,

•	Decisions to sell operating assets other than in the ordinary course of business,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,

•	Future litigation,

•	General global economic and political conditions that introduce instability into the U.S. economy (such as changes in the level of gross domestic product in various regions of the world),

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

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 10 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and

Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2012 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2013.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 7, 2013	By:	/s/ Darryl R. Halbert
Darryl R. Halbert Vice President, Chief Financial Officer and Controller