Form 10-Q
period 2013-06-30
COMPX INTERNATIONAL INC
filed 2013-08-06
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

Number of shares of common stock outstanding on July 31, 2013:

Class A: 2,397,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$63,777	$52,736
Accounts receivable, net	8,480	10,741
Inventories, net	11,223	12,257
Deferred income taxes	2,691	2,691
Prepaid expenses and other	4,424	476

Total current assets	90,595	78,901

Other assets:
Goodwill	23,742	23,742
Other non-current	2,119	510

Total other assets	25,861	24,252

Property and equipment:
Land	4,928	4,928
Buildings	20,521	20,521
Equipment	58,603	56,788
Construction in progress	1,442	2,003

	85,494	84,240

Less accumulated depreciation	51,767	50,748

Net property and equipment	33,727	33,492

Total assets	$150,183	$136,645

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2012	June 30, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$1,000
Accounts payable and accrued liabilities	11,061	9,126
Income taxes payable to affiliate	12,197	160
Other	203	5

Total current liabilities	24,461	10,291

Noncurrent liabilities:
Long-term debt	17,480	16,980
Deferred income taxes	6,182	6,712

Total noncurrent liabilities	23,662	23,692

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,203	55,265
Retained earnings	46,733	47,273

Total stockholders’ equity	102,060	102,662

Total liabilities and stockholders’ equity	$150,183	$136,645

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(unaudited)

Net sales	$22,147	$24,039	$42,575	$45,492
Cost of goods sold	15,638	16,429	30,054	31,862

Gross profit	6,509	7,610	12,521	13,630

Selling, general and administrative expense	4,351	4,667	8,780	9,253

Operating income	2,158	2,943	3,741	4,377

Other non-operating income, net	—	11	—	27
Interest expense	(111)	(58)	(232)	(117)

Income from continuing operations before income taxes	2,047	2,896	3,509	4,287

Provision for income taxes	843	1,082	1,442	1,578

Income from continuing operations	1,204	1,814	2,067	2,709

Income from discontinued operations, net of tax	889	—	1,549	—

Net income	$2,093	$1,814	$3,616	$2,709

Basic and diluted income per common share:
Continuing operations	$.10	$.15	$.17	$.22
Discontinuing operations	.07	—	.12	—

Net income	$.17	$.15	$.29	$.22

Cash dividends per share	$.125	$.050	$.250	$.175

Shares used in the calculation of basic and diluted income per share	12,388	12,394	12,387	12,393

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(unaudited)

Net income	$2,093	$1,814	$3,616	$2,709

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(541)	—	30	—

Impact from cash flow hedges, net	(251)	—	43	—

Total other comprehensive income (loss), net	(792)	—	73	—

Total comprehensive income, net	$1,301	$1,814	$3,689	$2,709

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income	$3,616	$2,709
Depreciation and amortization	2,864	1,657
Deferred income taxes	1,376	530
Other, net	207	163
Change in assets and liabilities:
Accounts receivable, net	(3,159)	(2,239)
Inventories, net	150	(1,154)
Accounts payable and accrued liabilities	(1,471)	(1,976)
Accounts with affiliates	(40)	(12,037)
Income taxes	(1,576)	(1)
Other, net	(404)	895

Net cash provided by (used in) operating activities	1,563	(11,453)

Cash flows from investing activities:
Capital expenditures	(2,164)	(1,514)
Cash received on note receivable	—	3,034
Proceeds from sale of asset held for sale	—	1,559
Proceeds from sale of fixed assets	30	2

Net cash provided by (used in) investing activities	(2,134)	3,081

Cash flows from financing activities:
Dividends paid	(3,097)	(2,169)
Repayment of long-term debt	(1,250)	(500)
Other, net	(57)	—

Net cash used in financing activities	(4,404)	(2,669)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(4,975)	(11,041)
Currency translation	72	—
Cash and cash equivalents at beginning of period	10,081	63,777

Cash and cash equivalents at end of period	$5,178	$52,736

Supplemental disclosures – cash paid for:
Interest	$161	$155
Income taxes paid, net	3,168	13,086

Non-cash investing and financing activity – Accrual for capital expenditures, net	$510	$(161)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2013

(In thousands)

(unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Class A	Class B

Balance at December 31, 2012	$24	$100	$55,203	$46,733	$102,060

Net income	—	—	—	2,709	2,709

Issuance of common stock	—	—	62	—	62

Cash dividends	—	—	—	(2,169)	(2,169)

Balance at June 30, 2013	$24	$100	$55,265	$47,273	$102,662

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2013. We manufacture and sell component products (security products and recreational marine components). At June 30, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) Contran Corporation (“Contran”) and its subsidiaries held an aggregate of approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013 (the “2012 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

In May 2013, our board of directors reduced our regular quarterly dividend from $0.125 per share to $0.05 per share, effective with our second quarter 2013 dividend. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

Note 2 – Discontinued operations:

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment. Selected financial data for the operations of the disposed Furniture Components segment is presented below:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(In thousands)

Net sales	$15,452	$30,554

Operating income	$1,771	$3,097
Other income, net	5	9
Interest expense	(29)	(70)

Income before income taxes	1,747	3,036

Income tax expense	(858)	(1,487)

Net income	$889	$1,549

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components segment were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our Consolidated Statements of Income for the interim periods ended June 30, 2012 to reflect the disposed operations as discontinued operations. We have not reclassified our June 30, 2012 Consolidated Statements of Cash Flows to reflect discontinued operations.

In conjunction with the sale of our Furniture Components segment, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in the land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to us by our former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from a future sale of the land were required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land for $3.0 million, $1.8 million of which was received during the first quarter and the remaining $1.2 million was received in the second quarter 2013. Such note receivable was classified as part of prepaids and other current assets in our Consolidated Balance Sheet at December 31, 2012.

Note 3 – Business segment information:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In thousands)
Net sales:
Security Products	$19,248	$20,826	$37,442	$39,800
Marine Components	2,899	3,213	5,133	5,692

Total net sales	$22,147	$24,039	$42,575	$45,492

Operating income:
Security Products	$3,669	$4,475	$7,141	$7,667
Marine Components	102	312	(148)	202
Corporate operating expense	(1,613)	(1,844)	(3,252)	(3,492)

Total operating income	2,158	2,943	3,741	4,377

Other non-operating income, net	—	11	—	27
Interest expense	(111)	(58)	(232)	(117)

Income from continuing operations before income taxes	$2,047	$2,896	$3,509	$4,287

Intersegment sales are not material.

Note 4 – Accounts receivable, net:

	December 31, 2012	June 30, 2013
	(In thousands)
Account receivable, net:
Security Products	$7,952	$9,741
Marine Components	744	1,163
Allowance for doubtful accounts	(216)	(163)

Total accounts receivable, net	$8,480	$10,741

Note 5 – Inventories, net:

	December 31, 2012	June 30, 2013
	(In thousands)
Raw materials:
Security Products	$2,310	$2,720
Marine Components	943	1,206

Total raw materials	3,253	3,926

Work-in-process:
Security Products	5,458	5,783
Marine Components	444	512

Total work-in-process	5,902	6,295

Finished goods:
Security Products	1,578	1,597
Marine Components	490	439

Total finished goods	2,068	2,036

Total inventories, net	$11,223	$12,257

Note 6 – Other noncurrent assets:

	December 31, 2012	June 30, 2013
	(In thousands)

Assets held for sale	$1,965	$430
Other	154	80

Total other noncurrent assets	$2,119	$510

In the fourth quarter of 2012, we entered into an agreement to sell one of our facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 7 – Accounts payable and accrued liabilities:

	December 31, 2012	June 30, 2013
	(In thousands)

Accounts payable	$2,797	$2,710
Accrued liabilities:
Employee benefits	6,541	4,571
Customer tooling	282	624
Taxes other than on income	439	383
Insurance	305	233
Other	697	605

Total	$11,061	$9,126

Note 8 – Long-term debt:

	December 31, 2012	June 30, 2013
	(In thousands)

Note payable to TIMET Finance Management Company	$18,480	$17,980
Less current maturities	1,000	1,000

Total long-term debt	$17,480	$16,980

The average interest rate on the promissory note payable as of and for the six-month period ended June 30, 2013 was 1.3%. In July 2013, we prepaid the remaining outstanding principal amount of the note, plus accrued interest, without penalty.

Note 9 – Provision for income taxes:

	Six months ended June 30,
	2012	2013
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,228	$1,501
U.S. state income taxes and other, net	214	77

Total income tax expense	$1,442	$1,578

Note 10 – Financial instruments and fair value measurements:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2012		2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Cash and cash equivalents	$63,777	$63,777	$52,736	$52,736
Accounts receivable, net	8,480	8,480	10,741	10,741

Accounts payable	2,797	2,797	2,710	2,710
Long-term debt (including current maturities)	18,480	18,480	17,980	17,980

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable-rate long-term debt is deemed to approximate book value and is a Level 2 input.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges and throttle controls for the recreational marine and other industries through our Marine Components segment.

In December 2012, we completed the sale of our Furniture Components segment. See Note 2 to our Condensed Consolidated Financial Statements. Unless otherwise noted, the results of operations in management’s discussion and analysis is focused on our continuing operations.

We reported operating income of $2.9 million in the second quarter of 2013 compared to $2.2 million in the same period of 2012. Our operating income increased in the second quarter of 2013 primarily due to:

•	The positive impact of higher sales in 2013, primarily from an increase in Security Products postal market customer order rates; and

•	The positive impact of lower self-insured medical expenses in the second quarter of 2013.

We reported operating income of $4.4 million for the six month period ended June 30, 2013 compared to $3.7 million for the comparable period in 2012. Our operating income increased in the first six months of 2013 primarily due to the positive impact of higher demand for our Security Products segment’s postal products in 2013.

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

Results of Operations

	Three months ended June 30,
	2012	%	2013	%
	(Dollars in thousands)

Net sales	$22,147	100.0%	$24,039	100.0%
Cost of goods sold	15,638	70.6	16,429	68.3

Gross profit	6,509	29.4	7,610	31.7

Operating costs and expenses	4,351	19.6	4,667	19.4

Operating income	$2,158	9.7%	$2,943	12.2%

	Six months ended June 30,
	2012	%	2013	%
	(Dollars in thousands)

Net sales	$42,575	100.0%	$45,492	100.0%
Cost of goods sold	30,054	70.6	31,862	70.0

Gross profit	12,521	29.4	13,630	30.0

Operating costs and expenses	8,780	20.6	9,253	20.3

Operating income	$3,741	8.8%	$4,377	9.6%

Net sales. Net sales increased 9% in the second quarter of 2013 and 7% in the first six months of 2013 as compared to the respective periods in 2012. Net sales increased principally due to higher demand for postal products within the Security Products segment, and to a lesser extent from an increase in Marine Component sales outside of the high performance boat market through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased by approximately 2% in the second quarter of 2013 compared to the second quarter of 2012. As a result, gross profit and related margin increased over the same period. The increase in gross profit is primarily due to the improved cost efficiencies from higher sales and the impact of lower medical expenses in the second quarter of 2013 compared to 2012. Cost of goods sold as a percentage of sales decreased by approximately 1% for the first six months of 2013, primarily due to the improved efficiencies from higher sales. As a result, gross profit and related margin also increased over the same period.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. As a percentage of net sales, operating costs and expenses for the second quarter and first six months of 2013 are comparable to the same periods in 2012.

Operating income. As a percentage of net sales, operating income increased by approximately 2% for the second quarter of 2013, and increased by approximately 1% for the first six months of 2013. These increases were primarily impacted by the factors effecting cost of goods sold and gross profit noted above.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 9 to our Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended June 30,			Six months ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(Dollars in thousands)

Net sales:
Security Products	$19,248	$20,826	8%	$37,442	$39,800	6%
Marine Components	2,899	3,213	11%	5,133	5,692	11%

Total net sales	$22,147	$24,039	9%	$42,575	$45,492	7%

Gross profit:
Security Products	$5,912	$6,800	15%	$11,601	$12,439	7%
Marine Components	597	810	36%	920	1,191	29%

Total gross profit	$6,509	$7,610	17%	$12,521	$13,630	9%

Operating income:
Security Products	$3,669	$4,475	22%	$7,141	$7,667	7%
Marine Components	102	312	206%	(148)	202	236%
Corporate operating expense	(1,613)	(1,844)	(14%)	(3,252)	(3,492)	(7%)

Total operating income	$2,158	$2,943	36%	$3,741	$4,377	17%

Gross profit margin:
Security Products	31%	33%		31%	31%
Marine Components	21%	25%		18%	21%

Total gross profit margin	29%	32%		29%	30%

Operating income margin:
Security Products	19%	21%		19%	19%
Marine Components	4%	10%		(3%)	4%

Total operating income margin	10%	12%		9%	10%

Security Products. Security Products net sales increased 8% in the second quarter and 6% in the first six months of 2013 compared to the same periods last year. The increase in sales is primarily due to an increase in sales to postal market customers of $1.8 million and $3.1 million in the second quarter and six month period, respectively, due to an increase in the installation of postal boxes as the U.S. Postal Service transitions to more centralized delivery as part of their cost reduction initiatives.

Gross profit margin and operating income as a percentage of sales increased approximately 2% in the second quarter of 2013 compared to the same period in 2012 primarily due to improved cost efficiencies from higher sales and the impact of lower self-insured medical expenses of $184,000 in 2013, $156,000 of which impacted cost of goods sold and $28,000 of which impacted selling and administration expenses. Gross profit margin and operating income as a percentage of sales were comparable for the first six months of 2013 and 2012 due to lower 2013 second quarter medical costs that offset higher 2013 first quarter medical costs.

Marine Components. Marine Components net sales increased 11% for the second quarter and six month periods in 2013 compared to the same periods in the prior year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard towboat market and other non-high performance marine markets. Gross profit margin for the second quarter of 2013 increased 4% compared to the second quarter of 2012 and improved 3% for the six month period as compared to the prior year. Operating income margin increased for the second quarter and six month periods of 2013 by 6% and 7%, respectively, compared to the same periods in 2012 primarily due to increased leverage of fixed costs as a result of the higher sales.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a total increase in sales in the first half of 2013, this was the net result of sales growth in certain markets and flat or slightly down sales in other markets. As a result, we are uncertain as to the extent that total sales will continue to grow for the remainder of 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. The June 30, 2012 Consolidated Statement of Cash Flows has not been revised for discontinued operations. See Note 2 to our Condensed Consolidated Financial Statements.

Our net cash used by operating activities was $11.4 million for the first six months of 2013 as compared to $1.6 million of net cash provided by operating activities for the first six months of 2012. The net $13.0 million increase in cash used by operating activities is primarily due to the net effects of:

•

The negative impact of higher net cash paid for taxes in 2013 of $9.9 million for income taxes associated with our tax gain realized on the sale of our disposed operations recognized in the fourth quarter of 2012 and on the 2012 income of the disposed operations;

•

The negative impact of lower net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our continuing operations of $2.7 million in 2013.

•

The negative impact of net cash provided by operating activities attributable to our discontinued operations in 2012 of $1.7 million, (exclusive of the impact of cash paid for income taxes in 2012 attributable to our discontinued operations, as discussed above).

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

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2012 to June 30, 2013. Marine Components can experience greater variability in their average days sales outstanding due to their smaller size, however, their receivable balances are not significant. Overall, our June 30, 2013 days sales outstanding compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and June 30, 2012 numbers below.

Days Sales Outstanding:	December 31, 2011	June 30, 2012	December 31, 2012	June 30, 2013

Security Products	39 Days	41 Days	41 Days	42 Days
Marine Components	44 Days	33 Days	32 Days	31 Days
Consolidated CompX**	40 Days	40 Days	40 Days	41 Days

**	Excludes disposed operations. See Note 2 to our Condensed Consolidated Financial Statements.

As shown below, our total average number of days in inventory decreased from December 31, 2012 to June 30, 2013. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products. Our overall June 30, 2013 days in inventory compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and June 30, 2012 numbers below.

Days in Inventory:	December 31, 2011	June 30, 2012	December 31, 2012	June 30, 2013

Security Products	79 Days	64 Days	71 Days	66 Days
Marine Components	115 Days	80 Days	91 Days	82 Days
Consolidated CompX**	83 Days	66 Days	74 Days	68 Days

**	Excludes disposed operations. See Note 2 to the Condensed Consolidated Financial Statements.

Investing activities. Net cash provided by investing activities was $3.1 million in the first six months of 2013 compared to net cash used of $2.1 million in the first six months of 2012. The significant items impacting the increase in net cash provided by investing activities in 2013 over net cash used in 2012 are as follows:

During 2013,

•	We collected $3.0 million in principal payments on a note receivable; and

•	We received $1.6 million in net proceeds on the sale of an asset held for sale.

See Notes 2 and 6 to our Condensed Consolidated Financial Statements, respectively.

Financing activities. Net cash used in financing activities was $2.7 million in the first six months of 2013 compared to net cash used of $4.4 million in the first quarter of 2012. The change is primarily a result of the following items:

•

Aggregate dividends we paid in the first six months of 2013 were $928,000 lower as compared to the same period in 2012 as a result of reducing our regular quarterly dividend from $0.125 per share to $0.05 per share beginning in the second quarter of 2013; and

•	We paid $500,000 in principal repayments on long-term debt during the first six months of 2013 compared to $1.3 million paid in the first six months of 2012.

In July 2013, we prepaid the remaining outstanding principal amount of the long-term debt, plus accrued interest, without penalty. See Note 8 to our Condensed Consolidated Financial Statements.

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

We believe that cash generated from operations together with cash on hand, as well as, our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ materially from our expectations, our liquidity could be adversely affected.

Substantially all of the $52.7 million aggregate cash and cash equivalents at June 30, 2013 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2013 totaled $1.1 million. Our 2013 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain or improve our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2012 Annual Report (other than the prepayment of our outstanding long-term debt in July 2013, as discussed above), and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2012 Annual Report.

Recent accounting pronouncements –

Not applicable.

Critical accounting policies –

There have been no changes in the first six months of 2013 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 10 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to our 2012 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2013.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date:	August 6, 2013	By:	/s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller