Form 10-Q
period 2013-09-30
COMPX INTERNATIONAL INC
filed 2013-11-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Number of shares of common stock outstanding on October 31, 2013:

Class	A: 2,397,107

Class	B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2012	September 30, 2013
		(unaudited)
Current assets:
Cash and cash equivalents	$63,777	$36,591
Accounts receivable, net	8,480	10,676
Inventories, net	11,223	12,926
Deferred income taxes	2,691	2,691
Prepaid expenses and other	4,424	631
Total current assets	90,595	63,515
Other assets:
Goodwill	23,742	23,742
Other noncurrent	2,119	591
Total other assets	25,861	24,333
Property and equipment:
Land	4,928	4,928
Buildings	20,521	20,521
Equipment	58,603	57,019
Construction in progress	1,442	2,558
	85,494	85,026
Less accumulated depreciation	51,767	51,329
Net property and equipment	33,727	33,697
Total assets	$150,183	$121,545

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2012	September 30, 2013
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$1,000	$—
Accounts payable and accrued liabilities	11,061	10,244
Income taxes payable to affiliate	12,197	372
Other	203	6
Total current liabilities	24,461	10,622
Noncurrent liabilities:
Long-term debt	17,480	—
Deferred income taxes	6,182	6,924
Total noncurrent liabilities	23,662	6,924
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,203	55,265
Retained earnings	46,733	48,610
Total stockholders’ equity	102,060	103,999
Total liabilities and stockholders’ equity	$150,183	$121,545

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net sales	$21,281	$24,209	$63,856	$69,701
Cost of goods sold	14,971	16,695	45,025	48,557
Gross profit	6,310	7,514	18,831	21,144
Selling, general and administrative expense	4,270	4,537	13,050	13,790
Assets held for sale write-down	405	—	405	—
Operating income	1,635	2,977	5,376	7,354
Other non-operating income, net	—	5	—	32
Interest expense	(114)	(11)	(345)	(127)
Income from continuing operations before income taxes	1,521	2,971	5,031	7,259
Provision for income taxes	637	1,015	2,079	2,593
Income from continuing operations	884	1,956	2,952	4,666
Income from discontinued operations, net of tax	1,725	—	3,273	—
Net income	$2,609	$1,956	$6,225	$4,666
Basic and diluted income per common share:
Continuing operations	$.07	$.16	$.24	$.38
Discontinued operations	.14	—	.26	—
Net income	$.21	$.16	$.50	$.38
Cash dividends per share	$.125	$.050	$.375	$.225
Shares used in the calculation of basic and diluted income per share	12,392	12,397	12,389	12,394

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net income	$2,609	$1,956	$6,225	$4,666
Other comprehensive income, net of tax:
Currency translation adjustment	843	—	873	—
Impact from cash flow hedges, net	58	—	101	—
Total other comprehensive income, net	901	—	974	—
Total comprehensive income, net	$3,510	$1,956	$7,199	$4,666

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income	$6,225	$4,666
Depreciation and amortization	4,308	2,464
Deferred income taxes	1,988	742
Reversal of accrued contingent consideration	(778)	—
Assets held for sale write-down	405	—
Other, net	308	214
Change in assets and liabilities:
Accounts receivable, net	(2,924)	(2,161)
Inventories, net	338	(1,884)
Accounts payable and accrued liabilities	(1,932)	(820)
Accounts with affiliates	501	(11,825)
Income taxes	(1,433)	—
Other, net	(576)	738
Net cash provided by (used in) operating activities	6,430	(7,866)

Cash flows from investing activities:
Capital expenditures	(3,119)	(2,550)
Cash received on note receivable	—	3,034
Proceeds from sale of asset held for sale	—	1,559
Other, net	48	(94)
Net cash provided by (used in) investing activities	(3,071)	1,949

Cash flows from financing activities:
Dividends paid	(4,646)	(2,789)
Repayment of long-term debt	(1,750)	(18,480)
Other, net	(60)	—
Net cash used in financing activities	(6,456)	(21,269)

Cash and cash equivalents – net change from:
Operating, investing and financing activities	(3,097)	(27,186)
Currency translation	46	—
Cash and cash equivalents at beginning of period	10,081	63,777
Cash and cash equivalents at end of period	$7,030	$36,591
Supplemental disclosures – cash paid for:
Interest	$308	$222
Income taxes paid, net	3,478	13,675
Non-cash investing and financing activity – Accrual for capital expenditures, net	$546	$(198)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2013

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Class A	Class B
Balance at December 31, 2012	$24	$100	$55,203	$46,733	$102,060
Net income	—	—	—	4,666	4,666
Issuance of common stock	—	—	62	—	62
Cash dividends	—	—	—	(2,789)	(2,789)
Balance at September 30, 2013	$24	$100	$55,265	$48,610	$103,999

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2013. We manufacture and sell component products (security products and recreational marine components). At September 30, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) Contran Corporation (“Contran”) and one of its subsidiaries held an aggregate of approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of the companies and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013 (the “2012 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

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

Note 2 – Discontinued operations:

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment.

Selected financial data for the operations of the disposed Furniture Components segment is presented below:

	Three months ended September 30, 2012	Nine months ended September 30,2012
	(In thousands)
Net sales	$15,828	$46,382
Operating income	$2,710	$5,807
Other income, net	8	18
Interest expense	(25)	(96)
Income before income taxes	2,693	5,729
Income tax expense	968	2,456
Net income	$1,725	$3,273

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components segment were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our Consolidated Statements of Income for the interim periods ended September 30, 2012 to reflect the disposed operations as discontinued operations. We have not reclassified our September 30, 2012 Consolidated Statements of Cash Flows to reflect discontinued operations.

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

Note 3 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2013	2012	2013
	(In thousands)
Net sales:
Security Products	$18,873	$21,457	$56,315	$61,258
Marine Components	2,408	2,752	7,541	8,443
Total net sales	$21,281	$24,209	$63,856	$69,701

Operating income:
Security Products	$3,758	$4,578	$10,899	$12,245
Marine Components	(181)	(17)	(330)	185
Corporate operating expense	(1,942)	(1,584)	(5,193)	(5,076)
Total operating income	1,635	2,977	5,376	7,354
Other non-operating income, net	—	5	—	32
Interest expense	(114)	(11)	(345)	(127)
Income from continuing operations before income taxes	$1,521	$2,971	$5,031	$7,259

Intersegment sales are not material.

Corporate operating expenses include a write-down on assets held for sale of approximately $405,000 in the third quarter and first nine months of 2012.

Note 4 – Accounts receivable, net:

	December 31, 2012	September 30, 2013
	(In thousands)
Account receivable, net:
Security Products	$7,952	$9,629
Marine Components	744	1,186
Allowance for doubtful accounts	(216)	(139)
Total accounts receivable, net	$8,480	$10,676

Note 5 – Inventories, net:

	December 31, 2012	September 30, 2013
	(In thousands)
Raw materials:
Security Products	$2,310	$2,909
Marine Components	943	1,085
Total raw materials	3,253	3,994
Work-in-process:
Security Products	5,458	6,020
Marine Components	444	687
Total work-in-process	5,902	6,707
Finished goods:
Security Products	1,578	1,732
Marine Components	490	493
Total finished goods	2,068	2,225
Total inventories, net	$11,223	$12,926

Note 6 – Other noncurrent assets:

	December 31, 2012	September 30, 2013
	(In thousands)
Assets held for sale	$1,965	$529
Other	154	62
Total other noncurrent assets	$2,119	$591

In the fourth quarter of 2012, we entered into an agreement to sell one of our facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 7 – Accounts payable and accrued liabilities:

	December 31, 2012	September 30, 2013
	(In thousands)
Accounts payable	$2,797	$2,592
Accrued liabilities:
Employee benefits	6,541	5,656
Customer tooling	282	540
Taxes other than on income	439	544
Insurance	305	248
Other	697	664
Total	$11,061	$10,244

Note 8 – Long-term debt:

December 31, 2012
(In thousands)
Note payable to TIMET Finance Management Company	$18,480
Less current maturities	1,000
Total long-term debt	$17,480

In July 2013, we prepaid the remaining outstanding principal amount of the note, plus accrued interest, without penalty.  The average interest rate on the promissory note payable for the year-to-date period ended July 18, 2013 (the pay-off date) was 1.3%.

Note 9 – Provision for income taxes:

	Nine months ended September 30,
	2012	2013
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,761	$2,541
U.S. state income taxes and other, net	318	52
Total income tax expense	$2,079	$2,593

Note 10 – Financial instruments and fair value measurements:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2012		2013
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$63,777	$63,777	$36,591	$36,591
Accounts receivable, net	8,480	8,480	10,676	10,676
Accounts payable	2,797	2,797	2,592	2,592
Long-term debt (including current maturities)	18,480	18,480	—	—

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

We reported operating income of $3.0 million in the third quarter of 2013 compared to $1.6 million in the same period of 2012.  We reported operating income of $7.4 million for the nine month period ended September 30, 2013 compared to $5.4 million for the comparable period in 2012. Our operating income increased in the third quarter and for first nine months of 2013 primarily due to the positive impact of higher demand for our Security Products segment’s high security pin tumbler locks in 2013 and the asset held for sale write-down in the third quarter of 2012, partially offset by higher self-insured medical expenses in 2013.

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

Results of Operations

	Three months ended September 30,
	2012	%	2013	%
	(Dollars in thousands)
Net sales	$21,281	100%	$24,209	100%
Cost of goods sold	14,971	70	16,695	69
Gross profit	6,310	30	7,514	31
Operating costs and expenses	4,270	20	4,537	19
Assets held for sale write-down	405	2	—	—
Operating income	$1,635	8%	$2,977	12%

	Nine months ended September 30,
	2012	%	2013	%
	(Dollars in thousands)
Net sales	$63,856	100%	$69,701	100%
Cost of goods sold	45,025	71	48,557	70
Gross profit	18,831	29	21,144	30
Operating costs and expenses	13,050	20	13,790	20
Assets held for sale write-down	405	1	—	—
Operating income	$5,376	8%	$7,354	10%

Net sales. Net sales increased 14% in the third quarter of 2013 and 9% in the first nine months of 2013 as compared to the respective periods in 2012. Net sales increased principally due to higher demand for high security pin tumbler locks within the Security Products segment, and to a lesser extent from an increase in Marine Component sales outside of the high performance boat market through gains in market share.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased by approximately 1% in the third quarter and for the first nine months of 2013 compared to the respective periods in 2012.  As a result, gross profit and related margin increased over the same periods. The increase in gross profit is primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical expenses in 2013 as discussed below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. As a percentage of net sales, operating costs and expenses for the third quarter and first nine months of 2013 are comparable to the same periods in 2012.

Asset held for sale write-down.  During the third quarter of 2012, we recorded a write-down on assets held for sale totaling $405,000, based on updated independent appraisals of the property.

Operating income. As a percentage of net sales, operating income increased by approximately 4% for the third quarter of 2013, and increased by approximately 2% for the first nine months of 2013. These increases were primarily impacted by the factors effecting cost of goods sold and gross profit noted above and the asset held for sale write-down in the third quarter of 2012.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 9 to our Condensed Consolidated Financial Statements. Our current operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is their operating income.

	Three months ended September 30,			Nine months ended September 30,
	2012	2013	% Change	2012	2013	% Change

Net sales:
Security Products	$18,873	$21,457	14%	$56,315	$61,258	9%
Marine Components	2,408	2,752	14%	7,541	8,443	12%
Total net sales	$21,281	$24,209	14%	$63,856	$69,701	9%
Gross profit:
Security Products	$6,012	$7,037	17%	$17,613	$19,476	11%
Marine Components	298	477	60%	1,218	1,668	37%
Total gross profit	6,310	7,514	19%	$18,831	$21,144	12%
Operating income:
Security Products	$3,758	$4,578	22%	$10,899	$12,245	12%
Marine Components	(181)	(17)	91%	(330)	185	156%
Corporate operating expense	(1,942)	(1,584)	18%	(5,193)	(5,076)	2%
Total operating income	$1,635	$2,977	82%	$5,376	$7,354	37%
Gross profit margin:
Security Products	32%	33%		31%	32%
Marine Components	12%	17%		16%	20%
Total gross profit margin	30%	31%		29%	30%
Operating income margin:
Security Products	20%	21%		19%	20%
Marine Components	(8)%	(1)%		(4)%	2%
Total operating income margin	8%	12%		8%	10%

Security Products. Security Products net sales increased 14% in the third quarter and 9% in the first nine months of 2013 compared to the same periods last year. The increase in sales is primarily due to an increase in sales to certain high security pin tumbler lock customers of $2.2 million and $5.3 million in the third quarter and nine month period.  Growth of our Security Products segment was aided by our ongoing efforts to diversify our products and customers.

Gross profit margin and operating income as a percentage of sales increased approximately 1% in the third quarter and for the first nine months of 2013 compared to the same periods in 2012 primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured  medical expenses over both comparative periods.  Medical expense increased $142,000 in the third quarter of 2013 compared to the same period in 2012, $128,000 of which impacted cost of goods sold and $14,000 of which impacted selling and administration expenses.  For the nine month comparative period, medical expense increased $274,000 in 2013, $232,000 of which impacted cost of goods sold and $42,000 of which impacted selling and administration expenses.

Marine Components. Marine Components net sales increased 14% and 12% for the third quarter and nine month periods in 2013 compared to the same periods in the prior year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard towboat market and other non-high performance marine markets. Gross profit margin for the third quarter of 2013 increased 5% compared to the third quarter of 2012 and improved 4% for the nine month period as compared to the prior year. Operating income margin increased for the third quarter and nine month periods of 2013 by 7% and 6%, respectively, compared to the same periods in 2012.  The gross profit margin and the operating income margin increased primarily due to increased leverage of fixed costs as a result of the higher sales.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a total increase in sales in the first nine months of 2013, this was the net result of sales growth in certain markets and flat or slightly decreased sales in other markets. As a result, we are uncertain as to the extent that total sales will continue to grow for the remainder of 2013 and into 2014. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. The September 30, 2013 Consolidated Statement of Cash Flows has not been revised for discontinued operations. See Note 2 to our Condensed Consolidated Financial Statements.

Our net cash used by operating activities was $7.9 million for the first nine months of 2013 as compared to $6.4 million of net cash provided by operating activities for the first nine months of 2012. The net $14.3 million increase in cash used by operating activities is primarily due to the net effects of:

•

The negative impact of higher net cash paid for taxes in 2013 of $10.2 million for income taxes associated with our tax gain realized on the sale of our disposed operations recognized in the fourth quarter of 2012 and on the 2012 income of the disposed operations;

•

The negative impact of higher net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our continuing operations of $3.4 million in 2013; and

•

The negative impact of net cash provided by operating activities attributable to our discontinued operations in 2012 of $4.0 million, (exclusive of the impact of cash paid for income taxes in 2012 attributable to our discontinued operations, as discussed above).

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

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2012 to September 30, 2013. Marine Components can experience greater variability in their average days sales outstanding due to their smaller size, however, their receivable balances are not significant. Overall, our September 30, 2013 average days sales outstanding compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and September 30, 2012 numbers below.

Days Sales Outstanding:	December 31, 2011	September 30, 2012	December 31, 2012	September 30, 2013
Security Products	39 Days	41 Days	41 Days	40 Days
Marine Components	44 Days	37 Days	32 Days	37 Days
Consolidated CompX**	40 Days	41 Days	40 Days	40 Days

**	Excludes discontinued operations. See Note 2 to our Condensed Consolidated Financial Statements.

As shown below, our total average number of days in inventory decreased from December 31, 2012 to September 30, 2013. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products. Our overall September 30, 2013 average days in inventory compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and September 30, 2012 numbers below.

Days in Inventory:	December 31, 2011	September 30, 2012	December 31, 2012	September 30, 2013
Security Products	79 Days	67 Days	71 Days	67 Days
Marine Components	115 Days	87 Days	91 Days	91 Days
Consolidated CompX**	83 Days	69 Days	74 Days	70 Days

**	Excludes discontinued operations. See Note 2 to the Condensed Consolidated Financial Statements.

Investing activities. Net cash provided by investing activities was $1.9 million in the first nine months of 2013 compared to net cash used of $3.1 million in the first nine months of 2012. The significant items impacting the increase in net cash provided by investing activities in 2013 over net cash used in 2012 are as follows:

During 2013,

•	We collected $3.0 million in principal payments on a note receivable; and
•	We received $1.6 million in net proceeds on the sale of an asset held for sale.

See Notes 2 and 6 to our Condensed Consolidated Financial Statements, respectively.

Financing activities. Net cash used in financing activities was $21.3 million in the first nine months of 2013 compared to net cash used of $6.5 million in the first nine months of 2012. The change is primarily a result of the following items:

•

Aggregate dividends we paid in the first nine months of 2013 were $1.9 million lower as compared to the same period in 2012 as a result of reducing our regular quarterly dividend from $0.125 per share to $0.05 per share beginning in the second quarter of 2013; and

•

In the third quarter of 2013, we prepaid the remaining outstanding principal on our long-term debt, plus accrued interest, without penalty.  Debt repayments related to principal for the first nine months of 2013 totalled $18.5 million compared to $1.8 million in 2012.

See Note 8 to our Condensed Consolidated Financial Statements.

Future cash requirements—

Liquidity . Our primary source of liquidity on an on-going basis is our cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for capital expenditures, investment activities or reducing our outstanding stock and (iii) provide for the payment of dividends (if declared). From time-to-time, we will incur indebtedness, primarily to fund capital expenditures or business combinations. In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

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

All of the $36.6 million aggregate cash and cash equivalents at September 30, 2013 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2013 totaled $549,000. Our 2013 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain or improve our facilities and technology infrastructure.

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

Recent accounting pronouncements –

Not applicable.

Critical accounting policies –

There have been no changes in the first nine months of 2013 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the

Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to our 2012 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2013.

ITEM 6.	Exhibits.

Item No.	Exhibit Index
31.1*	Certification

31.2*	Certification

32.1*	Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

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

COMPX INTERNATIONAL INC. (Registrant)

Date:	November 5, 2013	By:	/s/ Darryl R. Halbert
Darryl R. Halbert
Vice President, Chief Financial Officer and Controller