Form 10-K
period 2013-12-31
COMPX INTERNATIONAL INC
filed 2014-03-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2013

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

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.2 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $16.9 million.

As of February 27, 2014, 2,397,107  shares of Class A common stock were outstanding.

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

At December 31, 2013, (i) NL Industries, Inc. (NYSE: NL) owned 87% of our outstanding common stock; (ii) Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock; and (iii) Contran Corporation and its subsidiaries own an aggregate of 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.    Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into in February 2014 by all of the voting stockholders of Contran, the size of the board of directors of Contran was fixed at five members, each of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons have the right to designate one of the five members of the Contran board and the other two members of the Contran board must consist of members of Contran management.   Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

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
•

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks); and

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

Manufacturing, Operations and Products

Security Products. Our Security Products segment, with one manufacturing facility in South Carolina and one in Illinois shared with Marine Components, manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

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

Our business segments operated three manufacturing facilities at December 31, 2013.  For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Marine Components
Mauldin, SC Grayslake, IL	Neenah, WI Grayslake, IL

Raw Materials

Our primary raw materials are:

•	zinc and brass (used in the Security Products segment for the manufacture of locking mechanisms); and
•	stainless steel (used primarily in the Marine Components segment for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 11% of our total cost of sales for 2013.

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

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which are believed to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 18 years at December 31, 2013.  Our major trademarks and brand names include:

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
SlamCAM®
RegulatoR®
CompXpress®
GEM®

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

In 2013, our ten largest customers, all customers of our Security Products segment, accounted for approximately 42% of our total sales.  San Mateo Postal Data and Harley Davidson accounted for approximately 13% and 12%, respectively, of total sales for the year ended December 31, 2013.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

Competition

The markets in which we participate are highly competitive.  We compete primarily on the basis of product design, including space utilization and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  We focus our efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer.  Our Security Products segment competes against a number of domestic and foreign manufacturers.  Our Marine Components segment competes with small domestic manufacturers and is minimally affected by foreign competitors.

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

Discontinued Operations

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash.  We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million) in the fourth quarter of 2012.  See Note 2 to the Consolidated Financial Statements.

Employees

As of December 31, 2013, we employed 506 people, all in the United States.  We believe our labor relations are good at all of our facilities.

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

Facility Name	Business Segment	Location	Size (square feet)	Products Produced/ Distributed
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000	Security products
Grayslake(1)	SP/MC	Grayslake, IL	120,000	Security products / marine products
Custom(2)	MC	Neenah, WI	95,000	Marine products
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500	Security products/ marine products

SP – Security Products business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE MKT (symbol: CIX).  As of February 27, 2014, there were approximately 16 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 27, 2014, the closing price per share of our Class A common stock was $11.70.

	High	Low	Dividends paid
Year ended December 31, 2012
First Quarter	$17.51	$13.85	$.125
Second Quarter	14.02	10.19	.125
Third Quarter	15.54	12.10	.125
Fourth Quarter	15.50	13.12	.125
Year ended December 31, 2013
First Quarter	$15.72	$12.65	$.125
Second Quarter	13.96	11.00	.05
Third Quarter	18.60	13.04	.05
Fourth Quarter	15.40	11.84	.05
January 1, 2014 through February 27, 2014	$14.95	$10.41	$-

We paid regular quarterly dividends of $.125 per share during 2012 and the first quarter of 2013. Beginning in the second quarter of 2013, we reduced our regular quarterly dividends to $.05 per share.  Following our December 2012 sale of our Furniture Components business, earnings and cash flow generated by operations is expected to be significantly lower than in prior periods.  As a result, our board of directors determined that reducing the quarterly dividend from $.125 per class A and class B share to $.05 per share was appropriate.  In February of 2014, our board of directors declared a first quarter 2014 dividend of $.05 per share, to be paid on March 18, 2014 to CompX stockholders of record as of March 10, 2014.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2008 through December 31, 2013.  The peer group index is comprised of The Eastern Company and Leggett & Platt Inc.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2008 and reinvestment of dividends.

	December 31,
	2008	2009	2010	2011	2012	2013
CompX International Inc.	$100	$155	$246	$327	$329	$330
Russell 2000 Index	100	127	161	155	180	$250
Peer Group	100	143	168	179	219	$258

Equity compensation plan information.  We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  See Note 11 to the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. 2009 was a 53-week year, all other years shown are 52-week years.

	Years ended December 31,
	2009	2010	2011	2012	2013
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$67.9	$76.1	$79.8	$83.2	$92.0
Gross profit	17.3	22.5	24.1	24.3	27.6
Operating income	0.7	5.9	6.4	5.4	9.3
Provision for income taxes	-	1.9	2.5	1.4	3.2

Income (loss) from continuing operations	$(0.4)	$3.4	$3.5	$3.5	$6.0
Discontinued operations, net of tax(1)	(1.6)	(0.4)	4.2	31.5	-
Net income (loss)	$(2.0)	$3.0	$7.7	$35.0	$6.0
Diluted Earnings Per Share Data:
Continuing operations	$(.03)	$.28	$.28	$.28	$.49
Discontinued operations	(.13)	(.03)	.34	2.54	-
Net income (loss)	$(.16)	$.25	$.62	$2.82	$.49

Cash dividends	$.50	$.50	$.50	$.50	$.275
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets	$55.1	$65.4	$47.4	$90.6	$63.6
Total assets	154.0	160.1	141.5	150.2	121.7
Current liabilities	14.6	20.1	18.8	24.5	10.1
Long-term debt and note payable, including current maturities	42.2	45.2	24.2	18.5	-
Stockholders’ equity	85.0	83.9	84.7	102.1	104.7
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$15.3	$13.0	$16.0	$13.8	$(4.1)
Investing activities	(2.1)	(17.1)	7.2	51.7	1.0
Financing activities	(7.1)	(3.2)	(26.7)	(12.0)	(21.9)

(1)  See Note 2 to the Consolidated Financial Statements. In 2012, we sold our Furniture Components segment for a net gain of $27.6 million which is included in discontinued operations.

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

In December 2012, we completed the sale of our Furniture Components segment for proceeds (net of expenses) of approximately $58.0 million in cash.  We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million) in the fourth quarter of 2012.  Our Furniture Components segment primarily sold products with lower average margins and higher commodity raw material content than other segments of our business.  We believe disposing of our Furniture Components segment has enabled us to focus more effort on continuing to develop the remaining portion of our business that we believe has greater opportunity for higher returns and with less volatility in the cost of commodity raw materials.  See Note 2 to the Consolidated Financial Statements.  Unless otherwise noted the results of operations in management’s discussion and analysis is focused on continuing operations.

Operating Income Overview

We reported operating income of $9.3 million in 2013 compared to operating income of $5.4 million in 2012 and $6.4 million in 2011.  The comparison between 2013 and 2012 was primarily impacted by:

•	the positive impact of higher demand for our Security Products segment’s high security pin tumbler locks in 2013;
•	the assets held for sale write-down in 2012; and
•	the negative impact of an increase in self-insured medical expenses in 2013.

The comparison between 2012 and 2011 was primarily impacted by:

•	the positive impact of higher sales in 2012 from an increase in customer order rates across most markets due to somewhat improved economic conditions in North America;
•	the negative impact of an increase in self-insured medical costs in 2012; and
•	the negative impact of an increase in general and administrative expenses in 2012.

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

Results of Operations - 2013 Compared to 2012 and 2012 Compared to 2011

	Years ended December 31,			%Change
	2011	2012	2013	2011-12	2012-13
	(Dollars in millions)
Net sales	$79.8	$83.2	$92.0	4%	11%
Cost of goods sold	55.7	58.9	64.4	6%	10%
Gross profit	24.1	24.3	27.6	1%	13%
Operating costs and expenses	16.6	17.7	18.3	7%	3%
Write-down and loss on disposal of assets held for sale	1.1	1.2	-	2%	100%
Operating income	$6.4	$5.4	$9.3	(16%)	72%
Percent of net sales:
Cost of goods sold	70%	71%	70%
Gross margin	30%	29%	30%
Operating costs and expenses	21%	21%	20%
Write-down and loss on disposal of assets held for sale	1%	1%	-%
Operating income	8%	7%	10%

Net Sales.  Net sales increased approximately $8.8 million in 2013 principally due to higher demand for high security pin tumbler locks within the Security Products segment, and to a lesser extent from an increase in Marine Component sales outside of the high performance boat market through gains in market share.  Relative changes in selling prices did not have a material impact on net sales comparisons.

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

Costs of Goods Sold and Gross Margin.  Cost of goods sold and gross profit both increased from 2012 to 2013 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold decreased 1% resulting in an increase in gross margin of 1% primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs in 2013 as discussed below.

Cost of goods sold and gross profit both increased from 2011 to 2012 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold increased 1% resulting in a decrease in gross margin of 1% primarily due to the net effects of the increase in sales partially offset by higher self-insured medical costs as discussed below.

Operating Costs and Expenses.  Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses increased in 2013 compared to 2012, and increased in 2012 as compared to 2011, as a result of increased administrative support costs relating to the higher sales.  Additionally, in 2012 we incurred higher costs relating to the assets held for sale.

Write-down and loss on disposal of assets held for sale.  We recorded write-downs on assets held for sale of $1.1 million and $1.2 million (including a $757,000 loss on disposal of assets held for sale) in 2011 and 2012, respectively, relating to certain facilities held for sale that were no longer in use.  The write-downs are included in corporate operating expense.  See Note 7 to the Consolidated Financial Statements.

Operating Income.  As a percentage of net sales, operating income increased by 3% in 2013 compared to 2012, and decreased by 1% in 2012 compared to 2011 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs, and write-down and loss on disposal of assets held for sale discussed above.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 44% of our cost of sales in 2013, with commodity related raw materials accounting for approximately 11% of our cost of sales.  Worldwide commodity raw material costs increased throughout 2011, although during 2012 and 2013 they were mostly stable.  We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which helps us to stabilize commodity related raw material purchase prices to a certain extent.  We enter into such arrangements for zinc and brass.  We expect commodity related raw material prices to moderately increase in 2014 in conjunction with higher demand as a result of the expected growth in the world wide economy.  These raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Interest income

Interest income was not significant in 2013 or 2012.  Interest income decreased in 2012 compared to 2011 primarily due to the maturity of our $15 million promissory note receivable in October 2011 and lower cash balances available for investment.  We expect our interest income to be insignificant in 2014.

Interest expense

Interest expense decreased in 2013 compared to 2012 due to the prepayment of the remaining outstanding principal amount of the note payable in July of 2013.  See Note 9 to the Consolidated Financial Statements.  Interest expense decreased in 2012 compared to 2011 as a result of the significant reduction in the principal balance of the note payable of $15.0 million in October of 2011 upon collection of the promissory note receivable discussed above.  The average interest rate on the note payable at December 31, 2011 and 2012 was 1.3% and 1.5%, respectively.  Our outstanding balance on the credit facility through October of 2012 was $2.0 million which was repaid in full in November of 2012 and terminated as of December 31, 2012.  During 2011, we averaged $2.4 million outstanding on our revolving credit facility (4.4% at December 31, 2011).  We expect our interest expense in 2014 to be insignificant.

Provision for income taxes

A tabular reconciliation between our effective income tax rate and the U.S. federal statutory income tax rate of 35% is included in Note 10 to the Consolidated Financial Statements.  As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate attributable to continuing operations increased from 29% in 2012 to 35% in 2013.  Our effective income tax rate attributable to continuing operations decreased from 42% in 2011 to 29% in

2012.  The changes in our effective income tax rate is primarily related to changes in our deferred income tax asset valuation allowance, which resulted in an expense of $341,000 in 2011 and a benefit of $317,000 and $102,000 in 2012 and 2013, respectively.  See Notes 10 and 13 to the Consolidated Financial Statements.  We currently expect our effective income tax rate for 2014 to be comparable to our effective income tax rate for 2013.

Discontinued operations

On December 28, 2012, we completed the sale of our Furniture Components segment to a competitor of that segment for proceeds (net of expenses) of approximately $58.0 million in cash.  We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million) in the fourth quarter of 2012.  See Note 2 to the Consolidated Financial Statements.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 3 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2011	2012	2013	2011 – 2012	2012 – 2013
	(In millions)
Net sales:
Security Products	$71.4	$73.7	$81.5	3%	11%
Marine Components	8.4	9.5	10.5	13%	11%
Total net sales	$79.8	$83.2	$92.0	4%	11%
Gross profit:
Security Products	$23.1	$23.0	$25.8	-	12%
Marine Components	1.0	1.3	1.8	31%	43%
Total gross profit	$24.1	$24.3	$27.6	1%	13%
Operating income (loss):
Security Products	$14.4	$14.1	$16.1	(2%)	14%
Marine Components	(1.2)	(0.8)	(0.1)	33%	82%
Corporate operating expenses	(6.8)	(7.9)	(6.7)	(18%)	16%
Total operating income	$6.4	$5.4	$9.3	(16%)	72%
Operating income (loss) margin:
Security Products	20%	19%	20%
Marine Components	(15%)	(9%)	(1%)
Total operating income margin	8%	7%	10%

Security Products.  Security Products net sales increased 11% to $81.5 million in 2013 compared to $73.7 million in 2012.  The increase in sales is primarily due to an increase in sales to certain high security pin tumbler lock customers of $7.6 million.  Growth of our Security Products segment was aided by our ongoing efforts to diversify our products and customers.  Gross margin and operating income percentages increased in 2013 compared to 2012 by one percentage point primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs of $598,000 in 2013, $507,000 of which impacted cost of goods sold and $91,000 of which impacted selling and administration expenses.

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

Marine Components.  Marine Components net sales increased 11% in 2013 as compared to 2012.  The increase was primarily the result of a $787,000 increase in sales to the ski/wakeboard boat market and other non-high performance marine markets.  As a percentage of net sales, gross margin and the operating loss percentage improved in 2013 compared to 2012 primarily due to increased leverage of fixed costs as a result of the higher sales.

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

Outlook

Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability.  While we experienced some increase in customer demand across most markets in 2013, it is uncertain the extent that sales will continue to grow during 2014.  While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing.  Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 11% of our total cost of goods sold.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage.  Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

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

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization expense decreased in 2013 compared to 2012 due principally to the disposal of our Furniture Components segment in December 2012.  The Consolidated Statements of Cash Flows for the years ended

December 31, 2011 and 2012 have not been revised for discontinued operations resulting from the sale of our Furniture Components segment.  Depreciation expense decreased in 2012 compared to 2011 due to lower capital expenditure requirements in recent years as well as the timing of certain assets that have become fully depreciated.  See Notes 1 and 2 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash used in operating activities was $4.1 million in 2013 compared to cash provided by operating activities of $13.8 million in 2012.  The $18.0 million decrease in cash provided by both continuing and discontinued operating activities is primarily the net result of:

•

The negative impact of higher net cash paid for taxes in 2013 of $10.2 million for income taxes associated with our tax gain realized on the sale of our disposed operations recognized in the fourth quarter of 2012 and on the 2012 income of the disposed operations;

•

The negative impact of net cash provided by operating activities attributable to our discontinued operations in 2012 of $9.8 million, (exclusive of the impact of cash paid for income taxes in 2012 attributable to our discontinued operations, as discussed above); and

•

The negative impact of higher net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our continuing operations of $1.7 million in 2013.

Cash flows from operating activities resulted in a net use of cash in 2013 due primarily to a cash payment for taxes of approximately $11.6 million related to the sale of our disposed operations which was paid in the first quarter of 2013.  Under GAAP, cash paid for income taxes on the disposal of a business unit is reported as a reduction of cash flows from operating activities, while the pre-tax proceeds from disposal are reported as a component of cash flows from investing activities.  Consequently, we expect to generate positive cash flows from operating activities in 2014.  In addition, the operating cash flow comparison for the year ended December 31, 2013 was negatively impacted by the sale, since the operating cash flows of the disposed operations are included in our total cash flows from operating activities in 2012, through the December 2012 date of sale.  See Note 2 to the Consolidated Financial Statements.

Cash provided by operating activities was $13.8 million in 2012 compared to $16.0 million in 2011.  The $2.1 million decrease in cash provided by both continuing and discontinued operating activities is primarily the net result of:

•

The negative impact of lower operating income in 2012 attributable to continuing operations of approximately $1.0 million, and lower operating income attributable to discontinued operations of $1.7 million;

•	The positive impact of higher net cash provided by relative changes in our inventories, receivables, payables and non-tax related accruals of $2.2 million in 2012;
•	The positive impact of lower cash paid for income taxes in 2012 of approximately $1.9 million; and
•	The positive impact of lower cash paid for interest in 2012 of $1.2 million due to the timing of interest payments discussed in Note 9 to the Consolidated Financial Statements.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2012 to December 31, 2013 primarily as a result of the timing of sales and collections in the last month of 2013 as compared to 2012.  Marine Components experienced greater variability in their average days sales outstanding, however their receivable balances are not significant.  For comparative purposes, we have provided 2011 numbers below.

Days Sales Outstanding:	December 31, 2011	December 31, 2012	December 31, 2013
Security Products	39 Days	41 Days	35 Days
Furniture Components*	38 Days	41 Days	N/A
Marine Components	44 Days	32 Days	35 Days
Total	39 Days	40 Days	35 Days
*	Denotes disposed operations. See Note 2 to the Consolidated Financial Statements.

As shown below, our average number of days in inventory increased from December 31, 2012 to December 31, 2013 primarily as a result of the increase in Marine Components average number of days in inventory relating to a more intentional build up of inventory in 2013 in advance of the 2014 boating season.  The variability in days in inventory among our segments primarily relates to the complexity of the production processes and therefore the length of time it takes to produce end products.  As a result, our overall December 31, 2013 days in inventory compared to December 31, 2012 is in line with our expectations.  For comparative purposes, we have provided 2011 numbers below.

Days in Inventory:	December 31 2011	December 31, 2012	December 31, 2013
Security Products	79 Days	71 Days	71 Days
Furniture Components*	59 Days	66 Days	N/A
Marine Components	114 Days	91 Days	110 Days
Total	71 Days	71 Days	76 Days
*	Denotes disposed operations. See Note 2 to the Consolidated Financial Statements.

Investing activities.  Net cash provided by investing activities totaled $7.2 million, $51.7 million and $1.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.  The significant items impacting cash provided by investing activities for the noted periods are as follows:

During 2013,

•	we collected $3.0 million in principal payments on a note receivable; and
•	we received $1.6 million in net proceeds on the sale of assets held for sale.

See Notes 2 and 7 to the Consolidated Financial Statements, respectively.

During 2012,

•	we sold our Furniture Components segment for net proceeds of $58.0 million less cash of the disposed operations of $5.4 million, and
•	we received $3.6 million in net proceeds on the sale of assets held for sale which were previously classified as assets held for sale.

See Notes 2 and 7 to the Consolidated Financial Statements, respectively.

During 2011,

•	we received the $15.0 million principal amount due to us under our promissory note receivable, and
•	we acquired a Furniture Components segment business for $4.8 million.

Capital expenditures for 2014 are estimated at approximately $3.2 million compared to capital expenditures of $3.2 million in 2011, $4.5 million in 2012 and $3.5 million in 2013.  Capital expenditures for 2011 and 2012 include amounts attributable to our disposed operations.  See Note 3 to our Consolidated Financial Statements.  Approximately $590,000 and $838,000 of our 2012 and 2013 capital expenditures, respectively, relates to the implementation of a new manufacturing and accounting system for our Security Products and Marine Components segments that was implemented in January of 2014.  Our capital expenditures over all three years were primarily related to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital spending for 2014 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure.

In February 2010, we entered into an unsecured demand promissory note with NL whereby we agreed to loan NL up to $8 million.  In December 2012, this promissory note was amended whereby we agreed to loan NL up to $40 million.  No amounts were outstanding as of December 31, 2011, 2012, and 2013.  See Note 12 to the Consolidated Financial Statements.

In May 2010, for our investment purposes we purchased from NL for $15.0 million in cash a note receivable dated October 15, 2008 in the original principal amount of $15.0 million initially payable to NL by a third party.  We received the full $15.0 million in principal in October 2011.

Financing activities.  Net cash used by financing activities totaled $26.7 million, $12.0 million and $21.9 million in 2011, 2012 and 2013, respectively.  These amounts were primarily impacted by the following items:

During 2013,

•	we prepaid the remaining outstanding principal on our long-term debt, plus accrued interest, without penalty; debt repayments related to principal for 2013 totalled $18.5 million.

See Note 9 to the Consolidated Financial Statements.

During 2012,

•	we repaid $2.0 million that was outstanding under our credit facility at December 31, 2011,
•	we repaid $3.8 million in principal payments on our note payable.

During 2011,

•	we repaid $3.0 million that was outstanding under our credit facility at December 31, 2010,
•	we borrowed $5.3 million in connection with our acquisition of a Furniture Components segment business and subsequently repaid $2.9 million during 2011, and
•	we repaid $20 million in principal payments on our note payable.

Cash dividends paid totaled $6.2 million ($.50 per share) in each of 2011 and 2012 and $3.4 million ($.275 per share) in 2013.  Beginning in the second quarter of 2013, we reduced  our regular quarterly dividend from $.125 per share to $.05 per share.  Following our December 2012 sale of our Furniture Components business, earnings and cash flow generated by operations is expected to be significantly lower than in prior periods.  As a result our board of directors determined that reducing the quarterly dividend from $.125 per class A and class B share to $.05 per share was appropriate.  See Note 11 to the Consolidated Financial Statements.

At December 31, 2011, there was approximately $2.0 million outstanding under our revolving bank credit facility.  In January 2012, we amended and restated the facility to, among other things, decrease the size of the facility to $30 million.  The $2.0 million outstanding at December 31, 2011 was repaid in the fourth quarter of 2012 prior to the completion of the disposal of our Furniture Components segment, at which time we terminated the credit facility.  See Note 2 to the Consolidated Financial Statements.

Off balance sheet financing arrangements.  Other than certain operating leases discussed in Note 13 to the Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

We believe cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for the next twelve months and our long term obligations for the next five years.  To the extent that actual operating results or other developments differ materially from our expectations, our liquidity could be adversely affected.

All of our $38.8 million aggregate cash and cash equivalents at December 31, 2013, was held in the U.S.

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

Contractual obligations.  As more fully described in the notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 13 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2013 by the type and date of payment.

	Payments due by period
	Total	2014	2015–2016	2017–2018	2019 and after
	(In thousands)
Operating leases	$256	$116	$140	$-	$-
Purchase obligations	16,329	16,329	-	-	-
Income taxes	345	345	-	-	-
Fixed asset acquisitions	422	422	-	-	-
Total contractual cash obligations	$17,352	$17,212	$140	$-	$-

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2013, which is assumed to be paid during 2014.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Commitments and contingencies.  See Note 13 to the Consolidated Financial Statements.

Recent accounting pronouncements.  Not applicable.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2013.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our goodwill at December 31, 2013 is related to our Security Products segment.  In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, which provided new guidance on testing goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that its fair value of the reporting unit is less than its carrying amount.  We adopted this accounting standard in the third quarter of 2013.

Considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

No goodwill impairment was deemed to exist as a result of our annual impairment review completed during the third quarter of 2013, as based on our qualitative assessment, a quantitative assessment was not required for 2013.  See Notes 1 and 6 to the Consolidated Financial Statements.

•

Long lived assets – We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and out estimates of the current fair value of the asset.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

As a result of continued losses in the Marine Components segment, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2013.  We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 85% below our expectations for each of the Custom Marine and Livorsi Marine reporting units), it is reasonably likely we would conclude an impairment was present.  At December 31, 2013, the net asset carrying values of Custom Marine and Livorsi Marine were $3.4 million and $2.8 million, respectively.  No other long-

lived assets in our other reporting unit were tested for impairment during 2013 because there were no circumstances indicating an impairment might exist.
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

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions is nil for each of 2012 and 2013.

•

Accruals – We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with the contingencies become probable, and we can reasonably estimate the amounts of the future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and, therefore, a corresponding decrease or increase of our reported net income in the period of such change.)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in raw materials prices.

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

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and Darryl R. Halbert, our Vice President, Chief Financial Officer and Controller, have evaluated our disclosure controls and procedures as of December 31, 2013.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2013.  Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (commonly referred to as the “1992 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting.  There has been no change to our system of internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our system of internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2013 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

10.2*

CompX International Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13905) filed on March 6, 2013.

10.3

Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of December 1, 2012 - incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13905) filed on March 6, 2013.

10.4

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

10.5

$50,000,000 Credit Agreement between the Registrant and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 4,2010 (File No. 1-13905.)

Item No.	Exhibit Item (continued)

10.6

First Amendment to Credit Agreement dated as of October 16, 2007 among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 22, 2007 (File No. 1-13905).

10.7

Second Amendment to Credit Agreement dated as of January 15, 2009 among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 21, 2009 (File No. 1-13905).

10.8

Third Amendment to Credit Agreement dated as of September 21, 2009 by and among the Registrant, CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.9

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

10.10

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

10.11

Amended and Restated Credit Agreement dated as of January 13, 2012 between CompX International Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 17, 2012 (File No. 1-13905).

10.12	Credit Agreement Termination Letter dated December 29, 2012 – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 4, 2013 (File No. 1-13905).

10.13**	Fourth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2013 payable to the order of the Registrant and executed by the Registrant and NL Industries, Inc.

10.14

Securities Purchase Agreement by and among CompX International Inc., CompX Asia Holding Corporation, Knape & Vogt Canada Inc. and GSlide Corporation dated December 28, 2012 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2013 (File No. 1-13905).

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

Item No.	Exhibit Item (continued)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 5, 2014	By:	/s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve L. Watson	Chairman of the Board	March 5, 2014
Steve L. Watson

/s/ David A. Bowers	Vice Chairman of the	March 5, 2014
David A. Bowers	Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Darryl R. Halbert	Vice President,	March 5, 2014
Darryl R. Halbert	Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Norman S. Edelcup	Director	March 5, 2014
Norman S. Edelcup

/s/ Loretta J. Feehan	Director	March 5, 2014
Loretta J. Feehan

/s/ Edward J. Hardin	Director	March 5, 2014
Edward J. Hardin

/s/ Ann Manix	Director	March 5, 2014
Ann Manix

/s/ Bobby D. O’Brien	Director	March 5, 2014
Bobby D. O’Brien

/s/ George E. Poston	Director	March 5, 2014
George E. Poston

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2014

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2012	2013

Current assets:
Cash and cash equivalents	$63,777	$38,753
Accounts receivable	8,480	8,534
Inventories	11,223	13,235
Deferred income taxes	2,691	2,493
Prepaid expenses and other	4,424	596

Total current assets	90,595	63,611

Other assets:
Goodwill	23,742	23,742
Other noncurrent	2,119	573

Total other assets	25,861	24,315

Property and equipment:
Land	4,928	4,928
Buildings	20,521	20,523
Equipment	58,603	57,799
Construction in progress	1,442	2,588
	85,494	85,838

Less accumulated depreciation	51,767	52,086

Net property and equipment	33,727	33,752

Total assets	$150,183	$121,678

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2012	2013

Current liabilities:
Current maturities of note payable	$1,000	$-
Accounts payable and accrued liabilities	11,061	9,705
Income taxes payable to affiliates	12,197	339
Other	203	6

Total current liabilities	24,461	10,050

Noncurrent liabilities:
Long-term debt	17,480	-
Deferred income taxes	6,182	6,900

Total noncurrent liabilities	23,662	6,900

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 2,392,107 and
2,397,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value;
10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,203	55,265
Retained earnings	46,733	49,339

Total stockholders' equity	102,060	104,728

Total liabilities and stockholders’ equity	$150,183	$121,678

Commitments and contingencies (Note 13)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2011	2012	2013

Net sales	$79,815	$83,196	$92,045
Cost of goods sold	55,708	58,869	64,471

Gross profit	24,107	24,327	27,574

Selling, general and administrative expense	16,560	17,747	18,246
Write-down and loss on disposal of assets
held for sale	1,135	1,162	-

Operating income	6,412	5,418	9,328

Interest income	358	-	40
Interest expense	(722)	(479)	(127)

Income from continuing operations before
income taxes	6,048	4,939	9,241

Provision for income taxes	2,544	1,415	3,226

Income from continuing operations	3,504	3,524	6,015

Discontinued operations, net of tax:
Income from operations	4,169	3,800	-
Gain on disposal of discontinued operations	-	27,637	-

Net income	$7,673	$34,961	$6,015

Basic and diluted earnings per common share:
Continuing operations	$0.28	$0.28	$0.49
Discontinued operations:
Income from operations	0.34	0.31	-
Gain on disposal of discontinued operations	-	2.23	-

Net income	$0.62	$2.82	$0.49

Cash dividends per share	$0.50	$0.50	$0.275

Basic and diluted weighted average
shares outstanding	12,382	12,390	12,395

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2011	2012	2013

Net income	$7,673	$34,961	$6,015

Other comprehensive income (loss), net of tax:
Currency translation adjustment:
Arising during the year	(813)	1,203	-
Less reclassification adjustment for
amount included in gain on disposal
(See Note 2)	-	(12,693)	-
	(813)	(11,490)	-

Impact from cash flow hedges, net	4	(4)	-

Total other comprehensive loss, net	(809)	(11,494)	-

Comprehensive income	$6,864	$23,467	$6,015

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2012	2013

Cash flows from operating activities:
Net income	$7,673	$34,961	$6,015
Gain on disposal	-	(29,550)	-
Depreciation and amortization	6,778	5,772	3,270
Deferred income taxes	1,981	(7,713)	916
Reversal of accrued contingent consideration	-	(778)	-
Provision for inventory reserves	255	454	228
Write-down and loss on disposal of assets
held for sale	1,135	1,162	-
Other, net	357	39	21
Change in assets and liabilities:
Accounts receivable, net	518	(640)	(12)
Inventories, net	(439)	174	(2,240)
Accounts payable and accrued liabilities	(1,810)	948	(1,245)
Accounts with affiliates	(839)	12,200	(11,857)
Income taxes	471	(1,444)	-
Other, net	(108)	(1,762)	774

Net cash provided by (used in) operating activities	15,972	13,823	(4,130)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	-	58,027	-
Cash of disposed operations	-	(5,426)	-
Capital expenditures	(3,195)	(4,477)	(3,501)
Cash collected on promissory notes receivable	15,000	-	3,034
Proceeds from sale of assets held for sale	-	3,555	1,559
Proceeds from sale of fixed assets	184	48	5
Acquisition, net of cash acquired	(4,752)	-	-
Other	-	-	(102)

Net cash provided by investing activities	7,237	51,727	995

Cash flows from financing activities:
Borrowings under long-term debt	5,294	-	-
Repayment of long-term debt	(25,898)	(5,756)	(18,480)
Dividends paid	(6,192)	(6,195)	(3,409)
Other, net	62	(79)	-

Net cash used in financing activities	(26,734)	(12,030)	(21,889)

Net increase (decrease)	$(3,525)	$53,520	$(25,024)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2011	2012	2013

Cash and cash equivalents -
Net increase (decrease) from:
Operating, investing and financing activities	$(3,525)	$53,520	$(25,024)
Effect of exchange rate on cash	(313)	176	-
Balance at beginning of year	13,919	10,081	63,777

Balance at end of year	$10,081	$63,777	$38,753

Supplemental disclosures:
Cash paid for:
Interest	$1,611	$439	$222
Income taxes	5,822	3,966	14,167

Noncash investing and financing activities -
Accrual for capital expenditures, net	$178	$484	$(313)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2011, 2012 and 2013

(In thousands)

					Accumulated other
			Additional		comprehensive income		Total
	Common stock		paid-in	Retained	Currency	Hedging	stockholders'
	Class A	Class B	capital	earnings	translation	derivatives	equity

Balance at December 31, 2010	$24	$100	$54,982	$16,486	$12,303	$-	$83,895

Net income	-	-	-	7,673	-	-	7,673
Other comprehensive income	-	-	-	-	(813)	4	(809)
Cash dividends	-	-	-	(6,192)	-	-	(6,192)
Issuance of common stock and other, net	-	-	143	-	-	-	143

Balance at December 31, 2011	24	100	55,125	17,967	11,490	4	84,710

Net income	-	-	-	34,961	-	-	34,961
Other comprehensive income	-	-	-	-	(11,490)	(4)	(11,494)
Cash dividends	-	-	-	(6,195)	-	-	(6,195)
Issuance of common stock and other, net	-	-	78	-	-	-	78

Balance at December 31, 2012	24	100	55,203	46,733	-	-	102,060

Net income	-	-	-	6,015	-	-	6,015
Cash dividends	-	-	-	(3,409)	-	-	(3,409)
Issuance of common stock and other, net	-	-	62	-	-	-	62

Balance at December 31, 2013	$24	$100	$55,265	$49,339	$-	$-	$104,728

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2013.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2013, (i) Valhi, Inc. owns approximately 83% of NL’s outstanding common stock and (ii) Contran Corporation and its subsidiaries own an aggregate of 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.    Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into in February 2014 by all of the voting stockholders of Contran, the size of the board of directors of Contran was fixed at five members, each of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons have the right to designate one of the five members of the Contran board and the other two members of the Contran board must consist of members of Contran management.   Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2011, 2012, and 2013 consisted of 52 weeks.

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

Sales are stated net of price, early payment and distributor discounts and volume rebates.  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue producing activities (such as sales and use taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs related to continuing operations were not significant in 2011, 2012 or 2013.

Goodwill.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight line method over their estimated lives and state them net of accumulated amortization.  We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable.  In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, which provided new guidance on testing goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that its fair value of the reporting unit is less than its carrying amount. We adopted this accounting standard in the third quarter of 2013.  See Note 6.

Property and equipment; depreciation expense.  We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense related to continuing operations was $3.5 million in 2011, $3.1 million in 2012, and $3.2 million in 2013.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense related to continuing operations approximated $1.7 million in 2011, $1.8 million in 2012 and $2.0 million in 2013.

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

Derivatives and hedging activities.  We recognize derivatives as either an asset or liability measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative. In December 2012, we sold our Furniture Components segment, which was our only segment that utilized derivatives from time to time.  See Note 2.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran.  Under certain circumstances, such tax elections could require Contran to treat items differently than we would on a stand alone basis, and in such instances GAAP requires us to conform to Contran’s tax election.  We made net cash payments for income taxes to NL of $3.7 million in 2011, $1.2 million in 2012, and $14.1 million in 2013.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including undistributed earnings of foreign subsidiaries that are not permanently reinvested.  In December 2012, we sold our Furniture Components segment, which comprised all of our non-U.S. operating subsidiaries.  See Note 2.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.  See Note 10.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil in each of 2012 and 2013.

Earnings per share. Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 9,200 in 2011.  There were no outstanding stock options during 2012 or 2013.

Note 2 – Discontinued operations:

In December 2012, we completed the sale of our Furniture Components segment for proceeds (net of expenses) of approximately $58.0 million in cash.  We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million).  Such pre-tax gain includes income of $12.7 million associated with the reclassification out of accumulated other comprehensive income related to foreign currency translation.  The income taxes associated with the pre-tax gain on disposal is significantly less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized in part because such benefit did not meet the “more-likely-than-not” recognition criteria and in part because we have not previously elected to claim a credit with respect to foreign income taxes paid because our tax elections are consistent with the elections of Contran and Contran had not previously elected to claim a credit.  Our Furniture Components segment primarily sold products with lower average margins and higher commodity raw material content than other segments of our business.  We believe disposing of our furniture components segment has enabled us to focus more effort on continuing to develop the remaining portion of our business that we believe has greater opportunity for higher returns and with less volatility in the cost of commodity raw materials.

Selected financial data for the operations of the disposed Furniture Components segment is presented below:

	Years ended December 31,
	2011	2012
	(In thousands)
Net sales	$59,021	$60,722
Operating income	$9,061	$7,364
Other income, net	66	25
Interest expense	(82)	(105)
Income before income taxes	9,045	7,284
Income tax expense	(4,876)	(3,484)
Net income	$4,169	$3,800

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components segment were eliminated from the 2012 Consolidated Balance Sheet at the date of sale.  We have reclassified our Consolidated Statements of Income to reflect the disposed operations as discontinued operations for all periods presented.  We have not reclassified our December 31, 2011 or 2012 Consolidated Statements of Cash Flows to reflect discontinued operations.

In conjunction with the sale of our Furniture Components segment, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component subsidiary.  We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds.  Based on the legal form of how we completed the disposal transaction, our interest in such land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to us by our former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party.  The proceeds from the sale of the land were required to be used to settle the note receivable.  In 2013 an agreement was entered into with a third party to sell the land for $3.0 million, all of which was received during 2013. The note receivable was classified as part of prepaids and other current assets in our Consolidated Balance Sheet at December 31, 2012.

Note 3 – Business and geographic segments:

Our operating segments are defined as components of our continuing operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2013, we had two operating segments – Security Products and Marine Components.  In December 2012, we sold our Furniture Components segment.  See Note 2.

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

Segment assets are comprised of all assets attributable to the reportable segments.  Corporate assets are not attributable to the operating segments and consist primarily of cash (including cash generated from the sale of disposed operations in December 2012), cash equivalents, notes receivable and assets held for sale.  See Note 7. For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer, and property and equipment are attributable to their physical location. Intersegment sales are not material.

	Years ended December 31,
	2011		2012		2013
	(In thousands)
Net sales:
Security Products	$71,397		$73,715		$81,510
Marine Components	8,418		9,481		10,535
Total	$79,815		$83,196		$92,045
Operating income (loss):
Security Products	$14,361		$14,143		$16,142
Marine Components	(1,223)		(819)		(148)
Corporate	(6,726	)(a)	(7,906	)(a)	(6,666)
Total operating income	6,412		5,418		9,328
Other non-operating income, net	358		-		40
Interest expense	(722)		(479)		(127)
Income from continuing operations before income taxes	$6,048		$4,939		$9,241
(a)	Corporate operating expenses include write-downs and loss on the disposal of certain assets held for sale of $1.1 in 2011 and $1.2 million in 2012. See Note 7.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Depreciation and amortization:
Security Products	$2,976	$2,618	$2,460
Furniture Components*	2,853	2,404	-
Marine Components	907	687	741
Corporate	42	63	69
Total	$6,778	$5,772	$3,270
Capital expenditures:
Security Products	$1,714	$2,029	$3,171
Furniture Components*	1,333	1,721	-
Marine Components	112	713	310
Corporate	36	14	20
Total	$3,195	$4,477	$3,501

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Net sales point of destination:
United States	$75,594	$78,268	$87,307
Canada	1,982	2,194	2,195
Mexico	1,060	1,249	1,129
Other	1,179	1,485	1,414
Total	$79,815	$83,196	$92,045
Total assets:
Security Products	$69,185	$69,143	$69,918
Furniture Components*	50,174	-	-
Marine Components	10,531	9,689	9,782
Corporate and eliminations	11,636	71,351	41,978
Total	$141,526	$150,183	$121,678
Net property and equipment:
United States	$33,704	$33,727	$33,752
Canada*	9,681	-	-
Taiwan*	7,742	-	-
Total	$51,127	$33,727	$33,752
*	Denotes disposed operations. See Note 2.

Note 4 – Accounts receivable, net:

	December 31, 2012	December 31, 2013
	(In thousands)
Account receivable, net:
Security Products	$7,952	$7,813
Marine Components	744	849
Allowance for doubtful accounts	(216)	(128)
Total accounts receivable, net	$8,480	$8,534

Note 5 – Inventories:

	December 31,
	2012	2013
	(In thousands)
Raw materials:
Security Products	$2,310	$2,565
Marine Components	943	1,000
Total raw materials	3,253	3,565
Work-in-process:
Security Products	5,458	5,992
Marine Components	444	704
Total work-in-process	5,902	6,696
Finished goods:
Security Products	1,578	2,349
Marine Components	490	625
Total finished goods	2,068	2,974
Total inventories, net	$11,223	$13,235

Note 6 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which correspond to our operating segments.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  Prior to 2013, we used a quantitative assessment in determining the estimated fair value of the reporting units, using appropriate valuation techniques such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  In 2013 we adopted the guidance in ASU No. 2011-08 for testing goodwill for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on our qualitative assessment, a quantitative assessment was not required for 2013.

In 2011, 2012 and 2013, goodwill for all applicable reporting units was tested for impairment only in the third quarter of each year in connection with our annual testing date.  No impairment was indicated as part of our annual reviews of goodwill.  In 2008, we recorded a $9.9 million goodwill impairment in our Marine Components segment.  Our gross goodwill at December 31, 2013 is $33.6 million.

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

	Security Products	Furniture Components	Total
	(In millions)
Balance at December 31, 2010	$23.7	$7.7	$31.4
Goodwill acquired during the year	-	3.1	3.1
Changes in currency exchange rates	-	(0.3)	(0.3)
Balance at December 31, 2011	23.7	10.5	34.2
Sale of disposed operations	-	(10.8)	(10.8)
Changes in currency exchange rates	-	0.3	0.3
Balance at December 31, 2012 and 2013	$23.7	$-	$23.7

Note 7 – Other noncurrent:

	December 31,
	2012	2013
	(In thousands)
Assets held for sale	$1,965	532
Other	154	41
Total other noncurrent assets	$2,119	$573

Prior to 2012, our assets held for sale consisted of two facilities (land, building, and building improvements) and certain unimproved land, all of which were formerly used in our operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  During 2012 we obtained updated independent appraisals of the significant assets.  Based on these appraisals, we recognized a write-down in the third quarter of $405,000 to reduce the carrying value of the assets to their estimated fair value less cost to sell.  Subsequently we sold one of the facilities in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $757,000 in 2012.  At December 31, 2012 our assets held for sale consisted of the remaining facility and the unimproved land.  In 2013 we sold the remaining facility for net proceeds of $1.6 million, which approximated the carrying value of the assets as of the date of the sale.  At December 31, 2013 our assets held for sale consisted only of the unimproved land.

We also recognized an asset held for sale write-down of $1.1 million in 2011 related to these properties, associated with obtaining updated appraisals on the properties.  These appraisals represent a Level 2 input as defined by ASC 820-10-35.

The write-downs on assets held for sale in 2011 and 2012 and loss on the sale of the facility are included in corporate operating expense. See Note 3.

Note 8 – Accounts payable and accrued liabilities:

	December 31,
	2012	2013
	(In thousands)
Accounts payable	$2,797	$1,452
Accrued liabilities:
Employee benefits	6,541	6,788
Customer tooling	282	388
Taxes other than on income	439	378
Insurance	305	243
Professional	189	86
Other	508	370
Total	$11,061	$9,705

Note 9 – Long-term Debt:

	December 31,
	2012	2013
	(In thousands)
Note payable to Timet Finance Management Company	$18,480	$-
Less current maturities	1,000	-
Total long-term debt	$17,480	$-

Note payable to Timet Finance Management Company.  Prior to 2011, we purchased and/or cancelled certain shares of our Class A common stock from Timet Finance Management Company (“TFMC”) a former affiliate.  We paid for the shares acquired in the form of a promissory note which, as amended, bore interest at LIBOR plus 1%  and provided for quarterly principal repayments of $250,000, with the balance due at maturity in September 2014.  The promissory note was prepayable, in whole or in part, at any time at our option without penalty.  In July of 2013, we prepaid the remaining outstanding principal amount of the note, plus accrued interest, without penalty.  We had net repayments on the note payable of $20 million in 2011 (including $15.0 million of repayments using cash we received upon collection of our promissory note receivable discussed in Note 12), $3.8 million in 2012 and $18.5 million in 2013 (including the amount paid upon final payment).  The average interest rate on the promissory note payable was 1.3% in 2011, 1.5%  in 2012 and 1.3% for the year-to-date period ended July 18, 2013 (the pay-off date).  We recognized interest expense of approximately $464,000 in 2011, $303,000 in 2012, and $127,000 in 2013 on this promissory note.

Note 10 – Income taxes:

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

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Provision for income taxes:
Currently payable	$2,677	$1,633	$2,310
Deferred income tax expense (benefit)	(133)	(218)	916
Total	$2,544	$1,415	$3,226
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$2,117	$1,729	$3,234
State income taxes and other, net	337	173	294
Tax credits	(251)	(170)	(200)
Valuation allowance	341	(317)	(102)
Total	$2,544	$1,415	$3,226
Comprehensive provision for income tax allocable to:
Income from continuing operations	$2,544	$1,415	$3,226
Discontinued operations	4,876	5,397	-
Total	$7,420	$6,812	$3,226

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2012	2013
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$953	$932
Property and equipment	(3,775)	(4,348)
Accrued liabilities and other deductible differences	304	63
Accrued employee benefits	1,484	1,513
Tax loss and credit carryforwards	130	28
Goodwill	(2,374)	(2,559)
Other taxable differences	(87)	(12)
Valuation allowance	(126)	(24)
Total	$(3,491)	$(4,407)
Net current deferred tax assets	2,691	2,493
Net noncurrent deferred tax liabilities	(6,182)	(6,900)
Total	$(3,491)	$(4,407)

Our tax loss and credit carryforwards at December 31, 2012 and 2013 relate to carryforwards in various U.S. state jurisdictions.  At December 31, 2013, we had approximately $294,000 of state net operating loss carryforwards which will expire in 2023.  At December 31, 2012 and 2013, we concluded that the benefit associated with a portion of our U.S. state net operating losses do not meet the more-likely-than-not recognition criteria, accordingly we have recognized a deferred income tax asset valuation allowance of $126,000 and $24,000 at

December 31, 2012 and 2013, respectively, with respect to such carryforwards.  Our provision for income taxes attributable to continuing operations includes an expense of $341,000 in 2011 and a benefit of $317,000 and $102,000 in 2012 and 2013, respectively, related to changes in such valuation allowance.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Prior to 2012, we also filed income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2010 are generally considered closed to examination by applicable tax authorities.

Note 11 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2010	2,375,307	10,000,000
Issued	10,800	-
Balance at December 31, 2011	2,386,107	10,000,000
Issued	6,000	-
Balance at December 31, 2012	2,392,107	10,000,000
Issued	5,000	-
Balance at December 31, 2013	2,397,107	10,000,000

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

Share repurchases and cancellations.  Prior to 2011, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2011, 2012 or 2013 and at December 31, 2013, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2013, 195,000 shares were available for award under this plan.

Dividends.  In May 2013, our board of directors reduced our regular quarterly dividend from $0.125 per share to $0.05 per share, effective with our second quarter 2013 dividend.  Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

Note 12 – Related party transactions:

We may be deemed to be controlled by Ms. Lisa Simmons, Ms. Connelly, and Ms Annette Simmons.  See Note 1. Corporations that may be deemed to be controlled by or affiliated with these individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL whereby we agreed to loan NL up to $8.0 million.  In December 2012, this promissory note was amended whereby we agreed to loan NL up to $40 million.  As amended, our loans to NL will bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2015 (and in any event no later than December 31, 2015), with interest payable quarterly.  The principal amount we lend to NL at any time is at our discretion. We made no loans to NL during 2011, 2012 or 2013.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.4 million in 2011, $3.7 million in 2012 and $3.9 million in 2013.  This agreement is renewed annually, and we expect to pay $3.0 million under the ISA during 2014.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.3 million in 2011, $1.2 million in 2012 and $1.0 million in 2013.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2014.

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

Note 13 – Commitments and contingencies:

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our continuing operations accounted for approximately 39% of sales in 2011, 38% in 2012, and 42% in 2013.  San Mateo Postal Data, a customer of the Security Products segment, accounted for 13% of total sales in 2013.  Harley Davidson, also a customer of the Security Products segment, accounted for approximately 13%, in 2011 and 12% in each of 2012 and 2013.

Rent expense related to continuing operations was not significant in 2011, 2012 or 2013 and at December 31, 2013, future minimum rentals under noncancellable operating leases are also not significant.

Note 14 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2012		2013
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$63,777	$63,777	$38,753	$38,753
Accounts receivable, net	8,480	8,480	8,534	8,534
Accounts payable	2,797	2,797	1,452	1,452
Variable rate long-term debt – (including current maturities)	18,480	18,480	-	-

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our variable-rate long-term debt is deemed to approximate book value.  The fair value of our long-term debt is a Level 2 inputs as defined by ASC Topic 820-10-35.

Note 15 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30		Dec. 31
	(In millions, except per share amounts)
2012:
Net sales	$20.4	$22.2	$21.3		$19.3
Gross profit	6.0	6.5	6.3		5.5
Operating income	1.6	2.2	1.6	(a)	-	(b)
Income from continuing operations	$0.9	$1.2	$0.8		$0.6
Discontinued operations	0.6	0.9	1.8		28.1	(c)
Net income	$1.5	$2.1	$2.6		$28.7
Basic and diluted earnings per share:
Continuing operations	$.07	$.10	$.07		$.05
Discontinued operations	.05	.07	.14		2.27
	$.12	$.17	$.21		$2.32
2013:
Net sales	$21.5	$24.0	$24.2		$22.3
Gross profit	6.0	7.6	7.5		6.5
Operating income	1.4	2.9	3.0		2.0
Net income	0.9	1.8	2.0		1.3

Basic and diluted earnings per share:	$.07	$.15	$.16		$.11

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.

(a)	Includes a $405,000 write-down on assets held for sale. See Note 7.
(b)	Includes a $757,000 loss on disposal of assets held for sale. See Note 7.
(c)	Includes a net gain on the sale of our Furniture Components segment of $27.6 million. See Note 2.