Form 10-Q
period 2014-03-31
COMPX INTERNATIONAL INC
filed 2014-05-08
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Number of shares of common stock outstanding on May 5, 2014:

Class A: 2,397,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$38,753	$35,049
Accounts receivable, net	8,534	12,717
Inventories, net	13,235	15,131
Deferred income taxes	2,493	2,493
Prepaid expenses and other	596	479
Total current assets	63,611	65,869
Other assets:
Goodwill	23,742	23,742
Other noncurrent	573	553
Total other assets	24,315	24,295
Property and equipment:
Land	4,928	4,928
Buildings	20,523	20,523
Equipment	57,799	59,983
Construction in progress	2,588	1,140
	85,838	86,574
Less accumulated depreciation	52,086	52,946
Net property and equipment	33,752	33,628
Total assets	$121,678	$123,792

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2014
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$9,705	$9,485
Income taxes payable to affiliates	339	1,222
Other	6	14
Total current liabilities	10,050	10,721
Noncurrent liabilities:
Deferred income taxes	6,900	6,822
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,265	55,265
Retained earnings	49,339	50,860
Total stockholders' equity	104,728	106,249
Total liabilities and stockholders’ equity	$121,678	$123,792

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2013	2014
	(unaudited)
Net sales	$21,453	$25,781
Cost of goods sold	15,433	18,032
Gross profit	6,020	7,749
Selling, general and administrative expense	4,586	4,461
Operating income	1,434	3,288
Interest income	16	5
Interest expense	(59)	—
Income before taxes	1,391	3,293
Provision for income taxes	496	1,153
Net income	$895	$2,140

Basic and diluted net income per common share	$0.07	$0.17

Cash dividends per share	$0.125	$0.05

Basic and diluted weighted average shares outstanding	12,392	12,397

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income	$895	$2,140
Depreciation and amortization	835	879
Deferred income taxes	90	(78)
Other, net	68	85
Change in assets and liabilities:
Accounts receivable, net	(1,047)	(4,194)
Inventories, net	(734)	(1,970)
Accounts payable and accrued liabilities	(3,100)	(207)
Accounts with affiliates	(11,791)	882
Income taxes	(2)	8
Other, net	146	117
Net cash used in operating activities	(14,640)	(2,338)
Cash flows from investing activities:
Capital expenditures	(663)	(747)
Cash collected on note receivable	1,828	—
Proceeds from sale of assets held for sale	1,559	—
Proceeds from sale of fixed assets	2	—
Net cash provided by (used in) investing activities	2,726	(747)
Cash flows from financing activities:
Dividends paid	(1,549)	(619)
Repayment of long-term debt	(250)	—
Other, net	—	—
Net cash used in financing activities	(1,799)	(619)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(13,713)	(3,704)
Balance at beginning of year	63,777	38,753
Balance at end of year	$50,064	$35,049
Supplemental disclosures - cash paid for:
Interest	$95	$-
Income taxes	12,199	341
Noncash investing and financing activities:
Accrual for capital expenditures	$(233)	$(12)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2014

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2013	$24	$100	$55,265	$49,339	$104,728
Net income	—	—	—	2,140	2,140
Cash dividends	—	—	—	(619)	(619)
Balance at March 31, 2014	$24	$100	$55,265	$50,860	$106,249

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2014. We manufacture and sell component products (security products and recreational marine components). At March 31, 2014, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (“Contran”) held an aggregate of approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014 (the “2013 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2013	2014
	(In thousands)
Net sales:
Security Products	$18,974	$22,964
Marine Components	2,479	2,817
Total net sales	$21,453	$25,781

Operating income:
Security Products	$3,193	$4,699
Marine Components	(110)	(16)
Corporate operating expenses	(1,649)	(1,395)
Total operating income	1,434	3,288
Interest income	16	5
Interest expense	(59)	-
Income before taxes	$1,391	$3,293

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2013	2014
	(In thousands)
Accounts receivable, net:
Security Products	$7,813	$11,544
Marine Components	849	1,312
Allowance for doubtful accounts	(128)	(139)

Total accounts receivable, net	$8,534	$12,717

Note 4 – Inventories, net:

	December 31,	March 31,
	2013	2014
	(In thousands)
Raw materials:
Security Products	$2,565	$2,320
Marine Components	1,000	504
Total raw materials	3,565	2,824
Work-in-process:
Security Products	5,992	8,342
Marine Components	704	1,245
Total work-in-process	6,696	9,587
Finished goods:
Security Products	2,349	1,751
Marine Components	625	969
Total finished goods	2,974	2,720
Total inventories, net	$13,235	$15,131

Note 5 – Other noncurrent assets:

	December 31,	March 31,
	2013	2014
	(In thousands)
Assets held for sale	$532	$532
Other	41	21
Total other noncurrent assets	$573	$553

Note 6 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2013	2014
	(In thousands)
Accounts payable	$1,452	$4,264
Accrued liabilities:
Employee benefits	6,788	3,541
Customer tooling	388	359
Taxes other than on income	378	448
Insurance	243	238
Professional	86	235
Other	370	400
Total accounts payable and accrued liabilities	$9,705	$9,485

Note 7 – Provision for income taxes:

	Three months ended
	March 31,
	2013	2014
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$487	$1,153
State income taxes and other, net	9	—
Total income tax expense	$496	$1,153

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2013		2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$38,753	$38,753	$35,049	$35,049
Accounts receivable, net	8,534	8,534	12,717	12,717
Accounts payable	1,452	1,452	4,264	4,264

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We reported operating income of $3.3 million in the first quarter of 2014 compared to $1.4 million in the same period of 2013.  Our operating income increased in 2014 primarily due to the positive impact of higher sales in 2014, primarily from an increase in Security Products sales to existing customers as well as increased market penetration in electronic locks.

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

Results of Operations

	Three months ended March 31,
	2013	%	2014	%
	(Dollars in thousands)
Net sales	$21,453	100.0%	$25,781	100.0%
Cost of goods sold	15,433	71.9	18,032	69.9
Gross profit	6,020	28.1	7,749	30.1
Operating costs and expenses	4,586	21.4	4,461	17.3
Operating income	$1,434	6.7%	$3,288	12.8%

Net sales. Net sales increased $4.3 million in the first quarter of 2014 compared to the same period of 2013, led by strong demand within Security Products, including new products for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased by 2% in the first quarter of 2014 compared to the same period in 2013. As a result, gross profit and related margin increased over the same period. The increase in gross profit is primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand for our products.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses decreased slightly in the first quarter of 2014 as compared to the same period in 2013 due to reduced administrative personnel costs.

Operating income. As a percentage of net sales, operating income increased by 6% in 2014 compared to 2013 and was primarily impacted by the factors impacting gross margin and operating costs and expenses above.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended March 31,		%
	2013	2014	Change
	(In thousands)
Net sales:
Security Products	$18,974	$22,964	21%
Marine Components	2,479	2,817	14%
Total net sales	$21,453	$25,781	20%
Gross profit:
Security Products	$5,638	$7,254	29%
Marine Components	382	495	30%
Total gross profit	$6,020	$7,749	29%
Operating income:
Security Products	$3,193	$4,699	47%
Marine Components	(110)	(16)	85%
Corporate operating expenses	(1,649)	(1,395)	15%
Total operating income	$1,434	$3,288	129%

Security Products. Security Products net sales increased 21% in the first quarter of 2014 compared to the same period last year. The increase in sales is primarily due to an increase of approximately $1.6 million in sales of new products for an existing customer, $1.0 million to transportation market customers as a result of general improvement in demand, and $900,000 to electronic lock customers in 2014 due to two special project installations.  Gross margin increased approximately 2 percentage points on net sales in the first quarter of 2014 compared to the same period in 2013 primarily due to improved coverage of fixed manufacturing costs over increased production volumes.  Additionally, operating costs and expenses increased only slightly from the first quarter of 2013.  As a result, operating income as a percentage of net sales for the Security Products segment increased 4 percentage points for the first quarter of 2014 compared to the first quarter of 2013.

Marine Components. Marine Components net sales increased 14% in the first quarter of 2014 as compared to the same period last year. The increase in sales is primarily due to gains in market share for products sold to the performance boat and ski/wakeboard marine markets. Gross margin and operating loss percentage improved in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increased leverage of fixed costs as a result of higher volumes.

Outlook.

While the robust demand for our products experienced in the first quarter does not reflect our expectation for full year sales trends due to the impact of one-time projects and seasonal influences for some of our larger customers, we believe that the overall demand signals are currently positive in various markets we serve.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  And while we cannot attribute current sales levels to perceptible growth in the overall North American economy, we do believe that the markets we serve are benefitting from improved stability in general economic conditions. As in prior periods, we will continue to monitor sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

Volatility in the costs of commodity raw materials is expected to continue. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 11% of our total cost of goods sold. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

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

Our net cash used by operating activities for the first three months of 2014 decreased by $12.3 million as compared to the first three months of 2013 primarily due to the net effects of:

—

The positive impact of lower net cash paid for taxes in 2014 of $11.9 million primarily related to the previously-reported payment of income taxes in 2013 associated with the gain on sale of our disposed operations ($11.6 million) recognized in the fourth quarter of 2012;  and

—

The negative impact of higher net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our operations of $1.5 million in 2014, primarily related to relatively higher account receivable and inventory balances in 2014 (as discussed below).

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2013 to March 31, 2014 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.   Overall, our March 31, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations. For comparative purposes, we have provided December 31, 2012 and March 31, 2013 numbers below.

Days Sales Outstanding:	December 31, 2012	March 31, 2013	December 31, 2013	March 31, 2014
Security Products	41 Days	42 Days	35 Days	45 Days
Marine Components	32 Days	30 Days	35 Days	41 Days
Consolidated CompX	40 Days	40 Days	35 Days	45 Days

As shown below, our total average number of days in inventory was comparable from December 31, 2013 to March 31, 2014 and is in line with our expectations.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2012 and March 31, 2013 numbers below.

Days in Inventory:	December 31, 2012	March 31, 2013	December 31, 2013	March 31, 2014
Security Products	71 Days	67 Days	71 Days	72 Days
Marine Components	91 Days	91 Days	110 Days	107 Days
Consolidated CompX	74 Days	70 Days	76 Days	76 Days

Investing activities. Net cash used in investing activities was $747,000 in the first quarter of 2014 compared to net cash provided of $2.7 million in the first quarter of 2013.  Our capital expenditures in the first quarter of 2014 were $747,000, slightly higher as compared to $663,000 in the first quarter of 2013.  In addition, during 2013:

—	We collected $1.8 million in principal payments on a note receivable; and
—	We received $1.6 million in net proceeds on the sale of an asset held for sale.

Financing activities. Net cash used in financing activities was $619,000 in the first quarter of 2014 compared to net cash used of $1.8 million in the first quarter of 2013. The change is primarily a result of the following items:

—

Aggregate dividends we paid in the first quarter of 2014 were approximately $930,000 lower as compared to the same period in 2013 as a result of reducing our regular quarterly dividend from $0.125 per share to $0.05 per share beginning in the second quarter of 2013; and

—	A principal repayment of $250,000 on long term debt during the first quarter of 2013.

Future cash requirements –

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

All of the $35.0 million aggregate cash and cash equivalents at March 31, 2014 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2014 totaled $628,000.  Our 2014 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2013 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2013 Annual Report.

Recent accounting pronouncements –

Not applicable.

Critical accounting policies –

There have been no changes in the first quarter of 2014 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report.

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

—	Future demand for our products,
—

Changes in our raw material and other operating costs (such as zinc, brass and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

—	Price and product competition from low-cost manufacturing sources (such as China),
—	The impact of pricing and production decisions,
—	Customer and competitor strategies including substitute products,
—	Uncertainties associated with the development of new product features,
—	Future litigation,

—	Potential difficulties in integrating future acquisitions,
—	Decisions to sell operating assets other than in the ordinary course of business,
—	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
—	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
—	The impact of current or future government regulations (including employee healthcare benefit related regulations),
—	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems,
—	General global economic and political conditions that introduce instability into the U.S. economy (such as changes in the level of gross domestic product in various regions of the world),
—

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks); and

—	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2013 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2013 Annual Report. See also Note 8 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

—	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

—

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting.  During the first quarter of 2014, we implemented a new enterprise resource planning system covering financial, production and logistics processes.  We believe we have maintained appropriate internal control over financial reporting during the implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2013 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2014.

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

COMPX INTERNATIONAL INC.
(Registrant)
Date:	May 7, 2014	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller