Form 10-Q
period 2014-06-30
COMPX INTERNATIONAL INC
filed 2014-08-07
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

Number of shares of common stock outstanding on August 1, 2014:

Class A: 2,404,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$38,753	$37,591
Accounts receivable, net	8,534	12,281
Inventories, net	13,235	15,875
Deferred income taxes	2,493	2,493
Prepaid expenses and other	596	462
Total current assets	63,611	68,702
Other assets:
Goodwill	23,742	23,742
Other noncurrent	573	549
Total other assets	24,315	24,291
Property and equipment:
Land	4,928	4,928
Buildings	20,523	20,714
Equipment	57,799	61,091
Construction in progress	2,588	598
	85,838	87,331
Less accumulated depreciation	52,086	53,805
Net property and equipment	33,752	33,526
Total assets	$121,678	$126,519

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2014
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$9,705	$10,906
Income taxes payable to affiliates	339	702
Other	6	8
Total current liabilities	10,050	11,616
Noncurrent liabilities:
Deferred income taxes	6,900	6,642
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,265	55,342
Retained earnings	49,339	52,795
Total stockholders' equity	104,728	108,261
Total liabilities and stockholders’ equity	$121,678	$126,519

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)
Net sales	$24,039	$26,848	$45,492	$52,629
Cost of goods sold	16,429	18,235	31,862	36,267
Gross profit	7,610	8,613	13,630	16,362
Selling, general and administrative expense	4,667	4,701	9,253	9,162
Operating income	2,943	3,912	4,377	7,200
Interest income	11	7	27	12
Interest expense	(58)	—	(117)	—
Income before taxes	2,896	3,919	4,287	7,212
Provision for income taxes	1,082	1,363	1,578	2,516
Net income	$1,814	$2,556	$2,709	$4,696

Basic and diluted net income per common share	$0.15	$0.21	$0.22	$0.38

Cash dividends per share	$0.050	$0.050	$0.175	$0.100

Basic and diluted weighted average shares outstanding	12,394	12,400	12,393	12,398

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income	$2,709	$4,696
Depreciation and amortization	1,657	1,744
Deferred income taxes	530	(258)
Other, net	163	298
Change in assets and liabilities:
Accounts receivable, net	(2,239)	(3,795)
Inventories, net	(1,154)	(2,784)
Accounts payable and accrued liabilities	(1,976)	1,303
Accounts with affiliates	(12,037)	362
Income taxes	(1)	2
Other, net	895	134
Net cash provided by (used in) operating activities	(11,453)	1,702
Cash flows from investing activities:
Capital expenditures	(1,514)	(1,624)
Cash collected on note receivable	3,034	—
Proceeds from sale of assets held for sale	1,559	—
Proceeds from sale of fixed assets	2	—
Net cash provided by (used in) investing activities	3,081	(1,624)
Cash flows from financing activities:
Dividends paid	(2,169)	(1,240)
Repayment of long-term debt	(500)	—
Net cash used in financing activities	(2,669)	(1,240)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(11,041)	(1,162)
Balance at beginning of year	63,777	38,753
Balance at end of year	$52,736	$37,591
Supplemental disclosures - cash paid for:
Interest	$155	$—
Income taxes	13,086	2,410

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2014

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2013	$24	$100	$55,265	$49,339	$104,728
Net income	—	—	—	4,696	4,696
Issuance of common stock	—	—	77	—	77
Cash dividends	—	—	—	(1,240)	(1,240)
Balance at June 30, 2014	$24	$100	$55,342	$52,795	$108,261

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2014. We manufacture and sell component products (security products and recreational marine components). At June 30, 2014, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (“Contran”) held an aggregate of approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014 (the “2013 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Net sales:
Security Products	$20,826	$23,045	$39,800	$46,009
Marine Components	3,213	3,803	5,692	6,620
Total net sales	$24,039	$26,848	$45,492	$52,629

Operating income:
Security Products	$4,475	$4,842	$7,667	$9,542
Marine Components	312	521	202	505
Corporate operating expenses	(1,844)	(1,451)	(3,492)	(2,847)
Total operating income	2,943	3,912	4,377	7,200
Interest income	11	7	27	12
Interest expense	(58)	—	(117)	—
Income before taxes	$2,896	$3,919	$4,287	$7,212

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2013	2014
	(In thousands)
Accounts receivable, net:
Security Products	$7,813	$10,891
Marine Components	849	1,566
Allowance for doubtful accounts	(128)	(176)

Total accounts receivable, net	$8,534	$12,281

Note 4 – Inventories, net:

	December 31,	June 30,
	2013	2014
	(In thousands)
Raw materials:
Security Products	$2,565	$2,544
Marine Components	1,000	613
Total raw materials	3,565	3,157
Work-in-process:
Security Products	5,992	8,610
Marine Components	704	1,411
Total work-in-process	6,696	10,021
Finished goods:
Security Products	2,349	1,905
Marine Components	625	792
Total finished goods	2,974	2,697
Total inventories, net	$13,235	$15,875

Note 5 – Other noncurrent assets:

	December 31,	June 30,
	2013	2014
	(In thousands)
Assets held for sale	$532	$532
Other	41	17
Total other noncurrent assets	$573	$549

Note 6 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2013	2014
	(In thousands)
Accounts payable	$1,452	$4,196
Accrued liabilities:
Employee benefits	6,788	5,073
Customer tooling	388	460
Taxes other than on income	378	393
Insurance	243	226
Sales rebates	45	138
Professional	86	81
Other	325	339
Total accounts payable and accrued liabilities	$9,705	$10,906

Note 7 – Provision for income taxes:

	Six months ended
	June 30,
	2013	2014
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,501	$2,524
State income taxes and other, net	77	(8)
Total income tax expense	$1,578	$2,516

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2013		2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$38,753	$38,753	$37,591	$37,591
Accounts receivable, net	8,534	8,534	12,281	12,281
Accounts payable	1,452	1,452	4,196	4,196

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Recent Accounting Pronouncements:

In May 2014, FASB issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning in the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

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

We reported operating income of $3.9 million in the second quarter of 2014 compared to $2.9 million in the same period of 2013.  We reported operating income of $7.2 million for the six month period ended June 30, 2014 compared to $4.4 million for the comparable period in 2013.  Our operating income increased for the quarter and for the six month period in 2014 due to the positive impact of higher sales in 2014, primarily from an increase in Security Products sales to certain existing customers as well as increased market penetration in electronic locks.

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

Results of Operations

	Three months ended
	June 30,
	2013	%	2014	%
	(unaudited)

Net sales	$24,039	100.0%	$26,848	100.0%
Cost of goods sold	16,429	68.3%	18,235	67.9%
Gross profit	7,610	31.7%	8,613	32.1%
Operating costs and expenses	4,667	19.4%	4,701	17.5%
Operating income	$2,943	12.2%	$3,912	14.6%

	Six months ended
	June 30,
	2013	%	2014	%
	(unaudited)

Net sales	$45,492	100.0%	$52,629	100.0%
Cost of goods sold	31,862	70.0%	36,267	68.9%
Gross profit	13,630	30.0%	16,362	31.1%
Operating costs and expenses	9,253	20.3%	9,162	17.4%
Operating income	$4,377	9.6%	$7,200	13.7%

Net sales. Net sales increased $2.8 million in the second quarter of 2014 and $7.1 million in the first six months of 2014 compared to the respective periods in 2013, led by strong demand within Security Products, including new products for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit.  As a percentage of net sales, cost of goods sold for the second quarter of 2014 is comparable to the second quarter of 2013 as improved coverage of fixed manufacturing costs over increased production volumes was offset by the impact of higher medical expenses in the second quarter of 2014.  As a result, gross profit margin was comparable over the same period, while gross profit increased by $1.0 million on the higher sales.  Cost of goods sold as a percentage of sales decreased by 1% for the first six months of 2014, primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand for our products, partially offset by higher second quarter medical expenses as mentioned above.  As a result, gross profit and related margin increased over the same period.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment. Operating costs and expenses for the second quarter of 2014 are comparable to the same period in 2013 and decreased slightly in the first six months of 2014 as compared to the same period in 2013 due to reduced corporate administrative personnel costs offset in the second quarter of 2014 by increased administrative personnel costs for Security Products.

Operating income. As a percentage of net sales, operating income increased by approximately 2% for the second quarter of 2014, and increased by approximately 4% for the first six months of 2014.  These increases were primarily impacted by the factors impacting gross margin and operating costs and expenses above.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	% Change	2013	2014	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$20,826	$23,045	11%	$39,800	$46,009	16%
Marine Components	3,213	3,803	18%	5,692	6,620	16%
Total net sales	$24,039	$26,848	12%	$45,492	$52,629	16%
Gross profit:
Security Products	$6,800	$7,573	11%	$12,439	$14,827	19%
Marine Components	810	1,040	28%	1,191	1,535	29%
Total gross profit	$7,610	$8,613	13%	$13,630	$16,362	20%
Operating income:
Security Products	$4,475	$4,842	8%	$7,667	$9,542	24%
Marine Components	312	521	67%	202	505	150%
Corporate operating expenses	(1,844)	(1,451)	21%	(3,492)	(2,847)	18%
Total operating income	$2,943	$3,912	33%	$4,377	$7,200	64%
Gross profit margin:
Security Products	33%	33%		31%	32%
Marine Components	25%	27%		21%	23%
Total gross profit margin	32%	32%		30%	31%
Operating income margin:
Security Products	21%	21%		19%	21%
Marine Components	10%	14%		4%	8%
Total operating income margin	12%	15%		10%	14%

Security Products. Security Products net sales increased 11% in the second quarter and 16% in the first six months of 2014 compared to the same periods last year.  The increase in sales for the second quarter and six month period is primarily due to increases of approximately $1.3 million and $2.9 million, respectively, in sales of new products for an existing customer, $1.3 million and $2.3 million, respectively, to transportation market customers as a result of general improvement in seasonal demand, and $400,000 and $1.3 million, respectively, to electronic lock customers in 2014 due to two significant project installations.

Gross profit margin for the second quarter of 2014 was comparable to the same period in 2013 primarily due to improved coverage of fixed manufacturing costs over increased production volumes offset by the impact of an increase of $360,000 in medical expenses in the second quarter of 2014.  Operating costs and expenses in the second quarter of 2014 increased approximately $410,000 as compared to the second quarter of 2013, primarily as a result of an increase in administrative personnel and benefits costs during the second quarter.  As a result, Security Products operating income as a percentage of net sales for the second quarter of 2014 was comparable to the second quarter of 2013.  Gross profit margin for the first six months of 2014 increased 1 percentage point on net sales due to fixed manufacturing costs over increased production volumes partially offset by the second quarter increase in medical expenses discussed above.  Additionally, operating costs and expenses for the first six months of 2014 increased approximately

$515,000, primarily as a result of the increase in administrative personnel and benefits costs during the second quarter of 2014.  Security Products operating income as a percentage of net sales increased 2 percentage points for the first six months of 2014 compared to the first six months of 2013 primarily as a result of factors impacting gross profit partially offset by increased operating costs and expenses discussed above.

Marine Components. Marine Components net sales increased 18% and 16% in the second quarter and first six months of 2014, respectively, as compared to the same periods last year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard and other non-high performance marine markets. Gross margin and operating income percentage improved in the second quarter and for the first six months of 2014 compared to the same periods in 2013 primarily due to increased leverage of fixed costs as a result of higher volumes.

Outlook.  While the robust demand for our products experienced in the first half of 2014 does not reflect our expectation for full year sales trends due to seasonal influences and the impact of one-time projects for some of our larger customers, overall demand trends are positive in many of the markets we serve.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  And while we do not attribute current sales levels to improvement in the overall North American economy, we do believe that the markets we serve are benefitting from recent stability in general economic conditions. As in prior periods, we will continue to monitor sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

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

Our net cash provided by operating activities for the first six months of 2014 increased by $13.2 million as compared to the first six months of 2013.  The increase is primarily due to the positive impact of lower net cash paid for taxes in 2014 of $10.7 million primarily related to the previously-reported payment of income taxes in 2013 associated with the gain on sale of our disposed operations ($11.6 million) recognized in the fourth quarter of 2012.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2013 to June 30, 2014 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to June as a result of seasonal increase in sales during the second quarter as compared to the fourth quarter.  Overall, our June 30, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations. For comparative purposes, we have provided December 31, 2012 and June 30, 2013 numbers below.

Days Sales Outstanding:	December 31, 2012	June 30, 2013	December 31, 2013	June 30, 2014
Security Products	41 Days	42 Days	35 Days	43 Days
Marine Components	32 Days	31 Days	35 Days	36 Days
Consolidated CompX	40 Days	41 Days	35 Days	42 Days

As shown below, our total average number of days in inventory on a consolidated basis increased from December 31, 2013 to June 30, 2014 principally due to elevated Security Products inventory levels.  Security Products inventories, relative to sales, have been higher during the first half of 2014 due to the introduction of new products and due to intentional measures to avoid shortages of certain long lead-time components.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2012 and June 30, 2013 numbers below.

Days in Inventory:	December 31, 2012	June 30, 2013	December 31, 2013	June 30, 2014
Security Products	71 Days	66 Days	71 Days	77 Days
Marine Components	91 Days	82 Days	110 Days	93 Days
Consolidated CompX	74 Days	68 Days	76 Days	79 Days

Investing activities. Net cash used in investing activities was $1.6 million in the first six months of 2014 compared to net cash provided of $3.1 million in the first six months of 2013.  Our capital expenditures in the first six months of 2014 were $1.6 million, slightly higher as compared to $1.5 million in the first six months of 2013.  In addition, during 2013:

—	We collected $3.0 million in principal payments on a note receivable; and
—	We received $1.6 million in net proceeds on the sale of an asset held for sale.

Financing activities. Net cash used in financing activities was $1.2 million in the first six months of 2014 compared to net cash used of $2.7 million in the first six months of 2013. The change is primarily a result of the following items:

—

Aggregate dividends we paid in the first six months of 2014 were approximately $930,000 lower as compared to the same period in 2013 as a result of reducing our regular quarterly dividend from $0.125 per share to $0.05 per share beginning in the second quarter of 2013; and

—	Principal repayments of $500,000 on long term debt during the first six months of 2013.

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

We believe that cash generated from operations together with cash on hand, as well as our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

All of our $37.6 million aggregate cash and cash equivalents at June 30, 2014 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2014 totaled $381,000.  Our 2014 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2014 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board, President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are not effective as of the date of such evaluation because of the material weakness in our internal control over financial reporting below.

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

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the first quarter of 2014, we implemented a new enterprise resource planning (“ERP”) system covering financial, production and logistics processes.  We concluded we did not maintain effective monitoring controls over user access to the new ERP system since inception, which constitutes a material weakness.  Specifically, within the new ERP system we did not maintain information technology and business process controls over evaluating and monitoring user access rights and transactions processed for appropriate segregation of duties including producing reports to monitor activity related to the appropriateness of access.  The material weakness has not resulted in any misstatements to our consolidated financial statements.  However, this material weakness could result in a misstatement of the consolidated financial statements that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation Plan.  Beginning in July, 2014 we initiated procedures to address management’s ability to evaluate and effectively monitor user access rights and segregation of duties.  Once we have completed and tested the effectiveness of such controls, we believe this material weakness will be fully remediated.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2013 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2014.

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

COMPX INTERNATIONAL INC.
(Registrant)
Date:	August 6, 2014	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller