Form 10-Q
period 2014-09-30
COMPX INTERNATIONAL INC
filed 2014-11-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Number of shares of common stock outstanding on October 30, 2014:

Class A: 2,404,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$38,753	$41,862
Accounts receivable, net	8,534	11,640
Inventories, net	13,235	15,082
Deferred income taxes	2,493	2,493
Prepaid expenses and other	596	560
Total current assets	63,611	71,637
Other assets:
Goodwill	23,742	23,742
Other noncurrent	573	602
Total other assets	24,315	24,344
Property and equipment:
Land	4,928	4,928
Buildings	20,523	20,906
Equipment	57,799	61,406
Construction in progress	2,588	594
	85,838	87,834
Less accumulated depreciation	52,086	54,699
Net property and equipment	33,752	33,135
Total assets	$121,678	$129,116

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2014
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$9,705	$11,536
Income taxes payable to affiliates	339	1,068
Other	6	25
Total current liabilities	10,050	12,629
Noncurrent liabilities:
Deferred income taxes	6,900	6,617
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,265	55,342
Retained earnings	49,339	54,404
Total stockholders' equity	104,728	109,870
Total liabilities and stockholders’ equity	$121,678	$129,116

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)
Net sales	$24,209	$26,473	$69,701	$79,102
Cost of goods sold	16,695	18,331	48,557	54,598
Gross profit	7,514	8,142	21,144	24,504
Selling, general and administrative expense	4,537	4,710	13,790	13,872
Operating income	2,977	3,432	7,354	10,632
Interest income	5	7	32	19
Interest expense	(11)	—	(127)	—
Income before taxes	2,971	3,439	7,259	10,651
Provision for income taxes	1,015	1,210	2,593	3,726
Net income	$1,956	$2,229	$4,666	$6,925

Basic and diluted net income per common share	$0.16	$0.18	$0.38	$0.56

Cash dividends per share	$0.050	$0.050	$0.225	$0.150

Basic and diluted weighted average shares outstanding	12,397	12,404	12,394	12,400

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income	$4,666	$6,925
Depreciation and amortization	2,464	2,643
Deferred income taxes	742	(283)
Other, net	214	341
Change in assets and liabilities:
Accounts receivable, net	(2,161)	(3,159)
Inventories, net	(1,884)	(2,030)
Accounts payable and accrued liabilities	(820)	1,984
Accounts with affiliates	(11,825)	728
Income taxes	—	9
Other, net	738	36
Net cash provided by (used in) operating activities	(7,866)	7,194
Cash flows from investing activities:
Capital expenditures	(2,550)	(2,168)
Cash collected on note receivable	3,034	—
Proceeds from sale of assets held for sale	1,559	—
Other, net	(94)	(57)
Net cash provided by (used in) investing activities	1,949	(2,225)
Cash flows from financing activities:
Dividends paid	(2,789)	(1,860)
Repayment of long-term debt	(18,480)	—
Net cash used in financing activities	(21,269)	(1,860)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(27,186)	3,109
Balance at beginning of period	63,777	38,753
Balance at end of period	$36,591	$41,862
Supplemental disclosures - cash paid for:
Interest	$222	$—
Income taxes	13,675	3,271

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2014

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2013	$24	$100	$55,265	$49,339	$104,728
Net income	—	—	—	6,925	6,925
Issuance of common stock	—	—	77	—	77
Cash dividends	—	—	—	(1,860)	(1,860)
Balance at September 30, 2014	$24	$100	$55,342	$54,404	$109,870

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2014. We manufacture and sell component products (security products and recreational marine components). At September 30, 2014, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of NL’s outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (“Contran”)  held an aggregate of approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014 (the “2013 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Net sales:
Security Products	$21,457	$23,237	$61,258	$69,246
Marine Components	2,752	3,236	8,443	9,856
Total net sales	$24,209	$26,473	$69,701	$79,102

Operating income:
Security Products	$4,578	$4,694	$12,245	$14,235
Marine Components	(17)	223	185	729
Corporate operating expenses	(1,584)	(1,485)	(5,076)	(4,332)
Total operating income	2,977	3,432	7,354	10,632
Interest income	5	7	32	19
Interest expense	(11)	—	(127)	—
Income before taxes	$2,971	$3,439	$7,259	$10,651

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2013	2014
	(In thousands)
Accounts receivable, net:
Security Products	$7,813	$10,334
Marine Components	849	1,436
Allowance for doubtful accounts	(128)	(130)
Total accounts receivable, net	$8,534	$11,640

Note 4 – Inventories, net:

	December 31,	September 30,
	2013	2014
	(In thousands)
Raw materials:
Security Products	$2,565	$2,543
Marine Components	1,000	599
Total raw materials	3,565	3,142
Work-in-process:
Security Products	5,992	8,145
Marine Components	704	1,526
Total work-in-process	6,696	9,671
Finished goods:
Security Products	2,349	1,725
Marine Components	625	544
Total finished goods	2,974	2,269
Total inventories, net	$13,235	$15,082

Note 5 – Other noncurrent assets:

	December 31,	September 30,
	2013	2014
	(In thousands)
Assets held for sale	$532	$588
Other	41	14
Total other noncurrent assets	$573	$602

Note 6 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2013	2014
	(In thousands)
Accounts payable	$1,452	$3,616
Accrued liabilities:
Employee benefits	6,788	6,036
Taxes other than on income	378	554
Customer tooling	388	426
Insurance	243	215
Sales rebates	45	204
Professional	86	147
Other	325	338
Total accounts payable and accrued liabilities	$9,705	$11,536

Note 7 – Provision for income taxes:

	Nine months ended
	September 30,
	2013	2014
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$2,541	$3,728
State income taxes and other, net	52	(2)
Total income tax expense	$2,593	$3,726

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2013		2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$38,753	$38,753	$41,862	$41,862
Accounts receivable, net	8,534	8,534	11,640	11,640
Accounts payable	1,452	1,452	3,616	3,616

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

We reported operating income of $3.4 million in the third quarter of 2014 compared to $3.0 million in the same period of 2013.  We reported operating income of $10.6 million for the nine month period ended September 30, 2014 compared to $7.4 million for the comparable period in 2013.  Our operating income increased for the quarter and for the nine month period in 2014 due to the positive impact of higher sales in 2014, primarily from an increase in Security Products sales to certain existing customers as well as increased market penetration in electronic locks.

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

Results of Operations

	Three months ended
	September 30,
	2013	%	2014	%
	(Dollars in thousands)

Net sales	$24,209	100.0%	$26,473	100.0%
Cost of goods sold	16,695	69.0%	18,331	69.2%
Gross profit	7,514	31.0%	8,142	30.8%
Operating costs and expenses	4,537	18.7%	4,710	17.8%
Operating income	$2,977	12.3%	$3,432	13.0%

	Nine months ended
	September 30,
	2013	%	2014	%
	(Dollars in thousands)

Net sales	$69,701	100.0%	$79,102	100.0%
Cost of goods sold	48,557	69.7%	54,598	69.0%
Gross profit	21,144	30.3%	24,504	31.0%
Operating costs and expenses	13,790	19.8%	13,872	17.5%
Operating income	$7,354	10.6%	$10,632	13.4%

Net sales. Net sales increased $2.3 million in the third quarter of 2014 and $9.4 million in the first nine months of 2014 compared to the respective periods in 2013, led by strong demand within Security Products, including a new initiative for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Sales of Marine Components also contributed to the increase, reflecting greater penetration into non high-performance marine markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit.  As a percentage of net sales, cost of goods sold for the third quarter of 2014 is comparable to the third quarter of 2013 as improved coverage of fixed manufacturing costs over increased production volumes was offset by the impact of a lower variable contribution margin due to relative changes in customer and product mix within Security Products.  As a result, gross profit margin was comparable over the same period, while gross profit increased by $628,000 on the higher sales.  Cost of goods sold as a percentage of sales decreased by approximately 1% for the first nine months of 2014, primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet higher demand at each of our product segments, partially offset by the impact of lower variable margins due to relative changes in customer and product mix within Security Products and slightly increased medical expenses for the nine month period (most of which relates to the first half of the year).  As a result, gross profit and related margin increased over the same period.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment. Operating costs and expenses increased slightly for the third quarter and the first nine months of 2014 as compared to the same periods in 2013 primarily as a result of increased administrative personnel costs and increased depreciation for Security Products partially offset by reduced corporate administrative personnel cost.

Operating income. As a percentage of net sales, operating income increased by approximately 1% and 3% for the third quarter and first nine months of 2014 compared to the same periods in 2013, respectively.  These increases were primarily the result of the factors impacting gross margin and operating costs and expenses above.

Provision for income taxes. A tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2014	% Change	2013	2014	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$21,457	$23,237	8%	$61,258	$69,246	13%
Marine Components	2,752	3,236	18%	8,443	9,856	17%
Total net sales	$24,209	$26,473	9%	$69,701	$79,102	13%
Gross profit:
Security Products	$7,037	$7,396	5%	$19,476	$22,222	14%
Marine Components	477	746	56%	1,668	2,282	37%
Total gross profit	$7,514	$8,142	8%	$21,144	$24,504	16%
Operating income:
Security Products	$4,578	$4,694	3%	$12,245	$14,235	16%
Marine Components	(17)	223	1,412%	185	729	294%
Corporate operating expenses	(1,584)	(1,485)	6%	(5,076)	(4,332)	15%
Total operating income	$2,977	$3,432	15%	$7,354	$10,632	45%
Gross profit margin:
Security Products	32.8%	31.8%		31.8%	32.1%
Marine Components	17.3%	23.1%		19.8%	23.2%
Total gross profit margin	31.0%	30.8%		30.3%	31.0%
Operating income margin:
Security Products	21.3%	20.2%		20.0%	20.6%
Marine Components	(0.6)%	6.9%		2.2%	7.4%
Total operating income margin	12.3%	13.0%		10.6%	13.4%

Security Products. Security Products net sales increased 8% in the third quarter and 13% in the first nine months of 2014 compared to the same periods last year.  The increase in sales for the third quarter and nine month period is primarily due to increases of approximately $1.1 million and $4.0 million, respectively, in sales of new products for an existing government customer, $1.0 million and $3.3 million, respectively, to transportation market customers as a result of higher seasonal demand, and $440,000 and $1.8 million, respectively, to electronic lock customers in 2014 due to increased market penetration and two significant project installations.

Gross profit margin for the third quarter of 2014 decreased 1% as compared to the same period in 2013 primarily due to relative changes in customer and product mix, resulting in lower variable margins, and increased fixed costs.  Operating costs and expenses in the third quarter of 2014 increased approximately $240,000 as compared to the third quarter of 2013, primarily as a result of an increase in administrative personnel and benefits costs and increased depreciation during the quarter.  As a result, Security Products operating income as a percentage of net sales for the third quarter of 2014 decreased 1% as compared to the third quarter of 2013.  Gross profit margin for the first nine months of 2014 is comparable to the same period in 2013 as improved coverage of fixed costs over increased production volumes were offset by lower variable margins and increased medical expenses of approximately $241,000 over the nine month period.  Additionally, operating costs and expenses for the first nine months of 2014 increased approximately $760,000, primarily as a result of the increased administrative personnel and benefits costs of approximately $310,000 and increased depreciation of approximately $163,000 during 2014.  Security Products operating income as a percentage of sales for the first nine months of 2014 is comparable to the first nine months of 2013 primarily as a result of factors impacting gross profit and operating costs and expenses discussed above.

Marine Components. Marine Components net sales increased 18% and 17% in the third quarter and first nine months of 2014, respectively, as compared to the same periods last year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard and other non high-performance marine markets. Gross margin and operating income percentage improved in the third quarter and for the first nine months of 2014 compared to the same periods in 2013 primarily due to improved variable margins related to product mix and increased leverage of fixed costs as a result of higher volumes.

Outlook.  The robust demand for our products experienced through the first nine months of 2014 has been supported by seasonal influences and high demand from a number of our large government and commercial customers, offset by soft demand from small business customers.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  While seasonal demand will subside in the fourth quarter, we expect continued strong demand from our large government and commercial customers.  As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

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

Our net cash provided by operating activities for the first nine months of 2014 increased by $15.1 million as compared to the first nine months of 2013.  The increase is primarily due to the net effects of:

—

The positive impact of lower net cash paid for taxes in 2014 of $10.4 million primarily related to the previously-reported payment of income taxes in 2013 associated with the gain on sale of our disposed operations ($11.6 million) recognized in the fourth quarter of 2012;

—	The positive impact of higher operating income in 2014 of $3.3 million; and
—	The positive impact of lower net cash used by relative changes in our inventories, receivables, payables, and non-tax-related accruals of $1.7 million.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2013 to September 30, 2014 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to September as a result of seasonal increase in sales during the third quarter as compared to the fourth quarter.  Overall, our September 30, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations. For comparative purposes, we have provided December 31, 2012 and September 30, 2013 numbers below.

Days Sales Outstanding:	December 31, 2012	September 30, 2013	December 31, 2013	September 30, 2014
Security Products	41 Days	40 Days	35 Days	40 Days
Marine Components	32 Days	37 Days	35 Days	39 Days
Consolidated CompX	40 Days	40 Days	35 Days	40 Days

As shown below, our total average number of days in inventory on a consolidated basis decreased from December 31, 2013 to September 30, 2014 principally due to increased sales volumes in our Marine Components segments.  Current Security Products inventories, relative to sales, are comparable to the beginning of the year, as increased sales volumes have offset inventory growth due to the introduction of new products and due to planned measures undertaken to avoid shortages of certain long lead-time components.  The variability in days in inventory among our segments relates to the nature of the products and differences in the complexity of the production processes, which impact the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2012 and September 30, 2013 numbers below.

Days in Inventory:	December 31, 2012	September 30, 2013	December 31, 2013	September 30, 2014
Security Products	71 Days	67 Days	71 Days	71 Days
Marine Components	91 Days	91 Days	110 Days	98 Days
Consolidated CompX	74 Days	70 Days	76 Days	75 Days

Investing activities. Net cash used in investing activities was $2.2 million in the first nine months of 2014 compared to net cash provided of $1.9 million in the first nine months of 2013.  Our capital expenditures in the first nine months of 2014 were $2.2 million, slightly lower as compared to $2.6 million in the first nine months of 2013.  In addition, during 2013:

—	We collected $3.0 million in principal payments on a note receivable; and
—	We received $1.6 million in net proceeds on the sale of an asset held for sale.

Financing activities. Net cash used in financing activities was $1.9 million in the first nine months of 2014 compared to net cash used of $21.3 million in the first nine months of 2013. The change is primarily a result of the following items:

—

In 2013, we prepaid the remaining outstanding principal on our long-term debt, plus accrued interest, without penalty.  Debt repayments related to principal for the first nine months of 2013 totaled $18.5 million; and

—

Aggregate dividends we paid in the first nine months of 2014 were approximately $930,000 lower as compared to the same period in 2013 as a result of reducing our regular quarterly dividend from $0.125 per share to $0.05 per share beginning in the second quarter of 2013.

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

All of our $41.9 million aggregate cash and cash equivalents at September 30, 2014 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2014 totaled $508,000.  Our 2014 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2014 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are not effective as of the date of such evaluation because of the material weakness in our internal control over financial reporting described below.

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Status of Remediation of Material Weakness.  As disclosed in our June 30, 2014 Form 10-Q, during the first quarter of 2014, we implemented a new enterprise resource planning (“ERP”) system covering financial, production and logistics processes.  We concluded that, from the date of implementation through June 30, 2014, we did not maintain effective monitoring controls over user access to the new ERP system, which constitutes a material weakness.  Specifically, within the new ERP system we did not maintain information technology and business process controls over evaluating and monitoring user access rights and transactions processed for appropriate segregation of duties including producing reports to monitor activity related to the appropriateness of access.  We have taken the following steps to remediate the identified material weakness.  Since June 30, 2014, we have implemented control procedures, including information technology and business process controls, to address management’s ability to evaluate and effectively monitor user access rights and segregation of duties.  We believe these additional control procedures have strengthened our internal controls over financial reporting and addressed the material weakness.  Testing of the effectiveness of these controls has begun and we expect such testing to be completed during the fourth quarter of 2014.  Once testing has been completed and we have concluded that the remediation measures described above are in place and operating effectively, we will be able to conclude that the material weakness has been remediated.  We will continue to test and evaluate these controls as part of our 2014 assessment of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting.  Other than the implementation of additional control procedures noted above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2013 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2014.

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

COMPX INTERNATIONAL INC.
(Registrant)
Date:	November 5, 2014	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller