Form 10-K
period 2014-12-31
COMPX INTERNATIONAL INC
filed 2015-03-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2014

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

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.2 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $12.7 million.

As of February 27, 2015, 2,404,107  shares of Class A common stock were outstanding.

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

At December 31, 2014, (i) NL Industries, Inc. (NYSE: NL) owns 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons, Serena Simmons Connelly and Annette C. Simmons may be deemed to control Contran, Valhi, NL and us.

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

Manufacturing, Operations and Products

Security Products. Our Security Products segment, with one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois shared with Marine Components, manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

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

Marine Components.  Our Marine Components segment, with a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois shared with Security Products, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats.  Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	steering wheels and other billet aluminum accessories; and
•	dash panels, LED lighting, wire harnesses and other accessories.

For information regarding our three manufacturing and other facilities, see “Item 2 – Properties,” including information regarding leased and distribution-only facilities.

Raw Materials

Our primary raw materials are:

•	zinc and brass (used in the Security Products segment for the manufacture of locking mechanisms); and
•	stainless steel (used primarily in the Marine Components segment for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2014. Total material costs, including purchased components, represented approximately 49% of our cost of sales in 2014.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity related raw material costs to a certain extent.  We periodically enter into such arrangements for zinc and brass.  We expect commodity related raw material prices to remain relatively stable during 2015; however, these raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.   Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 18 years at December 31, 2014.  Our major trademarks and brand names include:

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

In 2014, our ten largest customers, all customers of our Security Products segment, accounted for approximately 47% of our total sales.  United States Postal Service and Harley Davidson accounted for approximately 13% and 12%, respectively, of total sales for the year ended December 31, 2014.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

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

Discontinued Operations

On December 28, 2012, we completed the sale of our Furniture Components segment.  See Note 2 to the Consolidated Financial Statements.

Employees

As of December 31, 2014, we employed 532 people, all in the United States.  We believe our labor relations are good at all of our facilities.

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

Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success.  We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features we introduce will achieve the same degree of success that we have achieved with our existing products.  Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As we attempt to introduce new product features in the future, we do not know if we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

We rely on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Further, we do not know if any of our pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

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

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas 75240.  The following table sets forth the location, size and business operating segment for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	120,000
Custom(2)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500

SP – Security Products business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE MKT (symbol: CIX).  As of February 27, 2015, there were approximately 17 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 27, 2015, the closing price per share of our Class A common stock was $11.29.

	High	Low	Dividends paid
Year ended December 31, 2013
First Quarter	$15.72	$12.65	$.125
Second Quarter	13.96	11.00	.05
Third Quarter	18.60	13.04	.05
Fourth Quarter	15.40	11.84	.05
Year ended December 31, 2014
First Quarter	$14.95	$10.06	$.05
Second Quarter	11.70	9.20	.05
Third Quarter	11.50	9.83	.05
Fourth Quarter	12.55	10.10	.05
January 1, 2015 through February 27, 2015	$12.13	$10.55	$-

We paid regular quarterly dividends of $.125 per share during 2012 and the first quarter of 2013. Beginning in the second quarter of 2013, we reduced our regular quarterly dividends to $.05 per share.  Following our December 2012 sale of our Furniture Components business, earnings and cash flow generated by operations were expected to be significantly lower than in prior periods.  As a result, our board of directors determined that reducing the quarterly dividend from $.125 per class A and class B share to $.05 per share was appropriate.  In February of 2015, our board of directors declared a first quarter 2015 dividend of $.05 per share, to be paid on March 17, 2015 to CompX stockholders of record as of March 9, 2015.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2009 through December 31, 2014.  The peer group index is comprised of The Eastern Company and Leggett & Platt Inc.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2009 and reinvestment of dividends.

	December 31,
	2009	2010	2011	2012	2013	2014
CompX International Inc.	$100	$159	$211	$213	$214	$187
Russell 2000 Index	100	127	122	141	196	$206
Peer Group	100	118	125	153	180	$255

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

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. All years shown are 52-week years.

	Years ended December 31,
	2010	2011	2012	2013	2014
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$76.1	$79.8	$83.2	$92.0	$103.8
Gross profit	22.5	24.1	24.3	27.6	32.2
Operating income	5.9	6.4	5.4	9.3	13.6
Provision for income taxes	1.9	2.5	1.4	3.2	5.0

Income from continuing operations	$3.4	$3.5	$3.5	$6.0	$8.7
Discontinued operations, net of tax(1)	(0.4)	4.2	31.5	-	-
Net income	$3.0	$7.7	$35.0	$6.0	$8.7
Diluted Earnings Per Share Data:
Continuing operations	$.28	$.28	$.28	$.49	$.70
Discontinued operations	(.03)	.34	2.54	-	-
Net income	$.25	$.62	$2.82	$.49	$.70

Cash dividends	$.50	$.50	$.50	$.275	$.20
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets	$65.4	$47.4	$90.6	$63.6	$74.2
Total assets	160.1	141.5	150.2	121.7	131.5
Current liabilities	20.1	18.8	24.5	10.1	13.2
Long-term debt and note payable, including current maturities	45.2	24.2	18.5	-	-
Stockholders’ equity	83.9	84.7	102.1	104.7	111.0
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$13.0	$16.0	$13.8	$(4.1)	$12.2
Investing activities	(17.1)	7.2	51.7	1.0	(2.9)
Financing activities	(3.2)	(26.7)	(12.0)	(21.9)	(2.5)

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

Operating Income Overview

We reported operating income of $13.6 million in 2014 compared to operating income of $9.3 million in 2013 and $5.4 million in 2012.  The increase in operating income from 2013 to 2014 was impacted by:

•	the positive impact of higher sales in 2014, primarily from an increase in Security Products sales to certain existing customers; and
•	increased market penetration in electronic locks.

The increase in operating income from 2012 to 2013 was primarily impacted by the net effect of :

•	the positive impact of higher demand for our Security Products segment’s high security pin tumbler locks in 2013;
•	the assets held for sale write-down in 2012; and
•	the negative impact of an increase in self-insured medical expenses in 2013.

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

Results of Operations - 2014 Compared to 2013 and 2013 Compared to 2012

	Years ended December 31,			%Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Net sales	$83.2	$92.0	$103.8	11%	13%
Cost of goods sold	58.9	64.4	71.6	10%	11%
Gross profit	24.3	27.6	32.2	13%	17%
Operating costs and expenses	17.7	18.3	18.6	3%	2%
Write-down and loss on disposal of assets held for sale	1.2	-	-	100%	-%
Operating income	$5.4	$9.3	13.6	72%	46%
Percent of net sales:
Cost of goods sold	71%	70%	69%
Gross margin	29%	30%	31%
Operating costs and expenses	21%	20%	18%
Write-down and loss on disposal of assets held for sale	1%	-%	-%
Operating income	7%	10%	13%

Net Sales.  Net sales increased approximately $11.8 million in 2014 principally due to strong demand within the Security Products segment, including a new initiative for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Sales of Marine Components also contributed to the increase, reflecting greater penetration into non high-performance marine markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $8.8 million in 2013 principally due to higher demand for high security pin tumbler locks within the Security Products segment, and to a lesser extent from an increase in Marine Component sales outside of the high-performance boat market through gains in market share.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Costs of Goods Sold and Gross Profit.  Cost of goods sold and gross profit both increased from 2013 to 2014 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold decreased 1% primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet higher demand at each of our product segments, partially offset by the impact of lower variable margins due to relative changes in customer and product mix within Security Products.

Cost of goods sold and gross profit both increased from 2012 to 2013 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold decreased 1% resulting in an increase in gross margin of 1% primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs in 2013 as discussed below.

Operating Costs and Expenses.  Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses increased slightly in 2014 compared to 2013 primarily as a result of increased administrative personnel costs and increased depreciation for Security Products, partially offset by reduced corporate administrative personnel costs.  Operating costs and expenses increased in 2013 compared to 2012 as a result of increased administrative support costs relating to the higher sales.

Write-down and loss on disposal of assets held for sale.  We recorded a write-down on assets held for sale of $1.2 million (including a $757,000 loss on disposal of assets held for sale) in 2012, relating to a certain facility held for sale that was no longer in use.  The write-down is included in corporate operating expense.  See Note 7 to the Consolidated Financial Statements.

Operating Income.  As a percentage of net sales, operating income increased by 3% in 2014 compared to 2013, and increased by 3% in 2013 compared to 2012.  The increased operating margins were primarily impacted by the factors impacting cost of goods sold, gross margin, operating costs and write-down and loss on disposal of assets held for sale discussed above.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 49% of our cost of sales in 2014, with commodity related raw materials accounting for approximately 10% of our cost of sales.  With the exception of a moderate midyear 2014 increase in mined metals, including zinc, worldwide commodity raw material costs were mostly stable during 2012, 2013 and 2014.  We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

Interest expense

Substantially all of our interest expense in 2012 and 2013 relates to certain indebtedness discussed in Note 11 to our Consolidated Financial Statements.  We prepaid such indebtedness in July 2013, after which we have not had any outstanding indebtedness. We do not expect to have any outstanding indebtedness during 2015.

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

Our effective income tax rate attributable to continuing operations increased from 35% in 2013 to 37% in 2014 is primarily due to higher state taxes related to increased activity in some of the jurisdictions in which we operate.  Our effective income tax rate attributable to continuing operations increased from 29% in 2012 to 35% in 2013, primarily related to changes in our deferred income tax asset valuation allowance, which resulted in a benefit of $317,000 and $102,000, respectively.  See Notes 9 and 12 to the Consolidated Financial Statements.  We currently expect our effective income tax rate for 2015 to be comparable to our effective income tax rate for 2014.

Discontinued operations

On December 28, 2012, we completed the sale of our Furniture Components segment.  See Note 2 to the Consolidated Financial Statements.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 3 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2012	2013	2014	2012 – 2013	2013 – 2014
	(In millions)
Net sales:
Security Products	$73.7	$81.5	$91.5	11%	12%
Marine Components	9.5	10.5	12.4	11%	17%
Total net sales	$83.2	$92.0	$103.8	11%	13%
Gross profit:
Security Products	$23.0	$25.8	$29.5	12%	15%
Marine Components	1.3	1.8	2.7	43%	50%
Total gross profit	$24.3	$27.6	$32.2	13%	17%
Operating income (loss):
Security Products	$14.1	$16.1	$18.7	14%	16%
Marine Components	(0.8)	(0.1)	0.7	82%	576%
Corporate operating expenses	(7.9)	(6.7)	(5.8)	16%	12%
Total operating income	$5.4	$9.3	$13.6	72%	46%
Operating income (loss) margin:
Security Products	19%	20%	20%
Marine Components	(9%)	(1%)	6%
Total operating income margin	7%	10%	13%

Security Products.  Security Products net sales increased 12% to $91.5 million in 2014 compared to $81.5 million in 2013.  The increase in sales is primarily due to an increase of approximately $5.0 million in sales of new products for an existing government customer, additional sales of $2.9 million into transportation markets on strong demand from motorcycle and recreational vehicle OEM customers and a $1.7 million increase in electronic lock sales in 2014 due to increased market penetration and two significant project installations.  Gross profit margin for 2014 is comparable to the same period in 2013 as improved coverage of fixed costs over increased production volumes were offset by lower variable margins.  Additionally, operating costs and expenses for 2014 increased approximately $1.2 million, primarily as a result of increased administrative personnel and benefits costs of approximately $528,000 and increased depreciation of $227,000.  Security products operating income as a percentage of net sales for 2014 is comparable to 2013 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Security Products net sales increased 11% to $81.5 million in 2013 compared to $73.7 million in 2012.  The increase in sales is primarily due to an increase in sales to certain high security pin tumbler lock customers of $7.6 million.  Growth of our Security Products segment was aided by our ongoing efforts to diversify our products and customers.  Gross profit and operating income percentages increased in 2013 compared to 2012 by one percentage point primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs of $598,000 in 2013, $507,000 of which impacted cost of goods sold and $91,000 of which impacted selling and administration expenses.

Marine Components.  Marine Components net sales increased 17% in 2014 as compared to 2013.  The increase was primarily the result of gains in market share for products sold to the ski/wakeboard boat market and other non high-performance marine markets.  As a percentage of net sales, gross margin and the operating loss percentage improved primarily due to variable margins related to product mix and increased leverage of fixed costs as a result of higher volumes.

Marine Components net sales increased 11% in 2013 as compared to 2012.  The increase was primarily the result of a $787,000 increase in sales to the ski/wakeboard boat market and other non high-performance marine markets.  As a percentage of net sales, gross margin and operating income percentage improved in 2013 compared to 2012 primarily due to increased leverage of fixed costs as a result of the higher sales volumes.

Outlook

The robust demand for our products experienced in 2014 was supported by high demand from certain large OEM customers and unusually high demand from a number of customers for significant government security applications. Consistent with trends in the North America economy, demand from small business customers was soft for much of the year, but improved during the fourth quarter. In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications. We anticipate continued strong demand for our products in 2015, though we do not expect security product demand for government security applications to approach 2014 volumes. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation in staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization increased in 2014 compared to 2013 primarily due to depreciation related to a new manufacturing and accounting system for our Security Products and Marine Components segments that was placed in service in January 2014.  Depreciation and amortization expense decreased in 2013 compared to 2012 due principally to the disposal of our Furniture Components segment in December 2012.  The Consolidated Statements of Cash Flows for the year ended 2012 has not been revised for discontinued operations resulting from the sale of our Furniture Components segment.  See Notes 1 and 2 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was $12.2 million in 2014 compared to cash used in operating activities of $4.1 million in 2013.  The $16.3 million increase in cash provided by operating activities is primarily the net result of:

•

The positive impact of lower net cash paid for taxes in 2014 of $9.7 million primarily related to the payment of income taxes in 2013 associated with our tax gain on the sale of our disposed operations ($11.6 million) recognized in the fourth quarter of 2012, as discussed below;

•	The positive impact of higher operating income in 2014 of $4.3 million; and

•	The positive impact of lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our continuing operations of $2.7 million in 2014.

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

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2013 to December 31, 2014 primarily as a result of the timing of sales and collections in the last month of 2014 as compared to 2013.  For comparative purposes, we have provided 2012 numbers below.

Days Sales Outstanding:	December 31, 2012	December 31, 2013	December 31, 2014
Security Products	41 Days	35 Days	32 Days
Furniture Components*	41 Days	N/A	N/A
Marine Components	32 Days	35 Days	32 Days
Total	40 Days	35 Days	32 Days
*	Denotes disposed operations. See Note 2 to the Consolidated Financial Statements.

As shown below, our average number of days in inventory increased from December 31, 2013 to December 31, 2014 primarily as a result of intentional fourth quarter inventory builds in each of our segments to prepare for anticipated sales in early 2015.  The variability in days in inventory among our segments primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2012 numbers below.

Days in Inventory:	December 31 2012	December 31, 2013	December 31, 2014
Security Products	71 Days	71 Days	85 Days
Furniture Components*	66 Days	N/A	N/A
Marine Components	91 Days	110 Days	125 Days
Total	71 Days	76 Days	90 Days
*	Denotes disposed operations. See Note 2 to the Consolidated Financial Statements.

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $4.5 million in 2012, $3.5 million in 2013 and $2.8 million in 2014.  Capital expenditures for 2012 include amounts attributable to our disposed operations.  See Note 3 to our Consolidated Financial Statements.  Approximately $590,000, $838,000 and $481,000 of our 2012, 2013 and 2014 capital expenditures, respectively, relates to the implementation of a new manufacturing and accounting system for our Security Products and Marine Components segments that was implemented in January of 2014.

Aside from capital expenditures made in the normal course of business, the significant items impacting investing activities for the noted periods are as follows:

During 2013,

•	we collected $3.0 million in principal payments on a note receivable; and
•	we received $1.6 million in net proceeds on the sale of assets held for sale.

See Notes 2 and 7 to the Consolidated Financial Statements, respectively.

During 2012,

•	we sold our Furniture Components segment for net proceeds of $58.0 million less cash of the disposed operations of $5.4 million, and
•	we received $3.6 million in net proceeds on the sale of assets which were previously classified as assets held for sale.

See Notes 2 and 7 to the Consolidated Financial Statements, respectively.

Capital expenditures for 2015 are estimated at approximately $3.9 million.  Capital spending for 2015 is expected to be funded through cash on hand and cash generated from operations.

Financing activities.  Cash dividends paid totaled $6.2 million ($.50 per share) in 2012, $3.4 million ($.275 per share) in 2013 and $2.5 million ($.20 per share) in 2014.  Beginning in the second quarter of 2013, we reduced our regular quarterly dividend from $.125 per share to $.05 per share, as discussed in Item 5 – “Market for Registrant’s Common Equity and Related Stockholder Matters.”

Other than quarterly cash dividends, the amounts included in financing activities are as follows:

During 2013,

•	we prepaid the remaining outstanding principal on our long-term debt, plus accrued interest, without penalty; debt repayments related to principal for 2013 totaled $18.5 million.

During 2012,

•	we repaid $2.0 million that was outstanding under our credit facility at December 31, 2011,
•	we repaid $3.8 million in principal payments on our note payable.

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

All of our $45.6 million aggregate cash and cash equivalents at December 31, 2014, was held in the U.S.

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

Contractual obligations.  As more fully described in the notes to the Consolidated Financial Statements, we are a party to various leases and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 12 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2014 by the type and date of payment.

	Payments due by period
	Total	2015	2016–2017	2018–2019	2020 and after
	(In thousands)
Operating leases	$230	$140	$88	$2	$-
Purchase obligations	13,431	12,375	1,056	-	-
Income taxes	433	433	-	-	-
Fixed asset acquisitions	975	975	-	-	-
Total contractual cash obligations	$15,069	$13,923	$1,144	$2	$-

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2014, which is assumed to be paid during 2015.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2014.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our goodwill at December 31, 2014 is related to our Security Products segment.  Since 2013, we have used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the two-step quantitative goodwill impairment test, as we concluded it is more likely than not that the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 6 to the Consolidated Financial Statements.

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

Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2014 because no such impairment indicators were present.

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

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions is nil for each of 2013 and 2014.

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

Other.  The above discussion includes forward-looking statements of market risk which assumes hypothetical changes in market prices.  Actual future market conditions will likely differ materially from such assumptions.  Accordingly, such forward-looking statements should not be considered to be our projections of future events, gains or losses.  Such forward-looking statements are subject to certain risks and uncertainties, some of which are listed in “Business-General.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report.  See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined in Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation of Previously Disclosed Material Weakness.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our June 30, 2014 Form 10-Q, during the first quarter of 2014, we implemented a new enterprise resource planning (“ERP”) system covering financial, production and logistics processes.  We concluded that, from the date of implementation through June 30, 2014, we did not maintain effective monitoring controls over user access to the new ERP system, which constitutes a material weakness.  Specifically, within the new ERP system we did not maintain information technology and business process controls over evaluating and monitoring user access rights and transactions processed for appropriate segregation of duties including producing reports to monitor activity related to the appropriateness of access.  We have taken the following steps to remediate the identified material weakness.  Since June 30, 2014, we have implemented control procedures, including information technology and business process controls, to address management’s ability to evaluate and effectively monitor user access rights and segregation of duties.  We believe these additional control procedures have strengthened our internal controls over financial reporting and addressed the material weakness.  Testing of the effectiveness of these controls has been completed and we have concluded the remediation measures described above are in place and operating effectively.  As a result we have been able to conclude that the material weakness has been remediated as of December 31, 2014.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2014 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Item No.	Exhibit Item

3.1	Restated Certificate of Incorporation of Registrant – incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-42643) filed on February 5,1998.

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

Item No.	Exhibit Item (continued)

10.5**	Fifth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2014 payable to the order of the Registrant and executed by the Registrant and NL Industries, Inc.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 5, 2015	By:	/s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve L. Watson	Chairman of the Board	March 5, 2015
Steve L. Watson

/s/ David A. Bowers	Vice Chairman of the	March 5, 2015
David A. Bowers	Board and Chief Executive Officer (Principal Executive Officer)

/s/ James W. Brown	Vice President,	March 5, 2015
James W. Brown	Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Bobby D. O’Brien	Director	March 5, 2015
Bobby D. O’Brien

/s/ Norman S. Edelcup	Director	March 5, 2015
Norman S. Edelcup

/s/ Loretta J. Feehan	Director	March 5, 2015
Loretta J. Feehan

/s/ Edward J. Hardin	Director	March 5, 2015
Edward J. Hardin

/s/ Ann Manix	Director	March 5, 2015
Ann Manix

/s/ George E. Poston	Director	March 5, 2015
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2015

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2013	2014

Current assets:
Cash and cash equivalents	$38,753	$45,570
Accounts receivable	8,534	8,747
Inventories	13,235	16,863
Deferred income taxes	2,493	2,444
Prepaid expenses and other	596	556

Total current assets	63,611	74,180

Other assets:
Goodwill	23,742	23,742
Other noncurrent	573	599

Total other assets	24,315	24,341

Property and equipment:
Land	4,928	4,928
Buildings	20,523	20,906
Equipment	57,799	61,835
Construction in progress	2,588	909
	85,838	88,578

Less accumulated depreciation	52,086	55,564

Net property and equipment	33,752	33,014

Total assets	$121,678	$131,535

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2014

Current liabilities:
Accounts payable and accrued liabilities	$9,711	$12,796
Income taxes payable to affiliates	339	433

Total current liabilities	10,050	13,229

Noncurrent liabilities -
deferred income taxes	6,900	7,320

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 2,397,107 and
2,404,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value;
10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,265	55,342
Retained earnings	49,339	55,520

Total stockholders' equity	104,728	110,986

Total liabilities and stockholders’ equity	$121,678	$131,535

Commitments and contingencies (Note 12)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2012	2013	2014

Net sales	$83,196	$92,045	$103,846
Cost of goods sold	58,869	64,471	71,598

Gross profit	24,327	27,574	32,248

Selling, general and administrative expense	17,747	18,246	18,641
Write-down and loss on disposal of assets
held for sale	1,162	-	-

Operating income	5,418	9,328	13,607

Other non-operating income, net	-	40	66
Interest expense	(479)	(127)	-

Income from continuing operations before
income taxes	4,939	9,241	13,673

Provision for income taxes	1,415	3,226	5,012

Income from continuing operations	3,524	6,015	8,661

Discontinued operations, net of tax:
Income from operations	3,800	-	-
Gain on disposal of discontinued operations	27,637	-	-

Net income	$34,961	$6,015	$8,661

Basic and diluted earnings per common share:
Continuing operations	$0.28	$0.49	$0.70
Discontinued operations:
Income from operations	0.31	-	-
Gain on disposal of discontinued operations	2.23	-	-

Net income	$2.82	$0.49	$0.70

Cash dividends per share	$0.50	$0.275	$0.20

Basic and diluted weighted average
shares outstanding	12,390	12,395	12,401

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2012	2013	2014

Net income	$34,961	$6,015	$8,661

Other comprehensive income (loss), net of tax:
Currency translation adjustment:
Arising during the year	1,203	-	-
Less reclassification adjustment for
amount included in gain on disposal
(See Note 2)	(12,693)	-	-
	(11,490)	-	-

Impact from cash flow hedges, net	(4)	-	-

Total other comprehensive loss, net	(11,494)	-	-

Comprehensive income	$23,467	$6,015	$8,661

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2013	2014

Cash flows from operating activities:
Net income	$34,961	$6,015	$8,661
Gain on disposal	(29,550)	-	-
Depreciation and amortization	5,772	3,270	3,533
Deferred income taxes	(7,713)	916	468
Reversal of accrued contingent consideration	(778)	-	-
Provision for inventory reserves	454	228	24
Write-down and loss on disposal of assets
held for sale	1,162	-	-
Other, net	39	21	133
Change in assets and liabilities:
Accounts receivable, net	(640)	(12)	(251)
Inventories, net	174	(2,240)	(3,652)
Accounts payable and accrued liabilities	948	(1,245)	3,119
Accounts with affiliates	12,200	(11,857)	93
Income taxes	(1,444)	-	-
Other, net	(1,762)	774	42

Net cash provided by (used in) operating activities	13,823	(4,130)	12,170

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	58,027	-	-
Cash of disposed operations	(5,426)	-	-
Capital expenditures	(4,477)	(3,501)	(2,825)
Cash collected on promissory notes receivable	-	3,034	-
Proceeds from sale of assets held for sale	3,555	1,559	-
Other, net	48	(97)	(48)

Net cash provided by (used in) investing activities	51,727	995	(2,873)

Cash flows from financing activities:
Repayment of long-term debt	(5,756)	(18,480)	-
Dividends paid	(6,195)	(3,409)	(2,480)
Other, net	(79)	-	-

Net cash used in financing activities	(12,030)	(21,889)	(2,480)

Net increase (decrease)	$53,520	$(25,024)	$6,817

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended December 31,
	2012	2013	2014

Cash and cash equivalents -
Net increase (decrease) from:
Operating, investing and financing activities	$53,520	$(25,024)	$6,817
Effect of exchange rate on cash	176	-	-
Balance at beginning of year	10,081	63,777	38,753

Balance at end of year	$63,777	$38,753	$45,570

Supplemental disclosures:
Cash paid for:
Income taxes	$3,966	$14,167	$4,449
Interest	439	222	-

Noncash investing and financing activities -
Accrual for capital expenditures, net	$484	$(313)	$(34)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2013 and 2014

(In thousands)

					Accumulated other
			Additional		comprehensive income		Total
	Common stock		paid-in	Retained	Currency	Hedging	stockholders'
	Class A	Class B	capital	earnings	translation	derivatives	equity

Balance at December 31, 2011	$24	$100	$55,125	$17,967	$11,490	$4	$84,710

Net income	-	-	-	34,961	-	-	34,961
Other comprehensive loss	-	-	-	-	(11,490)	(4)	(11,494)
Cash dividends	-	-	-	(6,195)	-	-	(6,195)
Issuance of common stock and
other, net	-	-	78	-	-	-	78

Balance at December 31, 2012	24	100	55,203	46,733	-	-	102,060

Net income	-	-	-	6,015	-	-	6,015
Cash dividends	-	-	-	(3,409)	-	-	(3,409)
Issuance of common stock and
other, net	-	-	62	-	-	-	62

Balance at December 31, 2013	24	100	55,265	49,339	-	-	104,728

Net income	-	-	-	8,661	-	-	8,661
Cash dividends	-	-	-	(2,480)	-	-	(2,480)
Issuance of common stock and
other, net	-	-	77	-	-	-	77

Balance at December 31, 2014	$24	$100	$55,342	$55,520	$-	$-	$110,986

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2014.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2014, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2012, 2013, and 2014 consisted of 52 weeks.

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

Cash and cash equivalents.  We classify as cash and cash equivalents, bank time deposits and government and commercial notes and bills with original maturities of three months or less.

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

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down, equal to the difference between the cost of inventory and its estimated net realizable value, based on assumptions about alternative uses, market conditions and other factors.

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs related to continuing operations were not significant in 2012, 2013 or 2014.

Goodwill.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable.  In the third quarter of 2013, we adopted Financial Accounting Standards Board ASU No. 2011-08 (now codified in ASC 350-20-35), which provided new guidance on testing goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that its fair value of the reporting unit is less than its carrying amount.  See Note 6.

Property and equipment; depreciation expense.  We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense related to continuing operations was $3.1 million in 2012, $3.2 million in 2013 and $3.5 million in 2014.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense related to continuing operations approximated $1.8 million in 2012, $2.0 million in 2013 and $2.3 million in 2014.

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

Income taxes.  We, and our parent NL, are members of the Contran Tax Group.  We have been and currently are a part of the consolidated tax returns filed by Contran for U.S. federal purposes as well as for certain U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 12.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments for income taxes to NL of $1.2 million in 2012, $14.1 million in 2013 and $4.4 million in 2014.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil in each of 2013 and 2014.

Earnings per share. Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.   There were no outstanding stock options during 2012, 2013 or 2014.

Note 2 – Discontinued operations:

In December 2012, we completed the sale of our Furniture Components segment for proceeds (net of expenses) of approximately $58.0 million in cash.  We recognized a pre-tax gain of approximately $29.6 million on the disposal of these operations ($27.6 million, net of income taxes of approximately $1.9 million).  Such pre-tax gain includes income of $12.7 million associated with the reclassification out of accumulated other comprehensive income related to foreign currency translation.  The income tax associated with the pre-tax gain on disposal is significantly less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized in part because such benefit did not meet the “more-likely-than-not” recognition criteria and in part because we have not previously elected to claim a credit with respect to foreign income taxes paid because our tax elections are consistent with the elections of Contran and Contran had not previously elected to claim a credit.

Selected financial data for the operations of the disposed Furniture Components segment for the year ended December 31, 2012 is presented below (in thousands):

Net sales	$60,722
Operating income	$7,364
Other income, net	25
Interest expense	(105)
Income before income taxes	7,284
Income tax expense	(3,484)
Net income	$3,800

We have reclassified our 2012 Consolidated Statement of Income to reflect the disposed operations as discontinued operations.  We have not reclassified our December 31, 2012 Consolidated Statement of Cash Flows to reflect discontinued operations.

In conjunction with the sale of our Furniture Components segment, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component subsidiary.  In 2013 an agreement was entered into with a third party to sell the land for $3.0 million, all of which was received during 2013.

Note 3 – Business and geographic segments:

Our operating segments are defined as components of our continuing operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2014, we had two operating segments – Security Products and Marine Components.  In December 2012, we sold our Furniture Components segment.  See Note 2.

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

	Years ended December 31,
	2012		2013	2014
	(In thousands)
Net sales:
Security Products	$73,715		$81,510	$91,470
Marine Components	9,481		10,535	12,376
Total	$83,196		$92,045	$103,846
Operating income (loss):
Security Products	$14,143		$16,142	$18,740
Marine Components	(819)		(148)	705
Corporate	(7,906	)(a)	(6,666)	(5,838)
Total operating income	5,418		9,328	13,607
Other non-operating income, net	-		40	66
Interest expense	(479)		(127)	-
Income from continuing operations before income taxes	$4,939		$9,241	$13,673
(a)	Corporate operating expenses include write-downs and loss on the disposal of certain assets held for sale of $1.2 million in 2012. See Note 7.

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Depreciation and amortization:
Security Products	$2,618	$2,460	$2,771
Furniture Components*	2,404	-	-
Marine Components	687	741	732
Corporate	63	69	30
Total	$5,772	$3,270	$3,533
Capital expenditures:
Security Products	$2,029	$3,171	$2,571
Furniture Components*	1,721	-	-
Marine Components	713	310	250
Corporate	14	20	4
Total	$4,477	$3,501	$2,825

Net sales point of destination:
United States	$78,268	$87,307	$98,994
Canada	2,194	2,195	1,927
Mexico	1,249	1,129	1,124
Other	1,485	1,414	1,801
Total	$83,196	$92,045	$103,846

	Years ended December 31,
	2012	2013	2014
	(In thousands)

Total assets:
Security Products	$69,143	$69,918	$72,111
Marine Components	9,689	9,782	9,951
Corporate and eliminations	71,351	41,978	49,473
Total	$150,183	$121,678	$131,535

Net property and equipment for 2012, 2013 and 2014 is entirely located in the United States.
*	Denotes disposed operations. See Note 2.

Note 4 – Accounts receivable, net:

	December 31,
	2013	2014
	(In thousands)
Account receivable, net:
Security Products	$7,813	$7,912
Marine Components	849	913
Allowance for doubtful accounts	(128)	(78)
Total accounts receivable, net	$8,534	$8,747

Note 5 – Inventories:

	December 31,
	2013	2014
	(In thousands)
Raw materials:
Security Products	$2,565	$2,805
Marine Components	1,000	588
Total raw materials	3,565	3,393
Work-in-process:
Security Products	5,992	8,889
Marine Components	704	1,382
Total work-in-process	6,696	10,271
Finished goods:
Security Products	2,349	2,331
Marine Components	625	868
Total finished goods	2,974	3,199
Total inventories, net	$13,235	$16,863

Note 6 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which correspond to our operating segments.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  Prior to 2013, we used a quantitative assessment in determining the estimated fair value of the reporting units, using appropriate valuation techniques such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  In 2013 we adopted the guidance in ASU No. 2011-08 for testing goodwill for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Based on our qualitative assessment, a quantitative assessment was not required for 2013 or 2014.

In 2012, 2013 and 2014, goodwill for all applicable reporting units was tested for impairment only in the third quarter of each year in connection with our annual testing date.  No impairment was indicated as part of our annual reviews of goodwill. Prior to 2012, we recorded a $9.9 million goodwill impairment in our Marine Components segment.  Our gross goodwill at December 31, 2014 is $33.6 million.

Changes in the carrying amount of goodwill related to our operations during the past three years are presented in the table below.  In December 2012, we sold our Furniture Components segment.  See Note 2.  The remaining net goodwill balance was generated from acquisitions relating to Security Products prior to 2001.

	Security Products	Furniture Components	Total
	(In millions)
Balance at December 31, 2011	$23.7	$10.5	$34.2
Sale of disposed operations	-	(10.8)	(10.8)
Changes in currency exchange rates	-	0.3	0.3
Balance at December 31, 2012, 2013 and 2014	$23.7	$-	$23.7

Note 7 – Other noncurrent:

	December 31,
	2013	2014
	(In thousands)
Assets held for sale	$532	$590
Other	41	9
Total other noncurrent assets	$573	$599

Prior to 2013, our assets held for sale consisted of two facilities (land, building and building improvements) and certain unimproved land, all of which were formerly used in our operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  During 2012 we obtained updated independent appraisals of the significant assets.  Based on these appraisals, we recognized a write-down in the third quarter of $405,000 to reduce the carrying value of the assets to their estimated fair value less cost to sell.  Subsequently we sold one of the facilities in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $757,000 in 2012.  In 2013 we sold the remaining facility for net proceeds of $1.6 million, which approximated the carrying value of the assets as of the date of the sale.  At December 31, 2013 and 2014, our assets held for sale consisted only of the unimproved land.

The write-down on the assets held for sale and the loss on the sale of the facility in 2012 are included in corporate operating expense. See Note 3.

Note 8 – Accounts payable and accrued liabilities:

	December 31,
	2013	2014
	(In thousands)
Accounts payable	$1,452	$3,850
Accrued liabilities:
Employee benefits	6,788	7,388
Customer tooling	388	407
Taxes other than on income	378	266
Professional	86	231
Insurance	243	217
Other	376	437
Total	$9,711	$12,796

Note 9 – Income taxes:

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

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Provision for income taxes:
Currently payable	$1,633	$2,310	$4,544
Deferred income tax expense (benefit)	(218)	916	468
Total	$1,415	$3,226	$5,012
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,729	$3,234	$4,787
State income taxes and other, net	173	294	627
Tax credits	(170)	(200)	(378)
Valuation allowance	(317)	(102)	(24)
Total	$1,415	$3,226	$5,012
Comprehensive provision for income tax allocable to:
Income from continuing operations	$1,415	$3,226	$5,012
Discontinued operations	5,397	-	-
Total	$6,812	$3,226	$5,012

The components of net deferred tax assets (liabilities) are summarized below.

	December 31,
	2013	2014
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$932	$835
Property and equipment	(4,348)	(4,706)
Accrued liabilities and other deductible differences	63	46
Accrued employee benefits	1,513	1,577
Tax loss and credit carryforwards	28	4
Goodwill	(2,559)	(2,625)
Other taxable differences	(12)	(7)
Valuation allowance	(24)	-
Total	$(4,407)	$(4,876)
Net current deferred tax assets	2,493	2,444
Net noncurrent deferred tax liabilities	(6,900)	(7,320)
Total	$(4,407)	$(4,876)

Our tax loss and credit carryforwards at December 31, 2014 relate to a U.S. federal research and development credit carryforward.  At December 31, 2013, we concluded that the benefit associated with a portion of our U.S. state net operating loss did not meet the more-likely-than-not recognition criteria, accordingly we recognized a deferred income tax asset valuation allowance of $24,000 at December 31, 2013 with respect to such carryforwards.  We utilized all of our state net operating losses in 2014, and consequently we reversed the remaining portion of our income tax valuation allowance.  Our provision for income taxes attributable to continuing operations includes a benefit of $317,000 in 2012, $102,000 in 2013 and $24,000 in 2014 related to changes in such valuation allowance.

We file income tax returns in U.S. federal and various state and local jurisdictions.  Prior to 2012, we also filed income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2011 are generally considered closed to examination by applicable tax authorities.

Note 10 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2011	2,386,107	10,000,000
Issued	6,000	-
Balance at December 31, 2012	2,392,107	10,000,000
Issued	5,000	-
Balance at December 31, 2013	2,397,107	10,000,000
Issued	7,000	-
Balance at December 31, 2014	2,404,107	10,000,000

Class A and Class B common stock.  The shares of Class A common stock and Class B common stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of the Class B common stock.  Holders of Class A common stock are entitled to one vote per share.  NL, which holds all of the outstanding shares of Class B common stock, is entitled to one vote per share in all matters except for election of directors, for which NL is entitled to ten votes per share.  Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval, except as otherwise required by applicable law.  Each share of Class A common stock and Class B common stock have an equal and ratable right to receive dividends to be paid from our assets when and if declared by the board of directors.  In the event of the dissolution, liquidation or winding up of our operations, the holders of Class A common stock and Class B common stock will be entitled to share equally and ratably in the assets available for distribution after payments are made to our creditors and to the holders of any of our preferred stock that may be outstanding at the time.  Shares of the Class A common stock have no conversion rights.  Under certain conditions, shares of Class B common stock will convert, on a share-for-share basis, into shares of Class A common stock.

Share repurchases and cancellations.  Prior to 2012, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2012, 2013 or 2014 and at December 31, 2014, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2014, 188,000 shares were available for award under this plan.

Dividends.  In May 2013, our board of directors reduced our regular quarterly dividend from $0.125 per share to $.05 per share, effective with our second quarter 2013 dividend.  Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

Note 11 – Related party transactions:

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

From time to time, we will have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL in which, as amended, we have agreed to loan NL up to $40 million.  As amended, our loans to NL would bear interest at the prime rate less .75%, with all principal due on demand on or after March 31, 2016 (and in any event no later than December 31, 2016), with interest payable quarterly.  The principal amount we lend to NL at any time is at our discretion.  We made no loans to NL during 2012, 2013 or 2014.

Prior to 2012, we issued a promissory note payable to TIMET Finance Management Company, a former affiliate, which bore interest at LIBOR plus 1% (payable quarterly) and provided for quarterly principal repayments of $250,000 with the balance due at maturity in September 2014.  The promissory note was prepayable at any time at our option, without penalty, and we prepaid all remaining outstanding principal and interest under this promissory note in July 2013.  Repayments of principal under this promissory note were $3.8 million in 2012 and $18.5 million in 2013 (including the amount paid upon final payment).  We recognized interest expense of $303,000 in 2012 and $127,000 in 2013 on this promissory note.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.7 million in 2012, $3.9 million in 2013 and $3.0 million in 2014.  This agreement is renewed annually, and we expect to pay $3.0 million under the ISA during 2015.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.2 million in 2012, $1.0 million in 2013 and $1.1 million in 2014.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2015.

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

Note 12 – Commitments and contingencies:

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our continuing operations accounted for approximately 38% of sales in 2012, 42% in 2013, and 47% in 2014.  United States Postal Service, a customer of the Security Products segment, accounted for 13% of total sales in 2014 and 2013.  Harley Davidson, also a customer of the Security Products segment, accounted for approximately 12%, in 2012, 2013 and 2014.

Rent expense related to continuing operations was not significant in 2012, 2013 or 2014 and at December 31, 2014, future minimum rentals under noncancellable operating leases are also not significant.

Note 13 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2013		2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$38,753	$38,753	$45,570	$45,570
Accounts receivable, net	8,534	8,534	8,747	8,747
Accounts payable	1,452	1,452	3,850	3,850

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 14 – Recent Accounting Pronouncements:

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

Note 15 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2013:
Net sales	$21.5	$24.0	$24.2	$22.3
Gross profit	6.0	7.6	7.5	6.5
Operating income	1.4	2.9	3.0	2.0
Net income	0.9	1.8	2.0	1.3

Basic and diluted earnings per share	$.07	$.15	$.16	$.11
2014:
Net sales	$25.8	$26.8	$26.5	$24.7
Gross profit	7.7	8.6	8.1	7.8
Operating income	3.3	3.9	3.4	3.0
Net income	2.1	2.6	2.2	1.7

Basic and diluted earnings per share	$.17	$.21	$.18	$.14

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.