Form 10-Q
period 2015-03-31
COMPX INTERNATIONAL INC
filed 2015-05-07
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Number of shares of common stock outstanding on May 4, 2015:

Class A: 2,404,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2014	2015
		(unaudited)
Current assets:
Cash and cash equivalents	$45,570	$41,155
Accounts receivable, net	8,747	12,167
Inventories, net	16,863	16,824
Deferred income taxes	2,444	2,444
Prepaid expenses and other	556	529
Total current assets	74,180	73,119
Other assets:
Goodwill	23,742	23,742
Other noncurrent	599	595
Total other assets	24,341	24,337
Property and equipment:
Land	4,928	4,928
Buildings	20,906	20,907
Equipment	61,835	62,397
Construction in progress	909	1,140
	88,578	89,372
Less accumulated depreciation	55,564	56,426
Net property and equipment	33,014	32,946
Total assets	$131,535	$130,402

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2015
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$12,796	$9,282
Income taxes payable to affiliates	433	1,121
Total current liabilities	13,229	10,403
Noncurrent liabilities -
Deferred income taxes	7,320	7,219
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,342	55,342
Retained earnings	55,520	57,314
Total stockholders' equity	110,986	112,780
Total liabilities and stockholders’ equity	$131,535	$130,402

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2014	2015
	(unaudited)
Net sales	$25,781	$27,891
Cost of goods sold	18,032	19,325
Gross profit	7,749	8,566
Selling, general and administrative expense	4,461	4,866
Operating income	3,288	3,700
Interest income	5	9
Income before taxes	3,293	3,709
Provision for income taxes	1,153	1,295
Net income	$2,140	$2,414

Basic and diluted net income per common share	$0.17	$0.19

Cash dividends per share	$0.05	$0.05

Basic and diluted weighted average shares outstanding	12,397	12,404

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$2,140	$2,414
Depreciation and amortization	879	886
Deferred income taxes	(78)	(101)
Other, net	85	80
Change in assets and liabilities:
Accounts receivable, net	(4,194)	(3,427)
Inventories, net	(1,970)	(34)
Accounts payable and accrued liabilities	(199)	(3,537)
Accounts with affiliates	882	688
Other, net	117	26
Net cash used in operating activities	(2,338)	(3,005)
Cash flows from investing activities -
Capital expenditures	(747)	(790)
Cash flows from financing activities -
Dividends paid	(619)	(620)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(3,704)	(4,415)
Balance at beginning of period	38,753	45,570
Balance at end of period	$35,049	$41,155
Supplemental disclosures - cash paid for:
Income taxes	341	701

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2015

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2014	$24	$100	$55,342	$55,520	$110,986
Net income	—	—	—	2,414	2,414
Cash dividends	—	—	—	(620)	(620)
Balance at March 31, 2015	$24	$100	$55,342	$57,314	$112,780

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2015. We manufacture and sell component products (security products and recreational marine components). At March 31, 2014, (i) Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015 (the “2014 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2015 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2014	2015
	(In thousands)
Net sales:
Security Products	$22,964	$24,658
Marine Components	2,817	3,233
Total net sales	$25,781	$27,891

Operating income (loss):
Security Products	$4,699	$4,946
Marine Components	(16)	259
Corporate operating expenses	(1,395)	(1,505)
Total operating income	3,288	3,700
Interest income	5	9
Income before taxes	$3,293	$3,709

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2014	2015
	(In thousands)
Accounts receivable, net:
Security Products	$7,912	$10,946
Marine Components	913	1,307
Allowance for doubtful accounts	(78)	(86)

Total accounts receivable, net	$8,747	$12,167

Note 4 – Inventories, net:

	December 31,	March 31,
	2014	2015
	(In thousands)
Raw materials:
Security Products	$2,805	$2,789
Marine Components	588	529
Total raw materials	3,393	3,318
Work-in-process:
Security Products	8,889	9,351
Marine Components	1,382	1,378
Total work-in-process	10,271	10,729
Finished goods:
Security Products	2,331	1,785
Marine Components	868	992
Total finished goods	3,199	2,777
Total inventories, net	$16,863	$16,824

Note 5 – Other noncurrent assets:

	December 31,	March 31,
	2014	2015
	(In thousands)
Assets held for sale	$590	$590
Other	9	5
Total other noncurrent assets	$599	$595

Note 6 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2014	2015
	(In thousands)
Accounts payable	$3,850	$3,634
Accrued liabilities:
Employee benefits	7,388	3,722
Customer tooling	407	354
Taxes other than on income	266	437
Insurance	217	232
Professional	231	411
Other	437	492
Total accounts payable and accrued liabilities	$12,796	$9,282

Note 7 – Provision for income taxes:

	Three months ended
	March 31,
	2014	2015
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,153	$1,298
State income taxes and other, net	-	(3)
Total income tax expense	$1,153	$1,295

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2014		2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$45,570	$45,570	$41,155	$41,155
Accounts receivable, net	8,747	8,747	12,167	12,167
Accounts payable	3,850	3,850	3,634	3,634

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Recent Accounting Pronouncements:

In May 2014, FASB issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning in the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the standard.

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

We reported operating income of $3.7 million in the first quarter of 2015 compared to $3.3 million in the same period of 2014.  Our operating income increased in 2015 primarily due to the positive impact of higher sales in 2015, primarily from an increase in sales to existing Security Products customers.

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

Results of Operations

	Three months ended March 31,
	2014	%	2015	%
	(Dollars in thousands)
Net sales	$25,781	100.0%	$27,891	100.0%
Cost of goods sold	18,032	69.9	19,325	69.3
Gross profit	7,749	30.1	8,566	30.7
Operating costs and expenses	4,461	17.3	4,866	17.4
Operating income	$3,288	12.8%	$3,700	13.3%

Net sales. Net sales increased $2.1 million in the first quarter of 2015 compared to the same period of 2014, led by strong demand within Security Products for an existing government customer and to a lesser extent increased demand for fuel security products as well as increased sales to the office equipment market.  Sales of Marine Components also contributed to the increase in sales primarily as a result of improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased by less than 1% in the first quarter of 2015 compared to the same period in 2014. As a result, gross profit as a percentage of sales increased over the same period. Gross profit dollars increased due to sales growth in both the Security Products and Marine Components segments.  The increase in gross profit percentage is attributable to Marine Components, which achieved improvement in manufacturing efficiencies as well as increased leverage of fixed manufacturing costs over increased production volumes.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses increased in the first quarter of 2015 as compared to the same period in 2014 primarily due to increased administrative personnel costs to support the growth in volume for Security Products.

Operating income. As a percentage of net sales, operating income for the first quarter of 2015 increased slightly compared to the same period of 2014 and was primarily impacted by the factors impacting gross profit percentage and operating costs and expenses above.

Provision for income taxes.  A tabular reconciliation of our statutory income tax provision to our actual tax provision is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended March 31,		%
	2014	2015	Change
	(In thousands)
Net sales:
Security Products	$22,964	$24,658	7%
Marine Components	2,817	3,233	15%
Total net sales	$25,781	$27,891	8%
Gross profit:
Security Products	$7,254	$7,771	7%
Marine Components	495	795	61%
Total gross profit	$7,749	$8,566	11%
Operating income (loss):
Security Products	$4,699	$4,946	5%
Marine Components	(16)	259	1719%
Corporate operating expenses	(1,395)	(1,505)	(8)%
Total operating income	$3,288	$3,700	13%

Security Products. Security Products net sales increased 7% in the first quarter of 2015 compared to the same period last year. The increase in sales is primarily due to an increase of approximately $1.2 million in sales of products to existing government customers as well as increased demand of $240,000 for fuel security products and increased sales of $239,000 to existing office equipment customers.  Gross profit as a percentage of sales in 2015 was comparable to the same period in 2014.  Operating income as a percentage of net sales in the first quarter of 2015 was slightly lower than the first quarter of 2014 due to increased operating costs and expenses, including increased administrative personnel and benefits costs of approximately $213,000.

Marine Components. Marine Components net sales increased 15% in the first quarter of 2015 as compared to the same period last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market. Gross profit and operating income as a percentage of net sales improved in the first quarter of 2015 compared to the first quarter of 2014 due to improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher volumes.

Outlook. First quarter sales reflect continued strong demand for our products. The primary driver continues to be existing original equipment manufacturer (“OEM”) customers, including requirements for certain government security applications. While demand has been particularly strong in certain markets, including electronic locks, office furniture and marine components, we have not experienced the consistently strong demand from our small business customers that we might expect in a broader economic upturn. We continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets. We anticipate continued strong demand for our products throughout 2015, though we expect security product demand for government security applications to decrease in the second half of the year.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Our net cash used by operating activities for the first three months of 2015 increased by $667,000 as compared to the first three months of 2014 primarily due to the net effects of:

●	The positive impact of higher operating income in 2015 of approximately $412,000;
●	The negative impact of higher net cash paid for taxes in 2015 of approximately $360,000; and
●

The negative impact of higher net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our operations of approximately $635,000 in 2015, primarily related to the timing of accounts payable payments.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2014 to March 31, 2015 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.   Overall, our March 31, 2015 days sales outstanding compared to December 31, 2014 is in line with our expectations. For comparative purposes, we have provided December 31, 2013 and March 31, 2014 numbers below.

Days Sales Outstanding:	December 31, 2013	March 31, 2014	December 31, 2014	March 31, 2015
Security Products	35 Days	45 Days	32 Days	40 Days
Marine Components	35 Days	41 Days	32 Days	36 Days
Consolidated CompX	35 Days	45 Days	32 Days	40 Days

As shown below, our total average number of days in inventory decreased from December 31, 2014 to March 31, 2015 primarily as a result of intentional 2014 fourth quarter inventory builds in each of our segments to prepare for first quarter 2015 sales.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2013 and March 31, 2014 numbers below.

Days in Inventory:	December 31, 2013	March 31, 2014	December 31, 2014	March 31, 2015
Security Products	71 Days	72 Days	85 Days	75 Days
Marine Components	110 Days	107 Days	125 Days	108 Days
Consolidated CompX	76 Days	76 Days	90 Days	79 Days

Investing activities. Investing activities consisted only of those capital expenditures made in the normal course of business and were comparable for the noted periods.

Financing activities.  Financing activities consisted only of quarterly cash dividends ($0.05 per share) and were comparable for the noted periods.

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

All of the $41.2 million aggregate cash and cash equivalents at March 31, 2015 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2015 totaled $1.6 million.  Our 2015 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2014 Annual Report, and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2014 Annual Report.

Recent accounting pronouncements –

See Note 9 to the Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first quarter of 2015 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report.

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

●	Future demand for our products,
●

Changes in our raw material and other operating costs (such as zinc, brass and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new product features,
●	Future litigation,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,

●	The impact of current or future government regulations (including employee healthcare benefit related regulations),
●	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems,
●	General global economic and political conditions that introduce instability into the U.S. economy (such as changes in the level of gross domestic product in various regions of the world),
●

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks); and

●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2014 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2014 Annual Report. See also Note 8 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2014 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2015.

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

COMPX INTERNATIONAL INC.
(Registrant)
Date:	May 6, 2015	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller