Form 10-Q
period 2015-06-30
COMPX INTERNATIONAL INC
filed 2015-08-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Number of shares of common stock outstanding on July 31, 2015:

Class A: 2,411,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2014	2015
		(unaudited)
Current assets:
Cash and cash equivalents	$45,570	$43,005
Accounts receivable, net	8,747	13,073
Inventories, net	16,863	16,118
Deferred income taxes	2,444	2,444
Prepaid expenses and other	556	652
Total current assets	74,180	75,292
Other assets:
Goodwill	23,742	23,742
Other noncurrent	599	591
Total other assets	24,341	24,333
Property and equipment:
Land	4,928	4,928
Buildings	20,906	21,028
Equipment	61,835	62,780
Construction in progress	909	1,478
	88,578	90,214
Less accumulated depreciation	55,564	57,203
Net property and equipment	33,014	33,011
Total assets	$131,535	$132,636

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2015
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$12,796	$9,883
Income taxes payable to affiliates	433	607
Total current liabilities	13,229	10,490
Noncurrent liabilities:
Deferred income taxes	7,320	7,096
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,342	55,422
Retained earnings	55,520	59,504
Total stockholders' equity	110,986	115,050
Total liabilities and stockholders’ equity	$131,535	$132,636

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Net sales	$26,848	$28,918	$52,629	$56,808
Cost of goods sold	18,235	19,758	36,267	39,082
Gross profit	8,613	9,160	16,362	17,726
Selling, general and administrative expense	4,701	4,854	9,162	9,719
Operating income	3,912	4,306	7,200	8,007
Interest income	7	8	12	16
Income before taxes	3,919	4,314	7,212	8,023
Provision for income taxes	1,363	1,504	2,516	2,799
Net income	$2,556	$2,810	$4,696	$5,224

Basic and diluted net income per common share	$0.21	$0.23	$0.38	$0.42

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Basic and diluted weighted average shares outstanding	12,400	12,407	12,398	12,405

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$4,696	$5,224
Depreciation and amortization	1,744	1,771
Deferred income taxes	(258)	(224)
Other, net	298	216
Change in assets and liabilities:
Accounts receivable, net	(3,795)	(4,348)
Inventories, net	(2,784)	632
Accounts payable and accrued liabilities	1,303	(2,762)
Accounts with affiliates	362	174
Other, net	136	(95)
Net cash provided by operating activities	1,702	588
Cash flows from investing activities -
Capital expenditures	(1,624)	(1,913)
Cash flows from financing activities -
Dividends paid	(1,240)	(1,240)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(1,162)	(2,565)
Balance at beginning of period	38,753	45,570
Balance at end of period	$37,591	$43,005
Supplemental disclosures - cash paid for:
Income taxes	$2,410	$2,848

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2015

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2014	$24	$100	$55,342	$55,520	$110,986
Net income	—	—	—	5,224	5,224
Issuance of common stock	—	—	80	—	80
Cash dividends	—	—	—	(1,240)	(1,240)
Balance at June 30, 2015	$24	$100	$55,422	$59,504	$115,050

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2015. We manufacture and sell component products (security products and recreational marine components). At June 30, 2015, (i) Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (“Contran”)  owns 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015 (the “2014 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2015 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands)		(In thousands)
Net sales:
Security Products	$23,045	$25,059	$46,009	$49,716
Marine Components	3,803	3,859	6,620	7,092
Total net sales	$26,848	$28,918	$52,629	$56,808

Operating income (loss):
Security Products	$4,842	$5,254	$9,542	$10,200
Marine Components	521	606	505	866
Corporate operating expenses	(1,451)	(1,554)	(2,847)	(3,059)
Total operating income	3,912	4,306	7,200	8,007
Interest income	7	8	12	16
Income before taxes	$3,919	$4,314	$7,212	$8,023

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2014	2015
	(In thousands)
Accounts receivable, net:
Security Products	$7,912	$11,717
Marine Components	913	1,457
Allowance for doubtful accounts	(78)	(101)
Total accounts receivable, net	$8,747	$13,073

Note 4 – Inventories, net:

	December 31,	June 30,
	2014	2015
	(In thousands)
Raw materials:
Security Products	$2,805	$2,885
Marine Components	588	583
Total raw materials	3,393	3,468
Work-in-process:
Security Products	8,889	8,926
Marine Components	1,382	1,397
Total work-in-process	10,271	10,323
Finished goods:
Security Products	2,331	1,509
Marine Components	868	818
Total finished goods	3,199	2,327
Total inventories, net	$16,863	$16,118

Note 5 – Other noncurrent assets:

	December 31,	June 30,
	2014	2015
	(In thousands)
Assets held for sale	$590	$590
Other	9	1
Total other noncurrent assets	$599	$591

Note 6 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2014	2015
	(In thousands)
Accounts payable	$3,850	$2,930
Accrued liabilities:
Employee benefits	7,388	5,346
Customer tooling	407	434
Taxes other than on income	266	368
Insurance	217	227
Professional	231	100
Other	437	478
Total accounts payable and accrued liabilities	$12,796	$9,883

Note 7 – Provision for income taxes:

	Six months ended
	June 30,
	2014	2015
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$2,524	$2,808
Domestic manufacturing credit	(238)	(260)
State income taxes	218	238
Nondeductible expenses	12	13
Total income tax expense	$2,516	$2,799

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2014		2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$45,570	$45,570	$43,005	$43,005
Accounts receivable, net	8,747	8,747	13,073	13,073
Accounts payable	3,850	3,850	2,930	2,930

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

As discussed in our 2014 Annual Report, prior to 2014 we entered into an unsecured revolving demand promissory note with NL in which, as amended, we agreed to loan NL up to $40 million.  The principal amount we might lend to NL at any time under such facility was at our discretion, and we made no loans to NL at any time since prior to 2014.  In June 2015, we terminated such loan facility with NL.

Note 10 – Recent accounting pronouncements:

In May 2014, FASB issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is currently effective for us beginning in the first quarter of 2017.  However, the FASB has voted to issue an ASU that would defer the required adoption date by one year, and assuming such ASU is issued by the FASB, the new standard would be effective for us beginning in the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the standard.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

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
●

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber-attacks); and

●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize (or the consequences of such development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Operations Overview

We reported operating income of $4.3 million in the second quarter of 2015 compared to $3.9 million in the same period of 2014.  We reported operating income of $8.0 million for the six month period ended June 30, 2015 compared to $7.2 million for the comparable period in 2014.  Our operating income increased for the quarter and for the six month period in 2015 due to the positive impact of higher sales in 2015, primarily from an increase to existing Security Products customers.

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

Results of Operations

	Three months ended
	June 30,
	2014	%	2015	%
	(unaudited)

Net sales	$26,848	100.0%	$28,918	100.0%
Cost of goods sold	18,235	67.9%	19,758	68.3%
Gross profit	8,613	32.1%	9,160	31.7%
Operating costs and expenses	4,701	17.5%	4,854	16.8%
Operating income	$3,912	14.6%	$4,306	14.9%

	Six months ended
	June 30,
	2014	%	2015	%
	(unaudited)

Net sales	$52,629	100.0%	$56,808	100.0%
Cost of goods sold	36,267	68.9%	39,082	68.8%
Gross profit	16,362	31.1%	17,726	31.2%
Operating costs and expenses	9,162	17.4%	9,719	17.1%
Operating income	$7,200	13.7%	$8,007	14.1%

Net sales. Net sales increased $2.1 million in the second quarter of 2015 and $4.2 million in the first six months of 2015 compared to the respective periods in 2014, led by strong demand within Security Products for existing government customers.  Increased sales of security products to the office equipment and institutional furniture markets also contributed, to a lesser extent, to the increase in sales for the six-month period.  Marine Components sales also contributed to the increase for the six-month period primarily as a result of improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit.  Cost of goods sold as a percentage of net sales increased less than 1% in the second quarter of 2015 compared to the same period in 2014.  As a result, gross profit as a percentage of net sales decreased over the same period.  The decrease in gross profit percentage for the second quarter is the result of lower variable margins due to relative changes in customer and product mix within Security Products.  As a percentage of net sales, cost of goods sold and resulting gross profit for the first six months of 2015 is comparable to the same period in 2014 as first quarter improvement in manufacturing efficiencies and increased leverage of fixed manufacturing costs over increased production volumes attributable to Marine Components was offset by lower second quarter variable margins within Security Products discussed above.  Gross profit dollars increased for both comparative periods due to sales growth in Security Products, and sales growth in Marine Components also positively impacted the gross profit dollars comparison in the year-to-date period.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment. Operating costs and expenses were comparable for the second quarter of 2015 compared to the same period in 2014.  Operating costs and expenses increased for the first six months of 2015 compared to the same period of 2014 primarily due to increased administrative personnel costs to support the growth in volume for Security Products.

Operating income. As a percentage of net sales, operating income increased slightly for the second quarter and first six months of 2015 compared to the same periods in 2014.  These increases were primarily the result of the factors impacting gross margin and operating costs and expenses above.

Provision for income taxes. A tabular reconciliation of our statutory income tax provision to our actual tax provision is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2015	% Change	2014	2015	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$23,045	$25,059	9%	$46,009	$49,716	8%
Marine Components	3,803	3,859	1%	6,620	7,092	7%
Total net sales	$26,848	$28,918	8%	$52,629	$56,808	8%
Gross profit:
Security Products	$7,573	$8,053	6%	$14,827	$15,823	7%
Marine Components	1,040	1,107	6%	1,535	1,903	24%
Total gross profit	$8,613	$9,160	6%	$16,362	$17,726	8%
Operating income:
Security Products	$4,842	$5,254	9%	$9,542	$10,200	7%
Marine Components	521	606	16%	505	866	71%
Corporate operating expenses	(1,451)	(1,554)	-7%	(2,847)	(3,059)	-7%
Total operating income	$3,912	$4,306	10%	$7,200	$8,007	11%
Gross profit margin:
Security Products	32.9%	32.1%		32.2%	31.8%
Marine Components	27.3%	28.7%		23.2%	26.8%
Total gross profit margin	32.1%	31.7%		31.1%	31.2%
Operating income margin:
Security Products	21.0%	21.0%		20.7%	20.5%
Marine Components	13.7%	15.7%		7.6%	12.2%
Total operating income margin	14.6%	14.9%		13.7%	14.1%

Security Products. Security Products net sales increased 9% in the second quarter and 8% in the first six months of 2015 compared to the same periods last year.  The increase in net sales is primarily due to increases in sales to existing government customers of $2.0 million and $3.2 million in the second quarter and year-to-date periods, respectively, as well as increased sales of approximately $500,000 in the year-to-date period to existing office equipment and institutional furniture customers.

Gross profit as a percentage of sales for the second quarter and the first six months of 2015 decreased compared to the same periods in 2014 primarily due to relative changes in customer and product mix, resulting in lower variable margins, partially offset by increased coverage of fixed costs as a result of higher sales volumes.  Operating costs and expenses in the second quarter of 2015 were comparable to the second quarter of 2014.  For the first six months of 2015, operating costs and expenses increased approximately $338,000 primarily due to increased administrative personnel and benefits costs.  Operating income as a percentage of net sales in the second quarter and first six months of 2015 was comparable to the same periods in 2014 as a result of the factors impacting gross profit margin above offset by increased coverage of operating costs and expenses as a result of higher 2015 production volumes.

Marine Components. Marine Components net sales increased 1% and 7% in the second quarter and first six months of 2015, respectively, as compared to the same periods last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market.  Gross profit and operating income as a percentage of sales improved for the second quarter and first six months of 2015 compared to the same periods in 2014 due to improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook.   Sales have been very strong for the first half of 2015, with the growth over 2014 primarily attributable to requirements for certain government security applications. While demand has improved over prior year in certain other markets, including office equipment and marine components, we have not experienced broad-based demand increases in other markets or from our small business customers. We continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets. We anticipate continued strong demand for our products throughout 2015, though Security Product demand for government security applications may decrease in the second half of the year.

As in prior periods, we continue to monitor general economic conditions and sales order rates and we will respond to fluctuations in customer demand through continuous evaluation in staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Our net cash provided by operating activities for the first six months of 2015 decreased by $1.1 million as compared to the first six months of 2014.  The decrease is primarily due to the net effects of:

●

The negative impact of higher net cash used by relative changes in our inventories, receivables, payables, and non-tax-related accruals attributable to our operations of approximately $1.2 million in 2015, primarily related to the timing of accounts payable payments;

●	The negative impact of higher net cash paid for taxes in 2015 of $438,000, primarily related to our increased profitability; and
●	The positive impact of higher operating income in 2015 of $807,000.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2014 to June 30, 2015 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.   Overall, our June 30, 2015 days sales outstanding compared to December 31, 2014 is in line with our expectations. For comparative purposes, we have provided December 31, 2013 and June 30, 2015 numbers below.

Days Sales Outstanding:	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015
Security Products	35 Days	43 Days	32 Days	42 Days
Marine Components	35 Days	36 Days	32 Days	34 Days
Consolidated CompX	35 Days	42 Days	32 Days	41 Days

As shown below, our total average number of days in inventory decreased from December 31, 2014 to June 30, 2015 primarily as a result of intentional 2014 fourth quarter inventory builds in each of our segments to prepare for first quarter 2015 sales.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2013 and June 30, 2014 numbers below.

Days in Inventory:	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015
Security Products	71 Days	77 Days	85 Days	71 Days
Marine Components	110 Days	93 Days	125 Days	93 Days
Consolidated CompX	76 Days	79 Days	90 Days	74 Days

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

All of our $43.0 million aggregate cash and cash equivalents at June 30, 2015 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2015 totaled $1.1 million.  Our 2015 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2015 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report.

Related party transactions –

As previously discussed in our periodic filings with the SEC, from time to time we engage in related party transactions with affiliated companies.  In June 2015, our board of directors adopted a Policy Regarding Related Party Transactions.  Pursuant to such Policy, all related party transactions to which we are or are proposed to be a party shall be approved or ratified by our independent directors in accordance with the terms of such Policy, and such approval or ratification shall be done by our audit committee (unless another committee of our board of directors composed solely of independent directors, or all of the independent directors of our board, shall have approved or ratified the related party transaction).  For certain ongoing related party transactions to which we are a party (referred to as ordinary course of business related party transactions), such approval or ratification shall occur no less frequently than once a year.

Following adoption of such Policy, our audit committee in June 2015 reviewed, adopted and ratified the following ordinary course of business related party transactions to which we are a party in accordance with the terms of such Policy:

•

Risk Management Program – a program pursuant to which Contran and certain of its subsidiaries and related entities, including us, as a group purchase third-party insurance policies and risk management services, with the costs thereof apportioned among the participating companies; and

•

Tax Sharing Agreement – the cash payments for income taxes periodically paid by us to NL or received by us from NL, as applicable, and related items pursuant to the terms of our tax sharing agreement with NL (such tax sharing agreement being appropriate, given that we and our qualifying subsidiaries are members of the consolidated U.S. federal income tax return, and certain state and local jurisdiction income tax returns, of which Contran is the parent company).

Each of these ordinary course of business related party transactions is more fully described in the “Certain Relationships and Transactions” section of our 2015 proxy statement and Note 11 to our consolidated financial statements included in our 2014 Annual Report.  Our audit committee was not required to approve and ratify the fee we pay to Contran in 2015 under our intercorporate services agreement with Contran (such intercorporate services agreement is also described in such proxy statement and Annual Report) because such intercorporate services fee had been previously approved by all of the independent directors of our board.  See also Note 9 to our Condensed Consolidated Financial Statements.

A copy of such Policy is available on our website at www.compx.com.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2014 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2015.

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

COMPX INTERNATIONAL INC.
(Registrant)
Date:	August 5, 2015	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller