Form 10-Q
period 2015-09-30
COMPX INTERNATIONAL INC
filed 2015-11-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

Number of shares of common stock outstanding on October 29, 2015:

Class A: 2,411,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2014	2015
		(unaudited)
Current assets:
Cash and cash equivalents	$45,570	$47,904
Accounts receivable, net	8,747	11,605
Inventories, net	16,863	15,448
Deferred income taxes	2,444	2,444
Prepaid expenses and other	556	615
Total current assets	74,180	78,016
Other assets:
Goodwill	23,742	23,742
Other noncurrent	599	590
Total other assets	24,341	24,332
Property and equipment:
Land	4,928	4,928
Buildings	20,906	21,228
Equipment	61,835	63,120
Construction in progress	909	1,749
	88,578	91,025
Less accumulated depreciation	55,564	58,073
Net property and equipment	33,014	32,952
Total assets	$131,535	$135,300

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2015
		(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$12,796	$11,299
Income taxes payable to affiliates	433	290
Total current liabilities	13,229	11,589
Noncurrent liabilities:
Deferred income taxes	7,320	7,041
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,342	55,422
Retained earnings	55,520	61,124
Total stockholders' equity	110,986	116,670
Total liabilities and stockholders’ equity	$131,535	$135,300

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Net sales	$26,473	$26,505	$79,102	$83,314
Cost of goods sold	18,331	18,387	54,598	57,471
Gross profit	8,142	8,118	24,504	25,843
Selling, general and administrative expense	4,710	4,684	13,872	14,402
Operating income	3,432	3,434	10,632	11,441
Interest income	7	16	19	32
Income before taxes	3,439	3,450	10,651	11,473
Provision for income taxes	1,210	1,209	3,726	4,008
Net income	$2,229	$2,241	$6,925	$7,465

Basic and diluted net income per common share	$0.18	$0.18	$0.56	$0.60

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Basic and diluted weighted average shares outstanding	12,404	12,411	12,400	12,407

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$6,925	$7,465
Depreciation and amortization	2,643	2,646
Deferred income taxes	(283)	(279)
Other, net	341	285
Change in assets and liabilities:
Accounts receivable, net	(3,159)	(2,881)
Inventories, net	(2,030)	1,246
Accounts payable and accrued liabilities	1,993	(1,600)
Accounts with affiliates	728	(143)
Other, net	36	(60)
Net cash provided by operating activities	7,194	6,679
Cash flows from investing activities -
Capital expenditures	(2,168)	(2,484)
Other, net	(57)	-
Net cash used in investing activities	(2,225)	(2,484)
Cash flows from financing activities -
Dividends paid	(1,860)	(1,861)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	3,109	2,334
Balance at beginning of period	38,753	45,570
Balance at end of period	$41,862	$47,904
Supplemental disclosures - cash paid for:
Income taxes	$3,271	$4,424

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2015

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2014	$24	$100	$55,342	$55,520	$110,986
Net income	—	—	—	7,465	7,465
Issuance of common stock	—	—	80	—	80
Cash dividends	—	—	—	(1,861)	(1,861)
Balance at September 30, 2015	$24	$100	$55,422	$61,124	$116,670

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2015. We manufacture and sell component products (security products and recreational marine components). At September 30, 2015, (i) Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (“Contran”)  owns 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co- trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons. Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons each serve as members of the Contran board. The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran. Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015 (the “2014 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2015 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In thousands)		(In thousands)
Net sales:
Security Products	$23,237	$23,115	$69,246	$72,831
Marine Components	3,236	3,390	9,856	10,483
Total net sales	$26,473	$26,505	$79,102	$83,314

Operating income (loss):
Security Products	$4,694	$4,455	$14,235	$14,656
Marine Components	223	422	729	1,288
Corporate operating expenses	(1,485)	(1,443)	(4,332)	(4,503)
Total operating income	3,432	3,434	10,632	11,441
Interest income	7	16	19	32
Income before taxes	$3,439	$3,450	$10,651	$11,473

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2014	2015
	(In thousands)
Accounts receivable, net:
Security Products	$7,912	$10,406
Marine Components	913	1,281
Allowance for doubtful accounts	(78)	(82)
Total accounts receivable, net	$8,747	$11,605

Note 4 – Inventories, net:

	December 31,	September 30,
	2014	2015
	(In thousands)
Raw materials:
Security Products	$2,805	$2,725
Marine Components	588	537
Total raw materials	3,393	3,262
Work-in-process:
Security Products	8,889	8,443
Marine Components	1,382	1,459
Total work-in-process	10,271	9,902
Finished goods:
Security Products	2,331	1,460
Marine Components	868	824
Total finished goods	3,199	2,284
Total inventories, net	$16,863	$15,448

Note 5 – Other noncurrent assets:

	December 31,	September 30,
	2014	2015
	(In thousands)
Assets held for sale	$590	$590
Other	9	—
Total other noncurrent assets	$599	$590

Note 6 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2014	2015
	(In thousands)
Accounts payable	$3,850	$3,064
Accrued liabilities:
Employee benefits	7,388	6,417
Taxes other than on income	266	541
Customer tooling	407	402
Insurance	217	250
Professional	231	98
Other	437	527
Total accounts payable and accrued liabilities	$12,796	$11,299

Note 7 – Provision for income taxes:

	Nine months ended
	September 30,
	2014	2015
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$3,728	$4,016
Domestic manufacturing credit	(343)	(369)
State income taxes	321	342
Nondeductible expenses and other	20	19
Total income tax expense	$3,726	$4,008

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2014		2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$45,570	$45,570	$47,904	$47,904
Accounts receivable, net	8,747	8,747	11,605	11,605
Accounts payable	3,850	3,850	3,064	3,064

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

As discussed in our 2014 Annual Report, prior to 2014 we entered into an unsecured revolving demand promissory note with NL in which, as amended, we agreed to loan NL up to $40 million.  The principal amount we might lend to NL at any time under such facility was at our discretion, and we made no loans to NL at any time since prior to 2014.  In May 2015, we terminated such loan facility with NL.

Note 10 – Recent accounting pronouncements:

In May 2014, FASB issued Accounting Standards Update (“ASU’) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning in the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the standard will have on our Consolidated Financial Statements.  We currently expect to adopt the standard in the first quarter of 2018.  In addition, we have not yet determined the method we will use to adopt the standard.

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

Operations Overview

We reported operating income of $3.4 million in each of the third quarter of 2015 and 2014.  We reported operating income of $11.4 million for the nine month period ended September 30, 2015 compared to $10.6 million for the comparable period in 2014.  Our operating income increased for the nine month period in 2015 due to the positive impact of higher sales, primarily as a result of higher sales in the first six months of 2015 at both Marine Components and Security Products.

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

Results of Operations

	Three months ended
	September 30,
	2014	%	2015	%
	(Dollars in thousands)

Net sales	$26,473	100.0%	$26,505	100.0%
Cost of goods sold	18,331	69.2%	18,387	69.4%
Gross profit	8,142	30.8%	8,118	30.6%
Operating costs and expenses	4,710	17.8%	4,684	17.7%
Operating income	$3,432	13.0%	$3,434	13.0%

	Nine months ended
	September 30,
	2014	%	2015	%
	(Dollars in thousands)

Net sales	$79,102	100.0%	$83,314	100.0%
Cost of goods sold	54,598	69.0%	57,471	69.0%
Gross profit	24,504	31.0%	25,843	31.0%
Operating costs and expenses	13,872	17.5%	14,402	17.3%
Operating income	$10,632	13.5%	$11,441	13.7%

Net sales. Net sales for the third quarter of 2015 were comparable to the same period in 2014 as a slight increase in Marine Components sales was offset by a slight decrease in Security Products sales over the comparative period.  Net sales increased $4.2 million in the first nine months of 2015 compared to the same period in 2014, as a result of strong demand within Security Products for existing government customers primarily in the first half of 2015.  Marine Components sales also contributed to the increase for the nine-month period primarily as a result of improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on overall net sales comparisons.

Cost of goods sold and gross profit.  Cost of goods sold as a percentage of net sales for the third quarter of 2015 is comparable to the same period in 2014 as modestly increased variable margins for both Security Products and Marine Components were offset by increased Security Products fixed costs.  As a result, gross profit as a percentage of net sales is comparable over the same period.  As a percentage of net sales, cost of goods sold and resulting gross profit for the first nine months of 2015 are comparable to the same period in 2014 as improved variable margins and manufacturing efficiencies attributable to Marine Components were substantially offset by slightly lower variable margins and increased fixed costs within Security Products.  Gross profit dollars for the third quarter of 2015 are comparable to the same period in 2014 as increased Marine Component gross profit dollars of $190,000 were offset by decreased Security Products gross profit dollars of $214,000.  Gross profit dollars increased $1.3 million in the first nine months of 2015 compared to the same period in 2014 due to sales growth in Security Products (primarily in the first half of 2015) and sales growth in Marine Components.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment. Operating costs and expenses for the third quarter of 2015 were comparable to the same period in 2014.  Operating costs and expenses increased for the first nine months of 2015 compared to the same period of 2014 primarily due to increased administrative personnel (added in the latter half of 2014) to support the growth in volume for Security Products.

Operating income. As a percentage of net sales, operating income for the third quarter of 2015 was comparable to the same period in 2014 and increased slightly for the first nine months of 2015 compared to the same period in 2014 primarily as the result of the factors impacting gross margin and operating costs and expenses above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2015	% Change	2014	2015	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$23,237	$23,115	-1%	$69,246	$72,831	5%
Marine Components	3,236	3,390	5%	9,856	10,483	6%
Total net sales	$26,473	$26,505	0%	$79,102	$83,314	5%
Gross profit:
Security Products	$7,396	$7,182	-3%	$22,222	$23,005	4%
Marine Components	746	936	25%	2,282	2,838	24%
Total gross profit	$8,142	$8,118	0%	$24,504	$25,843	5%
Operating income:
Security Products	$4,694	$4,455	-5%	$14,235	$14,656	3%
Marine Components	223	422	89%	729	1,288	77%
Corporate operating expenses	(1,485)	(1,443)	3%	(4,332)	(4,503)	-4%
Total operating income	$3,432	$3,434	0%	$10,632	$11,441	8%
Gross profit margin:
Security Products	31.8%	31.1%		32.1%	31.6%
Marine Components	23.1%	27.6%		23.2%	27.1%
Total gross profit margin	30.8%	30.6%		31.0%	31.0%
Operating income margin:
Security Products	20.2%	19.3%		20.6%	20.1%
Marine Components	6.9%	12.4%		7.4%	12.3%
Total operating income margin	13.0%	13.0%		13.4%	13.7%

Security Products. Security Products net sales decreased less than 1% in the third quarter of 2015 compared to the same period in 2014 as increased sales to an existing government customer of approximately $225,000 was more than offset by decreases in recreational transportation sales and sales to existing office equipment and institutional furniture customers.  Security Products sales increased 5% in the first nine months of 2015 compared to the same period last year principally due to increased sales to existing government customers of $3.4 million, primarily in the first six months of the year.

Gross profit as a percentage of sales for the third quarter of 2015 decreased compared to the third quarter of 2014 due to slightly higher fixed costs for the period.  Gross profit as a percentage of sales for the first nine months of 2015 decreased compared to the same period last year due to relative changes in customer and product mix resulting in lower variable margins, and increased fixed costs, including manufacturing support staff added during 2014 in response to increased volumes.  Operating costs and expenses in the third quarter of 2015 were comparable to the third quarter of 2014.  For the first nine months of 2015, operating costs and expenses increased approximately $361,000 primarily due to increased administrative personnel and benefits costs (beginning in the latter half of 2014).  Operating income as a percentage of net sales in the third quarter and first nine months of 2015 decreased compared to the same periods in 2014 primarily as a result of the factors impacting gross profit margin above.

Marine Components. Marine Components net sales increased 5% and 6% in the third quarter and first nine months of 2015, respectively, as compared to the same periods last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market, including the introduction of new product lines to that market.  Gross profit and operating income as a percentage of sales improved for the third quarter and first nine months of 2015 compared to the same periods in 2014 due to improved variable margins as a result of changes in customer and product mix, improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook.   As anticipated, third quarter sales returned to more normalized levels following a strong first half which was led by increased demand for certain government security applications, office equipment and marine components. While third quarter sales in these markets continued to be favorable to prior year, we have not experienced broad-based demand increases in other markets we serve. We continue to benefit from diversification of our product lines and the ongoing innovation of our products, most recently with respect to our line of electronic locks for multiple high security applications, security products for gas stations and expanded offerings to the waterski/wakeboard boat markets.

It is normal for seasonal demand to subside during the fourth quarter and we will continue to remain diligent to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Our net cash provided by operating activities for the first nine months of 2015 decreased by $515,000 as compared to the first nine months of 2014.  The decrease is primarily due to the net effects of:

●	The negative impact of higher net cash paid for taxes in 2015 of $1.2 million primarily related to our increased profitability; and
●	The positive impact of higher operating income in 2015 of $809,000.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2014 to September 30, 2015 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter.   Overall, our September 30, 2015 days sales outstanding compared to December 31, 2014 is in line with our expectations. For comparative purposes, we have provided December 31, 2013 and September 30, 2014 numbers below.

Days Sales Outstanding:	December 31, 2013	September 30, 2014	December 31, 2014	September 30, 2015
Security Products	35 Days	40 Days	32 Days	41 Days
Marine Components	35 Days	39 Days	32 Days	34 Days
Consolidated CompX	35 Days	40 Days	32 Days	40 Days

As shown below, our total average number of days in inventory decreased from December 31, 2014 to September 30, 2015 primarily as a result of intentional 2014 fourth quarter inventory builds in each of our segments to prepare for first quarter 2015 sales.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2013 and September 30, 2014 numbers below.

Days in Inventory:	December 31, 2013	September 30, 2014	December 31, 2014	September 30, 2015
Security Products	71 Days	71 Days	85 Days	72 Days
Marine Components	110 Days	98 Days	125 Days	105 Days
Consolidated CompX	76 Days	75 Days	90 Days	76 Days

Investing activities.  Investing activities consisted of capital expenditures made in the normal course of business and were comparable for the noted periods.

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

All of our $47.9 million aggregate cash and cash equivalents at September 30, 2015 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2015 totaled $920,000.  Our 2015 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2014 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2014 Annual Report.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2015 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2014 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2015.

ITEM 6.	Exhibits.

Item No.	Exhibit Index
31.1	Certification
31.2	Certification
32.1	Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

We have retained a signed original of any of the above exhibits that contains signatures, and we will provide such exhibit to the Commission or its staff upon request. We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, and Audit Committee Charter, each as adopted by our board of directors on June 3, 2015, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)
Date:	November 4, 2015	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller