Form 10-K
period 2015-12-31
COMPX INTERNATIONAL INC
filed 2016-03-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2015

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

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.6 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $19.4 million.

As of February 26, 2016, 2,411,107  shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

General

CompX International Inc. (NYSE MKT: CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls, and trim tabs for the recreational marine industry.  Our products are principally designed for use in medium to high-end product applications, where design, quality and durability are valued by our customers.

At December 31, 2015, (i) NL Industries, Inc. (NYSE: NL) owns 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, NL and us.

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

Business Segments

We currently have two operating business segments – Security Products and Marine Components.  For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements.

Manufacturing, Operations and Products

Security Products.  Our Security Products segment manufactures mechanical and electronic cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electronic circuit panels, storage compartments and gas station security.  Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois shared with Marine Components.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) TuBar® and Turbine™; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above.  We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer distributors via our STOCK LOCKS® distribution program.

Marine Components.  Our Marine Components segment manufactures and distributes stainless steel exhaust components, gauges, throttle controls, trim tabs, hardware and accessories primarily for performance and ski/wakeboard boats.  Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois shared with Security Products.  Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

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
•

stainless steel (used primarily in the Marine Components segment for the manufacture of exhaust headers and pipes), aluminum (used for the manufacture of throttles and trim tabs), and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2015.  Total material costs, including purchased components, represented approximately 48% of our cost of sales in 2015.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent.  We periodically enter into such arrangements for zinc and brass.  Following a general softening of commodity metal markets during 2015, we expect commodity-related raw material prices to remain relatively stable during 2016; however, these raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2015.  Our major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM®	CompX Marine® Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® Vantage View® GEN-X®

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

In addition to sales to large OEM customers, a substantial portion of our Security Products sales are made through distributors.  We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel.  We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace.  These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2015, our ten largest customers, all customers of our Security Products segment, accounted for approximately 48% of our total sales.  United States Postal Service and Harley Davidson accounted for approximately 13% and 12%, respectively, of total sales for the year ended December 31, 2015.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

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

Employees

As of December 31, 2015, we employed 512 people, all in the United States.  We believe our labor relations are good at all of our facilities.

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

We operate in mature and highly competitive markets, resulting in pricing pressure and the need to continuously reduce costs.

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

Higher costs of our commodity-related raw materials may decrease our liquidity.

Certain of the raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

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

All of our production facilities are located in the United States and we believe all of our production facilities are in substantial compliance with applicable environmental laws.  To date, legislation and regulatory actions related to climate change have not had a material adverse effect on our financial results.  However, if new legislation or regulatory actions related to climate change were to be enacted or implemented, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements.  If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas 75240.  The following table sets forth the location, size and business operating segment for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(2)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500

SP – Security Products business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to our business.  See Note 10 to the Consolidated Financial Statements.  We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends.  Our Class A common stock is listed and traded on the NYSE MKT (symbol: CIX).  As of February 26, 2016, there were approximately 17 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 26, 2016, the closing price per share of our Class A common stock was $10.58.

	High	Low	Dividends paid
Year ended December 31, 2014
First Quarter	$14.95	$10.06	$.05
Second Quarter	11.70	9.20	.05
Third Quarter	11.50	9.83	.05
Fourth Quarter	12.55	10.10	.05
Year ended December 31, 2015
First Quarter	$12.13	$10.55	$.05
Second Quarter	12.39	11.16	.05
Third Quarter	12.00	10.75	.05
Fourth Quarter	11.82	10.76	.05
January 1, 2016 through February 26, 2016	$11.68	$9.27	$-

We paid regular quarterly dividends of $.125 per share in the first quarter of 2013.  Beginning in the second quarter of 2013, we reduced our regular quarterly dividends to $.05 per share, following the December 2012 sale of our Furniture Components business.  As a result, our board of directors determined that reducing the quarterly dividend from $.125 per class A and class B share to $.05 per share was appropriate.  In February of 2016, our board of directors declared a first quarter 2016 dividend of $.05 per share, to be paid on March 15, 2016 to CompX stockholders of record as of March 7, 2016.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2010 through December 31, 2015.  The peer group index is comprised of The Eastern Company, Leggett & Platt Inc., and Strattec Security Corporation.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2010 and reinvestment of dividends.

	December 31,
	2010	2011	2012	2013	2014	2015
CompX International Inc.	$100	$133	$134	$134	$117	$113
Russell 2000 Index	100	96	111	155	162	155
Peer Group	100	105	129	153	219	219

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

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  2015 was a 53-week year; all other years shown are 52-week years.

	Years ended December 31,
	2011	2012	2013	2014	2015
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$79.8	$83.2	$92.0	$103.8	$109.0
Gross profit	24.1	24.3	27.6	32.2	33.4
Operating income	6.4	5.4	9.3	13.6	14.0
Provision for income taxes	2.5	1.4	3.2	5.0	4.9

Income from continuing operations	$3.5	$3.5	$6.0	$8.7	$9.1
Discontinued operations, net of tax(1)	4.2	31.5	-	-	-
Net income	$7.7	$35.0	$6.0	$8.7	$9.1
Diluted Earnings Per Share Data:
Continuing operations	$.28	$.28	$.49	$.70	$.73
Discontinued operations	.34	2.54	-	-	-
Net income	$.62	$2.82	$.49	$.70	$.73

Cash dividends	$.50	$.50	$.275	$.20	$.20
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets(2)	$44.9	$87.9	$61.1	$71.7	$76.9
Total assets(2)	139.0	147.5	119.2	129.1	134.8
Current liabilities	18.8	24.5	10.1	13.2	12.1
Long-term debt and note payable, including current maturities	24.2	18.5	-	-	-
Stockholders’ equity	84.7	102.1	104.7	111.0	117.7
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$16.0	$13.8	$(4.1)	$12.2	$13.5
Investing activities	7.2	51.7	1.0	(2.9)	(4.2)
Financing activities	(26.7)	(12.0)	(21.9)	(2.5)	(2.5)

(1)	In 2012, we sold our Furniture Components segment for a net gain of $27.6 million which is included in discontinued operations.
(2)

Prior period amounts have been reclassified to reflect the change in the balance sheet classification of deferred taxes adopted effective December 31, 2015.  See Note 12 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  We also manufacture stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other industries through our Marine Components segment.

Operating Income Overview

We reported operating income of $14.0 million in 2015 compared to operating income of $13.6 million in 2014 and $9.3 million in 2013.  The increase in operating income from 2014 to 2015 was impacted by the positive impact of higher sales in 2015, primarily attributable to higher sales and operating margins at Marine Components.

The increase in operating income from 2013 to 2014 was impacted by the positive impact of higher sales in 2014, primarily from an increase in Security Products sales to certain existing customers and increased market penetration in electronic locks.

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

Results of Operations - 2015 Compared to 2014 and 2014 Compared to 2013

	Years ended December 31,			%Change
	2013	2014	2015	2013-14	2014-15
	(Dollars in millions)
Net sales	$92.0	$103.8	$109.0	13%	5%
Cost of goods sold	64.4	71.6	75.6	11%	6%
Gross profit	27.6	32.2	33.4	17%	4%
Operating costs and expenses	18.3	18.6	19.4	2%	4%
Operating income	$9.3	$13.6	$14.0	46%	3%
Percent of net sales:
Cost of goods sold	70%	69%	69%
Gross margin	30%	31%	31%
Operating costs and expenses	20%	18%	18%
Operating income	10%	13%	13%

Net Sales.  Net sales increased approximately $5.2 million in 2015 led by strong demand within Security Products from existing government customers.  Marine Components also contributed to the increase primarily through higher sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

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

Costs of Goods Sold and Gross Profit.  Cost of goods sold and gross profit both increased from 2014 to 2015 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold and resulting gross profit for 2015 is comparable to 2014 as improved variable margins and manufacturing efficiencies attributable to Marine Components were substantially offset by slightly lower variable margins and increased fixed costs within Security Products.

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

Operating Costs and Expenses.  Operating costs and expenses consists primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses increased slightly in 2015 primarily as a result of increased personnel costs for Security Products.    Operating costs and expenses increased slightly in 2014 compared to 2013 primarily as a result of increased administrative personnel costs and increased depreciation for Security Products, partially offset by reduced corporate administrative personnel costs.

Operating Income.  As a percentage of net sales, operating income in 2015 was comparable to 2014, and increased by 3% in 2014 compared to 2013.  The operating margins were primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

General

Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 48% of our cost of sales in 2015, with commodity-related raw materials accounting for approximately 10% of our cost of sales.  With the exception of a moderate midyear 2014 increase in mined metals, including zinc, worldwide commodity raw material costs were mostly stable during 2013 and 2014.  During 2015, markets for our primary commodity-related raw materials, including zinc, brass and stainless steel, have generally softened and are expected to remain soft well into 2016. We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

Interest expense

Substantially all of our interest expense in 2013 relates to certain indebtedness discussed in Note 9 to our Consolidated Financial Statements.  We prepaid such indebtedness in July 2013, after which we have not had any outstanding indebtedness.  We do not expect to have any outstanding indebtedness during 2016.

Provision for income taxes

A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate of 35% is included in Note 7 to the Consolidated Financial Statements.  As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate was 35% in each of 2013 and 2015 and 37% in 2014.  Our effective income tax rate was higher in 2014 as compared to 2013 due to a reduction in our valuation allowance related to a change in estimate of the amount of our state net operating losses that we had previously determined did not meet the more-likely-than-not criteria.  Our effective income tax rate was lower in 2015 as compared to 2014 primarily due to a decrease in our state tax provision related to the scheduled reduction to the state tax rate in one of the jurisdictions in which we operate.  See Notes 7 and 10 to the Consolidated Financial Statements.  We currently expect our effective income tax rate for 2016 to be comparable to our effective income tax rate for 2015.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2013	2014	2015	2013 – 2014	2014 – 2015
	(In millions)
Net sales:
Security Products	$81.5	$91.4	$95.6	12%	5%
Marine Components	10.5	12.4	13.4	17%	8%
Total net sales	$92.0	$103.8	$109.0	13%	5%
Gross profit:
Security Products	$25.8	$29.5	$29.9	15%	1%
Marine Components	1.8	2.7	3.5	50%	29%
Total gross profit	$27.6	$32.2	$33.4	17%	4%
Operating income (loss):
Security Products	$16.1	$18.7	$18.6	16%	-1%
Marine Components	(0.1)	0.7	1.4	576%	103%
Corporate operating expenses	(6.7)	(5.8)	(6.0)	12%	-4%
Total operating income	$9.3	$13.6	$14.0	46%	3%
Operating income (loss) margin:
Security Products	20%	20%	19%
Marine Components	-1%	6%	11%
Total operating income margin	10%	13%	13%

Security Products.  Security Products net sales increased 5% to $95.6 million in 2015 compared to $91.4 million in 2014.  The increase in sales is primarily due to an increase of approximately $3.0 million in sales to existing government customers.  Gross profit margin for 2015 decreased compared to the same period in 2014 due to relative changes in customer and product mix driving lower variable margins, and increased fixed costs.  Operating costs and expenses increased approximately $510,000 in 2015 compared to 2014 primarily as a result of increased personnel costs.  Security Products operating income as a percentage of net sales for 2015 decreased compared to 2014 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Security Products net sales increased 12% to $91.4 million in 2014 compared to $81.5 million in 2013.  The increase in sales is primarily due to an increase of approximately $5.0 million in sales of new products for an existing government customer, additional sales of $2.9 million into transportation markets on strong demand from motorcycle and recreational vehicle OEM customers and a $1.7 million increase in electronic lock sales in 2014 due to increased market penetration and two significant project installations.  Gross profit margin for 2014 is comparable to the same period in 2013 as improved coverage of fixed costs over increased production volumes were offset by lower variable margins.  Additionally, operating costs and expenses for 2014 increased approximately $1.2 million, primarily as a result of increased administrative personnel and benefits costs of approximately $528,000 and increased depreciation of $227,000.  Security Products operating income as a percentage of net sales for 2014 is comparable to 2013 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Marine Components.  Marine Components net sales increased 8% in 2015 as compared to 2014.  The increase in sales was primarily due to improved demand for products sold to the ski/wakeboard boat market, including the introduction of new product lines to that market.  As a percentage of net sales, gross margin and the operating income percentage each improved due to improved pricing, changes in customer and product mix, improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Marine Components net sales increased 17% in 2014 as compared to 2013.  The increase was primarily the result of gains in market share for products sold to the ski/wakeboard boat market and other non high-performance marine markets.  As a percentage of net sales, gross margin and the operating loss percentage improved primarily due to variable margins related to product mix and increased leverage of fixed costs as a result of higher production volumes.

Outlook

The robust demand for our products experienced in 2015 was supported by continued high demand from certain large existing customers, including those serving the government security applications and recreational transportation markets. In addition, 2015 sales included over $5 million in sales for a government security end-user which is not expected to recur in 2016. We also continue to experience the benefits of innovation and diversification in our product offerings to the recreational boat markets served by our Marine Components segment. We anticipate continued strong demand for our products in 2016, though we do not expect demand for government security applications to approach 2015 volumes. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Consolidated cash flows.

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization in 2015 was comparable to 2014.  Depreciation and amortization increased in 2014 compared to 2013 primarily due to depreciation related to a new manufacturing and accounting system for our operating segments that was placed in service in January 2014.  See Note 1 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was $13.5 million in 2015 compared to $12.2 million in 2014.  The $1.3 million increase in cash provided by operating activities is primarily the net result of the positive impact of lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals of $1.2 million in 2015.

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

•	The positive impact of higher operating income in 2014 of $4.3 million; and
•	The positive impact of lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals of $2.7 million in 2014.

Cash flows from operating activities resulted in a net use of cash in 2013 due primarily to a cash payment for taxes of approximately $11.6 million related to the December 2012 sale of our disposed operations which was paid in the first quarter of 2013.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2014 to December 31, 2015 primarily as a result of the timing of sales and collections in the last month of 2015 as compared to 2014.  For comparative purposes, we have provided 2013 numbers below.

Days Sales Outstanding:	December 31, 2013	December 31, 2014	December 31, 2015
Security Products	35 Days	32 Days	32 Days
Marine Components	35 Days	32 Days	26 Days
Total	35 Days	32 Days	31 Days

As shown below, our average number of days in inventory returned to more normal levels at December 31, 2015 following the intentional fourth quarter inventory build in each of our segments at the end of 2014, in anticipation of elevated sales in early 2015.  The variability in days in inventory among our segments primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2013 numbers below.

Days in Inventory:	December 31 2013	December 31, 2014	December 31, 2015
Security Products	71 Days	85 Days	70 Days
Marine Components	110 Days	125 Days	120 Days
Total	76 Days	90 Days	76 Days

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $3.5 million in 2013, $2.8 million in 2014 and $4.2 million in 2015.  See Note 2 to our Consolidated Financial Statements.  Capital expenditures in 2015 include approximately $543,000 for an expansion to our Grayslake facility.  Approximately $838,000 and $481,000 of our 2013 and 2014 capital expenditures, respectively, relates to the implementation of a new manufacturing and accounting system for our operating segments that was implemented in January of 2014.

Aside from capital expenditures made in the normal course of business, the significant items impacting investing activities for the noted periods are as follows:

During 2013,

•	we collected $3.0 million in principal payments on a note receivable; and
•	we received $1.6 million in net proceeds on the sale of assets held for sale.

Capital expenditures for 2016 are estimated at approximately $4.4 million.  Capital spending for 2016 is expected to be funded through cash on hand and cash generated from operations.

Financing activities.  Cash dividends paid totaled $3.4 million ($.275 per share) in 2013 and $2.5 million ($.20 per share) in each of 2014 and 2015.  Beginning in the second quarter of 2013, we reduced our regular quarterly dividend from $.125 per share to $.05 per share, as discussed in Item 5 – “Market for Registrant’s Common Equity and Related Stockholder Matters.”

Other than quarterly cash dividends, the amounts included in financing activities are as follows:

During 2013, we prepaid the remaining outstanding principal on our long-term debt, plus accrued interest, without penalty; debt repayments related to principal for 2013 totaled $18.5 million.

Off balance sheet financing arrangements.  Other than certain operating leases discussed in Note 10 to the Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

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

All of our $52.3 million aggregate cash and cash equivalents at December 31, 2015, were held in the U.S.

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

Contractual obligations. As more fully described in the notes to the Consolidated Financial Statements, we are a party to various leases and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2015 by the type and date of payment.

	Payments due by period
	Total	2016	2017–2018	2019–2020	2021 and after
	(In thousands)
Operating leases	$101	$85	$16	$-	$-
Purchase obligations	9,896	9,788	108	-	-
Income taxes	470	470	-	-	-
Fixed asset acquisitions	362	362	-	-	-
Total contractual cash obligations	$10,829	$10,705	$124	$-	$-

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2015, which is assumed to be paid during 2016.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Commitments and contingencies.  See Note 10 to the Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 12 to the Consolidated Financial Statements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2015.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our goodwill at December 31, 2015 is related to our Security Products segment.  Since 2013, we have used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the two-step quantitative goodwill impairment test, as we concluded it is more likely than not that the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 5 to the Consolidated Financial Statements.

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

Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2015 because no such impairment indicators were present.

•

Income taxes – We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions is nil for each of 2014 and 2015.

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

Raw materials.  We will occasionally enter into short term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  We do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity raw material hedging programs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report.  See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2015 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our Proxy Statement.  See also Note 9 to the Consolidated Financial Statements.

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

10.4**

First Amended and Restated Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated October 15, 2015.

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

COMPX INTERNATIONAL INC.

Date: March 3, 2016	By:	/s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve L. Watson	Chairman of the Board	March 3, 2016
Steve L. Watson

/s/ David A. Bowers	Vice Chairman of the	March 3, 2016
David A. Bowers	Board and Chief Executive Officer (Principal Executive Officer)

/s/ James W. Brown	Vice President,	March 3, 2016
James W. Brown	Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Bobby D. O’Brien	Director	March 3, 2016
Bobby D. O’Brien

/s/ Norman S. Edelcup	Director	March 3, 2016
Norman S. Edelcup

/s/ Loretta J. Feehan	Director	March 3, 2016
Loretta J. Feehan

/s/ Edward J. Hardin	Director	March 3, 2016
Edward J. Hardin

/s/ Ann Manix	Director	March 3, 2016
Ann Manix

/s/ George E. Poston	Director	March 3, 2016
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CompX International Inc. and its Subsidiaries at December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the classification and presentation of deferred income taxes in 2015.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 3, 2016

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2014	2015

Current assets:
Cash and cash equivalents	$45,570	$52,347
Accounts receivable	8,747	8,760
Inventories	16,863	15,098
Prepaid expenses and other	556	704

Total current assets	71,736	76,909

Other assets:
Goodwill	23,742	23,742
Other noncurrent	599	590

Total other assets	24,341	24,332

Property and equipment:
Land	4,928	4,928
Buildings	20,906	21,231
Equipment	61,835	63,539
Construction in progress	909	1,567
	88,578	91,265

Less accumulated depreciation	55,564	57,714

Net property and equipment	33,014	33,551

Total assets	$129,091	$134,792

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2015

Current liabilities:
Accounts payable and accrued liabilities	$12,796	$11,618
Income taxes payable to affiliates	433	470

Total current liabilities	13,229	12,088

Noncurrent liabilities -
deferred income taxes	4,876	5,001

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 2,404,107 and
2,411,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value;
10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,342	55,422
Retained earnings	55,520	62,157

Total stockholders' equity	110,986	117,703

Total liabilities and stockholders’ equity	$129,091	$134,792

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2013	2014	2015

Net sales	$92,045	$103,846	$108,994
Cost of goods sold	64,471	71,598	75,593

Gross profit	27,574	32,248	33,401

Selling, general and administrative expense	18,246	18,641	19,430

Operating income	9,328	13,607	13,971

Other non-operating income, net	40	66	50
Interest expense	(127)	-	-

Income before income taxes	9,241	13,673	14,021

Provision for income taxes	3,226	5,012	4,903

Net income	$6,015	$8,661	$9,118

Basic and diluted earnings per common share	$0.49	$0.70	$0.73

Cash dividends per share	$0.275	$0.20	$0.20

Basic and diluted weighted average
shares outstanding	12,395	12,401	12,408

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2013	2014	2015

Cash flows from operating activities:
Net income	$6,015	$8,661	$9,118
Depreciation and amortization	3,270	3,533	3,536
Deferred income taxes	916	468	125
Provision for inventory reserves	228	24	233
Other, net	21	133	125
Change in assets and liabilities:
Accounts receivable, net	(12)	(251)	(46)
Inventories, net	(2,240)	(3,652)	1,532
Accounts payable and accrued liabilities	(1,245)	3,119	(1,036)
Accounts with affiliates	(11,857)	93	37
Other, net	774	42	(148)

Net cash provided by (used in) operating activities	(4,130)	12,170	13,476

Cash flows from investing activities:
Capital expenditures	(3,501)	(2,825)	(4,218)
Cash collected on promissory notes receivable	3,034	-	-
Proceeds from sale of assets held for sale	1,559	-	-
Other, net	(97)	(48)	-

Net cash provided by (used in) investing activities	995	(2,873)	(4,218)

Cash flows from financing activities:
Repayment of long-term debt	(18,480)	-	-
Dividends paid	(3,409)	(2,480)	(2,481)

Net cash used in financing activities	(21,889)	(2,480)	(2,481)

Net increase (decrease)	$(25,024)	$6,817	$6,777

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2013	2014	2015

Cash and cash equivalents -
Net increase (decrease) from:
Operating, investing and financing activities	$(25,024)	$6,817	$6,777
Balance at beginning of year	63,777	38,753	45,570

Balance at end of year	$38,753	$45,570	$52,347

Supplemental disclosures:
Cash paid for:
Income taxes	$14,167	$4,449	$4,743
Interest	222	-	-

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013, 2014 and 2015

(In thousands)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2012	$24	$100	$55,203	$46,733	$102,060

Net income	-	-	-	6,015	6,015
Cash dividends	-	-	-	(3,409)	(3,409)
Issuance of common stock	-	-	62	-	62

Balance at December 31, 2013	24	100	55,265	49,339	104,728

Net income	-	-	-	8,661	8,661
Cash dividends	-	-	-	(2,480)	(2,480)
Issuance of common stock	-	-	77	-	77

Balance at December 31, 2014	24	100	55,342	55,520	110,986

Net income	-	-	-	9,118	9,118
Cash dividends	-	-	-	(2,481)	(2,481)
Issuance of common stock	-	-	80	-	80

Balance at December 31, 2015	$24	$100	$55,422	$62,157	$117,703

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2015.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2015, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2013 and 2014 consisted of 52 weeks.  The year ended December 31, 2015 consisted of 53 weeks.  For presentation purposes, annual and quarterly information in the consolidated financial statements and accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable.

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

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead costs based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down, equal to the difference between the cost of inventory and its estimated net realizable value, based on assumptions about alternative uses, market conditions and other factors.

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs were not significant in 2013, 2014 or 2015.

Goodwill.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We evaluate goodwill for impairment annually or when circumstances indicate the carrying value may not be recoverable.  In the third quarter of 2013, we adopted Financial Accounting Standards Board ASU No. 2011-08 (now codified in ASC 350-20-35), which provided new guidance on testing goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  See Note 5.

Property and equipment; depreciation expense.  We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.2 million in 2013 and $3.5 million in 2014 and 2015.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.0 million in 2013, $2.3 million in 2014 and $2.4 million in 2015.

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

Income taxes.  We, and our parent NL, are members of the Contran Tax Group.  We have been and currently are a part of the consolidated tax returns filed by Contran for U.S. federal purposes as well as for certain U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 10.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $14.1 million in 2013, $4.4 million in 2014 and $4.7 million in 2015.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.  See Notes 7 and 12.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil in each of 2014 and 2015.

Earnings per share. Basic earnings per share of common stock is computed using the weighted average number of common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.   There were no outstanding stock options during 2013, 2014 or 2015.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our continuing operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2015, we had two operating segments – Security Products and Marine Components.

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

	Years ended December 31,
	2013	2014	2015
	(In thousands)
Net sales:
Security Products	$81,510	$91,470	$95,614
Marine Components	10,535	12,376	13,380
Total	$92,045	$103,846	$108,994
Operating income (loss):
Security Products	$16,142	$18,740	$18,585
Marine Components	(148)	705	1,433
Corporate	(6,666)	(5,838)	(6,047)
Total operating income	9,328	13,607	13,971
Other non-operating income, net	40	66	50
Interest expense	(127)	-	-

Income before income taxes	$9,241	$13,673	$14,021

	Years ended December 31,
	2013	2014	2015
	(In thousands)
Depreciation and amortization:
Security Products	$2,460	$2,771	$2,831
Marine Components	741	732	695
Corporate	69	30	10
Total	$3,270	$3,533	$3,536
Capital expenditures:
Security Products	$3,171	$2,571	$3,805
Marine Components	310	250	408
Corporate	20	4	5
Total	$3,501	$2,825	$4,218

Net sales point of destination:
United States	$87,307	$98,994	$103,737
Canada	2,195	1,927	2,352
Mexico	1,129	1,124	1,334
Other	1,414	1,801	1,571
Total	$92,045	$103,846	$108,994

	Years ended December 31,
	2013	2014	2015
	(In thousands)

Total assets:
Security Products	$68,110	$70,244	$72,561
Marine Components	9,782	9,951	12,761
Corporate and eliminations	41,293	48,896	49,470
Total	$119,185	$129,091	$134,792

Net property and equipment for 2013, 2014 and 2015 is entirely located in the United States.

Note 3 – Accounts receivable, net:

	December 31,
	2014	2015
	(In thousands)
Account receivable, net:
Security Products	$7,912	$7,995
Marine Components	913	852
Allowance for doubtful accounts	(78)	(87)
Total accounts receivable, net	$8,747	$8,760

Note 4 – Inventories:

	December 31,
	2014	2015
	(In thousands)
Raw materials:
Security Products	$2,805	$2,426
Marine Components	588	381
Total raw materials	3,393	2,807
Work-in-process:
Security Products	8,889	7,732
Marine Components	1,382	1,614
Total work-in-process	10,271	9,346
Finished goods:
Security Products	2,331	2,041
Marine Components	868	904
Total finished goods	3,199	2,945
Total inventories, net	$16,863	$15,098

Note 5 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which correspond to our operating segments.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.  In 2013 we adopted the guidance in ASU No. 2011-08 for testing goodwill for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Based on our qualitative assessment, a quantitative assessment was not required for 2013, 2014, or 2015.

In 2013, 2014 and 2015, goodwill for all applicable reporting units was tested for impairment only in the third quarter of each year in connection with our annual testing date.  No impairment was indicated as part of our annual reviews of goodwill.  Prior to 2013, we recorded a $9.9 million goodwill impairment in our Marine Components segment.  Our gross goodwill at December 31, 2015 is $33.6 million.

Our current net goodwill balance of $23.7 million was generated from acquisitions relating to Security Products prior to 2001.  There have been no changes in the carrying amount of goodwill related to our operations during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2014	2015
	(In thousands)
Accounts payable	$3,850	$2,671
Accrued liabilities:
Employee benefits	7,388	7,652
Customer tooling	407	320
Taxes other than on income	266	253
Professional	231	75
Insurance	217	244
Other	437	403
Total	$12,796	$11,618

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% are presented below.  All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2013	2014	2015
	(In thousands)
Provision for income taxes:
Currently payable	$2,310	$4,544	$4,778
Deferred income tax expense	916	468	125
Total	$3,226	$5,012	$4,903
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$3,234	$4,787	$4,908
State income taxes	317	604	387
Domestic production activities deduction	(200)	(378)	(415)
Valuation allowance	(102)	(24)	-
Other, net	(23)	23	23
Total	$3,226	$5,012	$4,903

The components of the net deferred tax liability are summarized below.

	December 31,
	2014	2015
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$835	$538
Property and equipment	(4,706)	(4,650)
Accrued liabilities and other deductible differences	46	45
Accrued employee benefits	1,577	1,695
Other deductible differences	4	4
Goodwill	(2,625)	(2,625)
Other taxable differences	(7)	(8)
Total deferred tax liability	$(4,876)	$(5,001)

We previously had certain U.S. state net operating loss carryforwards, the benefit of which we had not recognized under the more-likely-than-not recognition criteria.  We utilized a portion of such state net operating loss carryforward in 2013, and all of the remaining carryforward in 2014.  Our provision for income taxes includes a benefit of $102,000 in 2013 and $24,000 in 2014 related to changes in deferred tax asset valuation allowance associated with such carryforwards.

We file income tax returns in U.S. federal and various state and local jurisdictions.  Our income tax returns prior to 2012 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2012	2,392,107	10,000,000
Issued	5,000	-
Balance at December 31, 2013	2,397,107	10,000,000
Issued	7,000	-
Balance at December 31, 2014	2,404,107	10,000,000
Issued	7,000	-
Balance at December 31, 2015	2,411,107	10,000,000

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

Share repurchases and cancellations.  Prior to 2013, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2013, 2014 or 2015 and at December 31, 2015, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to members of our board of directors.  All of the Class A common shares we issued in 2013, 2014 and 2015 were issued under this plan.  At December 31, 2015, 181,000 shares were available for award under this plan.

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

Note 9 – Related party transactions:

We may be deemed to be controlled by Ms. Lisa Simmons and Ms. Serena Connelly.  See Note 1. Corporations that may be deemed to be controlled by or affiliated with these individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in February 2010 we entered into an unsecured revolving demand promissory note with NL in which, as amended, we agreed to loan NL up to $40 million.  As amended, our loans to NL bore interest at the prime rate less .75%, payable quarterly.  The principal amount we lent to NL at any time was at our discretion and we made no loans to NL at any time since prior to 2013.  In June 2015, we terminated such loan facility with NL.

Prior to 2013, we issued a promissory note payable to TIMET Finance Management Company, a former affiliate, which bore interest at LIBOR plus 1% (payable quarterly) and provided for quarterly principal repayments of $250,000 with the balance due at maturity in September 2014.  The promissory note was prepayable at any time at our option, without penalty, and we prepaid all remaining outstanding principal and interest under this promissory note in July 2013.  Repayments of principal under this promissory note were $18.5 million in 2013 (including the amount paid upon final payment).  We recognized interest expense of $127,000 in 2013 on this promissory note.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.9 million in 2013 and $3.0 million in 2014 and 2015.  This agreement is renewed annually, and we expect to pay $3.1 million under the ISA during 2016.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”), each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M.  Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.0 million in 2013, $1.1 million in 2014 and $1.6 million in 2015.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect that these relationships with Tall Pines and EWI will continue in 2016.

With respect to certain of such jointly-owned insurance policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

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

Environmental matters and litigation.  Our operations are governed by various federal, state and local environmental laws and regulations.  Our policy is to comply with environmental laws and regulations at all of our facilities and to continually strive to improve environmental performance in association with applicable industry initiatives.  We believe that our operations are in substantial compliance with applicable requirements of environmental laws.  From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

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

We are a party to a tax sharing agreement with Contran and NL providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  NL has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability in accordance with the tax sharing agreement.

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  Our ten largest customers accounted for approximately 42% of sales in 2013, 47% in 2014, and 48% in 2015.  United States Postal Service, a customer of the Security Products segment, accounted for 13% of total sales in 2014 and 2015.  Harley Davidson, also a customer of the Security Products segment, accounted for approximately 12%, in 2013, 2014 and 2015.

Rent expense was not significant in 2013, 2014 or 2015 and at December 31, 2015, future minimum rentals under noncancellable operating leases are also not significant.

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2014		2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$45,570	$45,570	$52,347	$52,347
Accounts receivable, net	8,747	8,747	8,760	8,760
Accounts payable	3,850	3,850	2,671	2,671

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent Accounting Pronouncements:

Adopted

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts.  Under the ASU all deferred income tax assets and liabilities will be classified as noncurrent.  The current requirement that deferred income tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. This amendment is effective for us beginning in the first quarter of 2017; however early adoption is permitted.   In addition, prospective or retrospective application is permitted.  We have elected to adopt this ASU retrospectively beginning with this Annual Report and accordingly we have presented all deferred income tax assets and liabilities as noncurrent in our Consolidated Balance Sheets and related Footnotes.  At December 31, 2014, we had previously recognized a current deferred income tax asset of $2.4 million and a noncurrent deferred tax income liability of $7.3 million.  As a result of the retrospective application of this ASU, we no longer have a current deferred income tax asset recognized at December 31, 2014, and the net noncurrent deferred income tax liability we now have recognized at December 31, 2014 is $4.9 million.

Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  We currently expect to adopt the standard in the first quarter of 2018.  In addition, we have not yet determined the method we will use to adopt the Standard.

Note 13 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2014:
Net sales	$25.8	$26.8	$26.5	$24.7
Gross profit	7.7	8.6	8.1	7.8
Operating income	3.3	3.9	3.4	3.0
Net income	2.1	2.6	2.2	1.7

Basic and diluted earnings per share	$.17	$.21	$.18	$.14
2015:
Net sales	$27.9	$28.9	$26.5	$25.7
Gross profit	8.6	9.2	8.1	7.5
Operating income	3.7	4.3	3.4	2.6
Net income	2.4	2.8	2.2	1.7

Basic and diluted earnings per share	$.19	$.23	$.18	$.13

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.