Form 10-Q
period 2016-03-31
COMPX INTERNATIONAL INC
filed 2016-05-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

Number of shares of common stock outstanding on April 28, 2016:

Class A: 2,411,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2015	2016
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$52,347	$48,058
Accounts receivable, net	8,760	11,875
Inventories, net	15,098	14,419
Prepaid expenses and other	704	1,380
Total current assets	76,909	75,732
Other assets:
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	24,332	24,332
Property and equipment:
Land	4,928	4,928
Buildings	21,231	21,231
Equipment	63,539	64,233
Construction in progress	1,567	2,116
	91,265	92,508
Less accumulated depreciation	57,714	58,623
Net property and equipment	33,551	33,885
Total assets	$134,792	$133,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,618	$8,575
Income taxes payable to affiliates	470	1,118
Total current liabilities	12,088	9,693
Noncurrent liabilities -
Deferred income taxes	5,001	4,973
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,422	55,422
Retained earnings	62,157	63,737
Total stockholders' equity	117,703	119,283
Total liabilities and stockholders’ equity	$134,792	$133,949

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2015	2016
	(unaudited)
Net sales	$27,891	$27,075
Cost of goods sold	19,325	18,870
Gross profit	8,566	8,205
Selling, general and administrative expense	4,866	4,852
Operating income	3,700	3,353
Interest income	9	32
Income before taxes	3,709	3,385
Provision for income taxes	1,295	1,185
Net income	$2,414	$2,200

Basic and diluted net income per common share	$0.19	$0.18

Cash dividends per share	$0.05	$0.05

Basic and diluted weighted average shares outstanding	12,404	12,411

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income	$2,414	$2,200
Depreciation and amortization	886	909
Deferred income taxes	(101)	(28)
Other, net	80	58
Change in assets and liabilities:
Accounts receivable, net	(3,427)	(3,121)
Inventories, net	(34)	627
Accounts payable and accrued liabilities	(3,537)	(3,066)
Accounts with affiliates	688	648
Prepaids and other, net	26	(675)
Net cash used by operating activities	(3,005)	(2,448)
Cash flows from investing activities -
Capital expenditures	(790)	(1,221)
Cash flows from financing activities -
Dividends paid	(620)	(620)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(4,415)	(4,289)
Balance at beginning of period	45,570	52,347
Balance at end of period	$41,155	$48,058
Supplemental disclosures - cash paid for:
Income taxes	$701	$565

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2016

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2015	$24	$100	$55,422	$62,157	$117,703
Net income	—	—	—	2,200	2,200
Cash dividends	—	—	—	(620)	(620)
Balance at March 31, 2016	$24	$100	$55,422	$63,737	$119,283

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2016.  We manufacture and sell component products (security products and recreational marine components).  At March 31, 2016, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016 (the “2015 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2016 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31 and December 31, as applicable.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2015	2016
	(In thousands)
Net sales:
Security Products	$24,658	$23,414
Marine Components	3,233	3,661
Total net sales	$27,891	$27,075

Operating income (loss):
Security Products	$4,946	$4,471
Marine Components	259	334
Corporate operating expenses	(1,505)	(1,452)
Total operating income	3,700	3,353
Interest income	9	32
Income before taxes	$3,709	$3,385

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2015	2016
	(In thousands)
Accounts receivable, net:
Security Products	$7,995	$10,482
Marine Components	852	1,471
Allowance for doubtful accounts	(87)	(78)
Total accounts receivable, net	$8,760	$11,875

Note 4 – Inventories, net:

	December 31,	March 31,
	2015	2016
	(In thousands)
Raw materials:
Security Products	$2,426	$2,473
Marine Components	381	367
Total raw materials	2,807	2,840
Work-in-process:
Security Products	7,732	7,601
Marine Components	1,614	1,445
Total work-in-process	9,346	9,046
Finished goods:
Security Products	2,041	1,784
Marine Components	904	749
Total finished goods	2,945	2,533
Total inventories, net	$15,098	$14,419

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2015	2016
	(In thousands)
Accounts payable	$2,671	$3,018
Accrued liabilities:
Employee benefits	7,652	3,951
Taxes other than on income	253	436
Customer tooling	320	325
Professional	75	228
Insurance	244	186
Other	403	431
Total accounts payable and accrued liabilities	$11,618	$8,575

Note 6 – Provision for income taxes:

	Three months ended
	March 31,
	2015	2016
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,298	$1,185
Domestic production activities deduction	(120)	(105)
State income taxes	110	98
Other, net	7	7
Total income tax expense	$1,295	$1,185

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2015		2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$52,347	$52,347	$48,058	$48,058
Accounts receivable, net	8,760	8,760	11,875	11,875
Accounts payable	2,671	2,671	3,018	3,018

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Recent accounting pronouncements not yet adopted:

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

Operations Overview

We reported operating income of $3.4 million in the first quarter of 2016 compared to $3.7 million in the same period of 2015.  Our operating income decreased in 2016 primarily due to lower Security Products sales in 2016.

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

Results of Operations

	Three months ended
	March 31,
	2015	%	2016	%
	(Dollars in thousands)

Net sales	$27,891	100.0%	$27,075	100.0%
Cost of goods sold	19,325	69.3%	18,870	69.7%
Gross profit	8,566	30.7%	8,205	30.3%
Operating costs and expenses	4,866	17.4%	4,852	17.9%
Operating income	$3,700	13.3%	$3,353	12.4%

Net sales. Net sales decreased $816,000 in the first quarter of 2016 compared to the same period of 2015, primarily due to Security Products sales in the first quarter of 2015 to a government security end-user that, as expected, did not recur in the first quarter of 2016.  This decrease in 2016 sales was partially offset by increased sales to another government customer within Security Products as well as increased Marine Components sales resulting from improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit.  Cost of goods sold as a percentage of sales increased less than 1% in the first quarter of 2016 compared to the same period in 2015.  As a result, gross profit as a percentage of sales decreased slightly over the same period. Gross profit dollars decreased due to lower sales in the Security Products segment.  The decrease in gross profit percentage is primarily due to decreased leverage of fixed manufacturing costs as a result of decreased production volumes during the first quarter of 2016 partially offset by improved variable contribution margins attributable to relative changes in customer and product mix in both the Security Products and Marine Components segments.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2016 were comparable to the same period in 2015.

Operating income. As a percentage of net sales, operating income for the first quarter of 2016 decreased compared to the same period of 2015 and was primarily impacted by the factors impacting gross profit percentage and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,
	2015	2016	% Change
	(Dollars in thousands)
Net sales:
Security Products	$24,658	$23,414	-5%
Marine Components	3,233	3,661	13%
Total net sales	$27,891	$27,075	-3%
Gross profit:
Security Products	$7,771	$7,286	-6%
Marine Components	795	919	16%
Total gross profit	$8,566	$8,205	-4%
Operating income:
Security Products	$4,946	$4,471	-10%
Marine Components	259	334	29%
Corporate operating expenses	(1,505)	(1,452)	4%
Total operating income	$3,700	$3,353	-9%
Gross profit margin:
Security Products	31.5%	31.1%
Marine Components	24.6%	25.1%
Total gross profit margin	30.7%	30.3%
Operating income margin:
Security Products	20.1%	19.1%
Marine Components	8.0%	9.1%
Total operating income margin	13.3%	12.4%

Security Products. Security Products net sales decreased 5% in the first quarter of 2016 compared to the same period last year. The decrease in sales is primarily due to a decrease of approximately $1.6 million in sales of products for a government security end-user that did not recur in the first quarter of 2016.  This decrease in sales for the first quarter of 2016 was offset by increased sales to another government customer of approximately $366,000.  Gross profit margin and operating income as a percentage of sales in 2016 decreased compared to the same period in 2015 primarily due to decreased leverage of fixed costs and operating costs and expenses as a result of decreased production volumes, partially offset by improved variable contribution margins attributable to relative changes in customer and product mix.

Marine Components. Marine Components net sales increased 13% in the first quarter of 2016 as compared to the same period last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market.  Gross profit and operating income as a percentage of net sales improved in the first quarter of 2016 compared to the first quarter of 2015 primarily due to improved variable contribution margins attributable to relative changes in customer and product mix.

Outlook.   First quarter sales reflect continued strong demand for our products, including demand from our large existing customers serving government security applications and recreational transportation markets. With the exception of over $5 million in sales in 2015 for a single government security end-user which are not expected to recur in 2016, and in the absence of any anticipated catalyst to grow and improve general economic conditions, current year sales are expected to remain relatively comparable to prior year. We continue to experience the benefit of innovation and diversification in our product offerings, particularly with respect to the recreational boat markets served by our growing Marine Components segment.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Our net cash used by operating activities for the first three months of 2016 decreased by $557,000 as compared to the first three months of 2015.  The decrease is primarily due to the favorable effects of lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals attributable to our operations of approximately $1.4 million in 2016, offset in part by lower operating income in 2016.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2015 to March 31, 2016 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.   Overall, our March 31, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations. For comparative purposes, we have provided December 31, 2014 and March 31, 2015 numbers below.

Days Sales Outstanding:	December 31, 2014	March 31, 2015	December 31, 2015	March 31, 2016
Security Products	32 Days	40 Days	32 Days	41 Days
Marine Components	32 Days	36 Days	26 Days	36 Days
Consolidated CompX	32 Days	40 Days	31 Days	40 Days

As expected, our total average number of days in inventory decreased from December 31, 2015 to March 31, 2016 primarily as a result of the seasonal increase in sales during the first quarter 2016 as compared to the fourth quarter 2015.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2014 and March 31, 2015 numbers below.

Days in Inventory:	December 31, 2014	March 31, 2015	December 31, 2015	March 31, 2016
Security Products	85 Days	75 Days	70 Days	67 Days
Marine Components	125 Days	108 Days	120 Days	85 Days
Consolidated CompX	90 Days	79 Days	76 Days	70 Days

Investing activities.  Our capital expenditures were $1.2 million in the first three months of 2016 compared to $790,000 in the first three months of 2015.  Capital expenditures for 2016 include approximately $910,000 related to the expansion of our Grayslake facility which was completed in April 2016.

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

All of our $48.1 million aggregate cash and cash equivalents at March 31, 2016 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2016 totaled $217,000.  Our 2016 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2015 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2015 Annual Report.

Recent accounting pronouncements –

See Note 8 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2016 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2015 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2015 Annual Report. See also Note 7 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2015 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2016.

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

COMPX INTERNATIONAL INC.
(Registrant)
Date:	May 4, 2016	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller