Form 10-Q
period 2016-06-30
COMPX INTERNATIONAL INC
filed 2016-08-03
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

Number of shares of common stock outstanding on July 28, 2016:

Class A: 2,419,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2015	2016
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$52,347	$51,300
Accounts receivable, net	8,760	12,386
Inventories, net	15,098	14,124
Prepaid expenses and other	704	1,330
Total current assets	76,909	79,140
Other assets:
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	24,332	24,332
Property and equipment:
Land	4,928	4,928
Buildings	21,231	22,517
Equipment	63,539	64,923
Construction in progress	1,567	455
	91,265	92,823
Less accumulated depreciation	57,714	59,526
Net property and equipment	33,551	33,297
Total assets	$134,792	$136,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,618	$9,968
Income taxes payable to affiliates	470	634
Total current liabilities	12,088	10,602
Noncurrent liabilities -
Deferred income taxes	5,001	4,975
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,422	55,515
Retained earnings	62,157	65,553
Total stockholders' equity	117,703	121,192
Total liabilities and stockholders’ equity	$134,792	$136,769

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Net sales	$28,918	$27,107	$56,808	$54,182
Cost of goods sold	19,758	18,621	39,082	37,491
Gross profit	9,160	8,486	17,726	16,691
Selling, general and administrative expense	4,854	4,769	9,719	9,621
Operating income	4,306	3,717	8,007	7,070
Interest income	8	41	16	73
Income before taxes	4,314	3,758	8,023	7,143
Provision for income taxes	1,504	1,320	2,799	2,505
Net income	$2,810	$2,438	$5,224	$4,638

Basic and diluted net income per common share	$0.23	$0.20	$0.42	$0.37

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Basic and diluted weighted average shares outstanding	12,407	12,415	12,405	12,413

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income	$5,224	$4,638
Depreciation and amortization	1,771	1,850
Deferred income taxes	(224)	(26)
Other, net	216	291
Change in assets and liabilities:
Accounts receivable, net	(4,348)	(3,634)
Inventories, net	632	851
Accounts payable and accrued liabilities	(2,762)	(1,639)
Accounts with affiliates	174	164
Prepaids and other, net	(95)	(626)
Net cash provided by operating activities	588	1,869
Cash flows from investing activities -
Capital expenditures	(1,913)	(1,674)
Cash flows from financing activities -
Dividends paid	(1,240)	(1,242)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(2,565)	(1,047)
Balance at beginning of period	45,570	52,347
Balance at end of period	$43,005	$51,300
Supplemental disclosures - cash paid for:
Income taxes	$2,848	$2,367

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2016

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2015	$24	$100	$55,422	$62,157	$117,703
Net income	—	—	—	4,638	4,638
Issuance of common stock	—	—	93	—	93
Cash dividends	—	—	—	(1,242)	(1,242)
Balance at June 30, 2016	$24	$100	$55,515	$65,553	$121,192

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2016.  We manufacture and sell component products (security products and recreational marine components).  At June 30, 2016, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016 (the “2015 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended June 30, 2016 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30 and December 31, as applicable.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands)		(In thousands)
Net sales:
Security Products	$25,059	$23,195	$49,716	$46,609
Marine Components	3,859	3,912	7,092	7,573
Total net sales	$28,918	$27,107	$56,808	$54,182

Operating income (loss):
Security Products	$5,254	$4,785	$10,200	$9,256
Marine Components	606	555	866	889
Corporate operating expenses	(1,554)	(1,623)	(3,059)	(3,075)
Total operating income	4,306	3,717	8,007	7,070
Interest income	8	41	16	73
Income before taxes	$4,314	$3,758	$8,023	$7,143

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2015	2016
	(In thousands)
Accounts receivable, net:
Security Products	$7,995	$11,008
Marine Components	852	1,449
Allowance for doubtful accounts	(87)	(71)
Total accounts receivable, net	$8,760	$12,386

Note 4 – Inventories, net:

	December 31,	June 30,
	2015	2016
	(In thousands)
Raw materials:
Security Products	$2,426	$2,444
Marine Components	381	369
Total raw materials	2,807	2,813
Work-in-process:
Security Products	7,732	7,518
Marine Components	1,614	1,314
Total work-in-process	9,346	8,832
Finished goods:
Security Products	2,041	1,792
Marine Components	904	687
Total finished goods	2,945	2,479
Total inventories, net	$15,098	$14,124

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2015	2016
	(In thousands)
Accounts payable	$2,671	$3,207
Accrued liabilities:
Employee benefits	7,652	5,114
Taxes other than on income	253	389
Customer tooling	320	408
Professional	75	20
Insurance	244	156
Other	403	674
Total accounts payable and accrued liabilities	$11,618	$9,968

Note 6 – Provision for income taxes:

	Six months ended
	June 30,
	2015	2016
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$2,808	$2,500
Domestic production activities deduction	(260)	(218)
State income taxes	238	208
Other, net	13	15
Total income tax expense	$2,799	$2,505

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2015		2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$52,347	$52,347	$51,300	$51,300
Accounts receivable, net	8,760	8,760	12,386	12,386
Accounts payable	2,671	2,671	3,207	3,207

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, on August 3, 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2017.  The amount of our outstanding loans to Valhi at any time is at our discretion.

Note 9 – Recent accounting pronouncements not yet adopted:

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

Operations Overview

Operating income was $3.7 million in the second quarter of 2016 compared to $4.3 million in the same period of 2015.  Operating income for the first six months of 2016 was $7.1 million compared to $8.0 million for the comparable period.  Our operating income decreased for the quarter and for the first six months of 2016 primarily due to lower Security Products sales.

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

Results of Operations

	Three months ended
	June 30,
	2015	%	2016	%
	(Dollars in thousands)

Net sales	$28,918	100.0%	$27,107	100.0%
Cost of goods sold	19,758	68.3%	18,621	68.7%
Gross profit	9,160	31.7%	8,486	31.3%
Operating costs and expenses	4,854	16.8%	4,769	17.6%
Operating income	$4,306	14.9%	$3,717	13.7%

	Six months ended
	June 30,
	2015	%	2016	%
	(Dollars in thousands)

Net sales	$56,808	100.0%	$54,182	100.0%
Cost of goods sold	39,082	68.8%	37,491	69.2%
Gross profit	17,726	31.2%	16,691	30.8%
Operating costs and expenses	9,719	17.1%	9,621	17.8%
Operating income	$8,007	14.1%	$7,070	13.0%

Net sales. Net sales decreased $1.8 million in the second quarter of 2016 and $2.6 million in the first six months of 2016 compared to the respective periods in 2015, primarily due to Security Products sales in 2015 for a government security end-user that, as expected, did not recur in 2016.  For the six months ended June 2016, the decrease in Security Products sales was partially offset by increased Marine Components sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit.  Cost of goods sold as a percentage of sales increased less than 1% in the second quarter and first six months of 2016 compared to the same periods in 2015.  As a result, gross profit as a percentage of net sales decreased slightly over the same periods. Gross profit dollars decreased due to lower sales in the Security Products segment.  The decrease in gross profit percentage is primarily due to decreased leverage of fixed manufacturing costs as a result of decreased production volumes during the second quarter and first six months of 2016 partially offset by improved variable contribution margins attributable to relative changes in customer and product mix, primarily in the Security Products segment.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2016 were comparable to the same periods in 2015.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2016 decreased compared to the same periods of 2015 and was primarily impacted by the factors impacting gross profit percentage and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate, the benefit associated with the U.S. domestic production activities deduction is fully offset by our provision for U.S. state income taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2016	% Change	2015	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$25,059	$23,195	-7%	$49,716	$46,609	-6%
Marine Components	3,859	3,912	1%	7,092	7,573	7%
Total net sales	$28,918	$27,107	-6%	$56,808	$54,182	-5%
Gross profit:
Security Products	$8,053	$7,383	-8%	$15,823	$14,669	-7%
Marine Components	1,107	1,103	0%	1,903	2,022	6%
Total gross profit	$9,160	$8,486	-7%	$17,726	$16,691	-6%
Operating income:
Security Products	$5,254	$4,785	-9%	$10,200	$9,256	-9%
Marine Components	606	555	-8%	866	889	3%
Corporate operating expenses	(1,554)	(1,623)	-4%	(3,059)	(3,075)	-1%
Total operating income	$4,306	$3,717	-14%	$8,007	$7,070	-12%
Gross profit margin:
Security Products	32.1%	31.8%		31.8%	31.5%
Marine Components	28.7%	28.2%		26.8%	26.7%
Total gross profit margin	31.7%	31.3%		31.2%	30.8%
Operating income margin:
Security Products	21.0%	20.6%		20.5%	19.9%
Marine Components	15.7%	14.2%		12.2%	11.7%
Total operating income margin	14.9%	13.7%		14.1%	13.0%

Security Products. Security Products net sales decreased 7% in the second quarter of 2016 and 6% in the first six months of 2016 compared to the same periods last year. The decrease in sales is primarily due to a decrease of approximately $1.6 million and $3.2 million in sales for a government security end-user that did not recur in the second quarter or first six months of 2016, respectively.

Gross profit margin and operating income as a percentage of sales for the second quarter and first six months of 2016 decreased compared to the same periods in 2015 primarily due to decreased leverage of fixed costs and operating costs and expenses as a result of decreased production volumes, partially offset by improved variable contribution margins attributable to changes in customer and product mix.

Marine Components. Marine Components net sales increased 1% and 7% in the second quarter and first six months of 2016, respectively, as compared to the same periods last year. The increase in sales for the first six months of 2016 is primarily due to improved demand for products sold to the waterski/wakeboard boat market.

Gross profit margin and operating income as a percentage of sales for the second quarter of 2016 decreased from the same period in 2015. Due to recent shifts in customer and product mix that temporarily reduced required stocking levels, Marine Components’ production volumes for the second quarter of 2016 were lower than the same period in 2015, resulting in decreased leverage of fixed costs and operating costs and expenses in the current period.  Gross profit margin and operating income as a percentage of net sales for the first six months of 2016 were comparable to the same period in 2015.

Outlook.   Security Product sales for the first half of 2016 were comparable to the first half of 2015 except for approximately $3.2 million in 2015 sales for a government security end-user project which did not recur in 2016. We continue to benefit from innovation and diversification in our product offerings, particularly with respect to the recreational boat markets served by our Marine Components segment. With the exception of the nonrecurring sales of over $5 million in all of 2015 for the single government security end-user (including the $3.2 million in the first half of the year), and in the absence of any improvement in general economic conditions, current year sales are expected to remain relatively comparable to prior year.  We will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in existing markets, to expand into new markets and to further develop new and current customers, products, and features in order to mitigate the impact of changes in demand and broaden our sales base.  Any success in these efforts could lead to sales and profitability levels in the second half of 2016 greater than otherwise anticipated.

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

Net cash provided by operating activities for the first six months of 2016 increased by $1.3 million as compared to the first six months of 2015.  The increase is primarily due to the net effects of:

•

The positive impact of lower net cash used by relative changes in our inventories, receivables, payables, and non-tax-related accruals attributable to our operations of approximately $2.1 million in 2016, the majority of which relates to the timing of customer collections and vendor payments; and

•	The negative impact of lower operating income in 2016 of $937,000.

Changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2015 to June 30, 2016 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.   Overall, our June 30, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations. For comparative purposes, we have provided December 31, 2014 and June 30, 2015 numbers below.

Days Sales Outstanding:	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016
Security Products	32 Days	42 Days	32 Days	43 Days
Marine Components	32 Days	34 Days	26 Days	33 Days
Consolidated CompX	32 Days	41 Days	31 Days	42 Days

Our total average number of days in inventory decreased from December 31, 2015 to June 30, 2016 as a result of the seasonal increase in sales during the second quarter of 2016 as compared to the fourth quarter 2015 and the temporary reduction in stocking levels at Marine Components. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2014 and June 30, 2015 numbers below.

Days in Inventory:	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016
Security Products	85 Days	71 Days	70 Days	68 Days
Marine Components	125 Days	93 Days	120 Days	77 Days
Consolidated CompX	90 Days	74 Days	76 Days	69 Days

Investing activities.  Our capital expenditures were $1.7 million in the first six months of 2016 compared to $1.9 million in the first six months of 2015.  Capital expenditures for 2016 include approximately $994,000 related to the expansion of our Grayslake facility which was completed in April 2016.

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

We believe that cash generated from operations together with cash on hand, as well as our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service, dividends (if declared) and any amounts we might loan from time to time under the terms of our new revolving loan to Valhi discussed in Note 8 to our Condensed Consolidated Financial Statements (which loans would be solely at our discretion) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

All of our $51.3 million aggregate cash and cash equivalents at June 30, 2016 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2016 totaled $415,000.  Our 2016 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2016 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2015 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2016.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

10.1	Unsecured Revolving Demand Promissory Note dated August 3, 2016 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the Registrant.
31.1	Certification
31.2	Certification
32.1	Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 3, 2016	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller