Form 10-Q
period 2016-09-30
COMPX INTERNATIONAL INC
filed 2016-11-02
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

Number of shares of common stock outstanding on October 27, 2016:

Class A: 2,419,107

Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2015	2016
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$52,347	$45,371
Accounts receivable, net	8,760	13,040
Inventories, net	15,098	14,638
Prepaid expenses and other	704	688
Total current assets	76,909	73,737
Other assets:
Goodwill	23,742	23,742
Note receivable from affiliate	-	10,700
Other noncurrent	590	590
Total other assets	24,332	35,032
Property and equipment:
Land	4,928	4,935
Buildings	21,231	22,541
Equipment	63,539	64,922
Construction in progress	1,567	873
	91,265	93,271
Less accumulated depreciation	57,714	60,162
Net property and equipment	33,551	33,109
Total assets	$134,792	$141,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,618	$12,127
Income taxes payable to affiliates	470	1,287
Total current liabilities	12,088	13,414
Noncurrent liabilities -
Deferred income taxes	5,001	4,924
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,422	55,515
Retained earnings	62,157	67,901
Total stockholders' equity	117,703	123,540
Total liabilities and stockholders’ equity	$134,792	$141,878

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Net sales	$26,505	$28,404	$83,314	$82,586
Cost of goods sold	18,387	19,005	57,471	56,496
Gross profit	8,118	9,399	25,843	26,090
Selling, general and administrative expense	4,684	4,926	14,402	14,547
Operating income	3,434	4,473	11,441	11,543
Interest income	16	88	32	161
Income before taxes	3,450	4,561	11,473	11,704
Provision for income taxes	1,209	1,592	4,008	4,097
Net income	$2,241	$2,969	$7,465	$7,607

Basic and diluted net income per common share	$0.18	$0.24	$0.60	$0.61

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Basic and diluted weighted average shares outstanding	12,411	12,419	12,407	12,415

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income	$7,465	$7,607
Depreciation and amortization	2,646	2,790
Deferred income taxes	(279)	(77)
Other, net	285	348
Change in assets and liabilities:
Accounts receivable, net	(2,881)	(4,289)
Inventories, net	1,246	280
Accounts payable and accrued liabilities	(1,600)	438
Accounts with affiliates	(143)	817
Prepaids and other, net	(60)	17
Net cash provided by operating activities	6,679	7,931
Cash flows from investing activities -
Capital expenditures	(2,484)	(2,344)
Note receivable from affiliate:
Collections	-	4,400
Advances	-	(15,100)
Net cash used in investing activities	(2,484)	(13,044)
Cash flows from financing activities -
Dividends paid	(1,861)	(1,863)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	2,334	(6,976)
Balance at beginning of period	45,570	52,347
Balance at end of period	$47,904	$45,371
Supplemental disclosures - cash paid for:
Income taxes	$4,424	$3,355

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2016

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2015	$24	$100	$55,422	$62,157	$117,703
Net income	—	—	—	7,607	7,607
Issuance of common stock	—	—	93	—	93
Cash dividends	—	—	—	(1,863)	(1,863)
Balance at September 30, 2016	$24	$100	$55,515	$67,901	$123,540

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2016.  We manufacture and sell component products (security products and recreational marine components).  At September 30, 2016, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016 (the “2015 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2016 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30 and December 31, as applicable.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands)		(In thousands)
Net sales:
Security Products	$23,115	$24,680	$72,831	$71,289
Marine Components	3,390	3,724	10,483	11,297
Total net sales	$26,505	$28,404	$83,314	$82,586

Operating income (loss):
Security Products	$4,455	$5,421	$14,656	$14,676
Marine Components	422	547	1,288	1,436
Corporate operating expenses	(1,443)	(1,495)	(4,503)	(4,569)
Total operating income	3,434	4,473	11,441	11,543
Interest income	16	88	32	161
Income before taxes	$3,450	$4,561	$11,473	$11,704

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2015	2016
	(In thousands)
Accounts receivable, net:
Security Products	$7,995	$11,574
Marine Components	852	1,536
Allowance for doubtful accounts	(87)	(70)
Total accounts receivable, net	$8,760	$13,040

Note 4 – Inventories, net:

	December 31,	September 30,
	2015	2016
	(In thousands)
Raw materials:
Security Products	$2,426	$2,368
Marine Components	381	371
Total raw materials	2,807	2,739
Work-in-process:
Security Products	7,732	7,832
Marine Components	1,614	1,311
Total work-in-process	9,346	9,143
Finished goods:
Security Products	2,041	2,027
Marine Components	904	729
Total finished goods	2,945	2,756
Total inventories, net	$15,098	$14,638

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2015	2016
	(In thousands)
Accounts payable	$2,671	$3,472
Accrued liabilities:
Employee benefits	7,652	6,724
Taxes other than on income	253	606
Customer tooling	320	450
Sales rebates	96	194
Insurance	244	167
Other	382	514
Total accounts payable and accrued liabilities	$11,618	$12,127

Note 6 – Provision for income taxes:

	Nine months ended
	September 30,
	2015	2016
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$4,016	$4,096
Domestic production activities deduction	(369)	(362)
State income taxes	342	339
Other, net	19	24
Total income tax expense	$4,008	$4,097

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2015		2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$52,347	$52,347	$45,371	$45,371
Accounts receivable, net	8,760	8,760	13,040	13,040
Note receivable from affiliate	-	-	10,700	10,700
Accounts payable	2,671	2,671	3,472	3,472

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our variable-rate promissory note receivable from affiliate is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, on August 3, 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2017.  The amount of our outstanding loans to Valhi at any time is at our discretion.  At September 30, 2016, the outstanding principal balance receivable from Valhi under the promissory note was $10.7 million.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. Currently an entity would not recognize the income tax consequences of an intra-entity transfer of assets other than inventory until final disposition to a third-party.  Under the new guidance an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. No additional disclosures are required under this pronouncement.  This standard is effective for us in the first quarter of 2018 and early adoption is permitted.  From time to time we engage in intra-entity asset transfers that may fall under the new guidance but we do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements.

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

Operations Overview

Operating income was $4.5 million in the third quarter of 2016 compared to $3.4 million in the same period of 2015.  Our operating income increased for the third quarter of 2016 primarily due to higher Security Products sales.  Operating income for the first nine months of 2016 and 2015 was comparable at $11.5 million and $11.4 million, respectively.

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

Results of Operations

	Three months ended
	September 30,
	2015	%	2016	%
	(Dollars in thousands)
Net sales	$26,505	100.0%	$28,404	100.0%
Cost of goods sold	18,387	69.4	19,005	66.9
Gross profit	8,118	30.6	9,399	33.1
Operating costs and expenses	4,684	17.7	4,926	17.3
Operating income	$3,434	13.0%	$4,473	15.7%

	Nine months ended
	September 30,
	2015	%	2016	%
	(Dollars in thousands)
Net sales	$83,314	100.0%	$82,586	100.0%
Cost of goods sold	57,471	69.0	56,496	68.4
Gross profit	25,843	31.0	26,090	31.6
Operating costs and expenses	14,402	17.3	14,547	17.6
Operating income	$11,441	13.7%	$11,543	14.0%

Net sales. Net sales increased $1.9 million in the third quarter of 2016 compared to the same period in 2015 primarily due to higher Security Products sales to existing government customers.  Net sales decreased $0.7 million in the first nine months of 2016 compared to the respective period in 2015, primarily due to Security Products sales in 2015 for a government security end-user project that, as expected, did not recur in 2016.  This decrease was partially offset by higher third quarter Security Products sales and higher Marine Components sales to the waterski/wakeboard market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit.  Cost of goods sold as a percentage of sales decreased 2.5% in the third quarter of 2016 compared to the same period in 2015 due to manufacturing efficiencies and fixed cost leverage resulting from increased manufacturing volume. As a result, gross profit as a percentage of net sales increased over the same period. As a percentage of net sales, cost of goods for the first nine months of 2016 decreased slightly compared to the same period in 2015 due to the operating improvements resulting from the favorable third quarter volumes. As a result, gross profit as a percentage of net sales increased over the same period. Gross profit dollars increased $1.3 million for the third quarter of 2016 due to higher sales in the Security Products segment.  Gross profit dollars for the first nine months of 2016 are comparable to the same period in 2015.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the third quarter and first nine months of 2016 were comparable to the same periods in 2015.

Operating income. As a percentage of net sales, operating income for the third quarter and first nine months of 2016 increased compared to the same periods of 2015 and was primarily impacted by the factors impacting gross profit percentage and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate, as the benefit associated with the U.S. domestic production activities deduction is fully offset by our provision for U.S. state income taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2016	% Change	2015	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$23,115	$24,680	7%	$72,831	$71,289	-2%
Marine Components	3,390	3,724	10%	10,483	11,297	8%
Total net sales	$26,505	$28,404	7%	$83,314	$82,586	-1%
Gross profit:
Security Products	$7,182	$8,311	16%	$23,005	$22,980	-%
Marine Components	936	1,088	16%	2,838	3,110	10%
Total gross profit	$8,118	$9,399	16%	$25,843	$26,090	1%
Operating income:
Security Products	$4,455	$5,421	22%	$14,656	$14,676	-%
Marine Components	422	547	30%	1,288	1,436	11%
Corporate operating expenses	(1,443)	(1,495)	-4%	(4,503)	(4,569)	-1%
Total operating income	$3,434	$4,473	30%	$11,441	$11,543	1%
Gross profit margin:
Security Products	31.1%	33.7%		31.6%	32.2%
Marine Components	27.6%	29.2%		27.1%	27.5%
Total gross profit margin	30.6%	33.1%		31.0%	31.6%
Operating income margin:
Security Products	19.3%	22.0%		20.1%	20.6%
Marine Components	12.4%	14.7%		12.3%	12.7%
Total operating income margin	13.0%	15.7%		13.7%	14.0%

Security Products. Security Products net sales increased $1.6 million, or 7%, in the third quarter of 2016 compared to the same period in 2015, primarily due to a net increase in sales to existing government customers of $1.2 million. As previously disclosed, net sales in 2015 included substantial project related sales for a government security end-user that, as expected, did not recur in 2016. During the third quarter of 2016, we were awarded a substantial new project for the same customer which began to ship in August and is expected to continue through the end of the year. Third quarter sales under the new initiative were slightly greater than the $1.7 million of nonrecurring project related sales realized in the third quarter of 2015. This offset to the prior year nonrecurring revenue, along with higher sales to other existing government customers and improved sales to distribution customers contributed to the third quarter Security Products sales increase over 2015.

Security Products net sales decreased $1.5 million, or 2%, in the first nine months of 2016 compared to the same period last year primarily due to approximately $4.9 million of nonrecurring sales related to the aforementioned government security end-user project. Including the new project for the same customer with initial shipments in the third quarter of 2016 and improved year-to-date sales to other government customers, net sales to existing government customers for the first nine months of 2016 decreased $2.0 million from a year ago. Aside from government customers, sales into OEM markets for the first nine months of 2016 were mixed, but sales to distribution customers have increased approximately $0.9 million over the prior year period.

Gross profit margin and operating income as a percent of sales for the third quarter of 2016 increased compared to the same period in 2015 primarily due to manufacturing efficiencies and fixed cost leverage resulting from the increased manufacturing volume during the period. Gross profit margin and operating income as a percentage of sales for the first nine months of 2016 also increased compared to the same period in 2015. The year-to-date improvements are attributable to the favorable third quarter volume as these measures trailed prior year through the first six months of 2016.

Marine Components. Marine Components net sales increased 10% and 8% in the third quarter and first nine months of 2016, respectively, as compared to the same periods last year. The increase in sales for the third quarter and first nine months of 2016 is primarily due to improved demand for products sold to the waterski/wakeboard boat market. Gross profit margin and operating income as a percentage of sales increased for the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to improved variable margins resulting from changes in customer and product mix.

Outlook. Security Products sales for the first nine months of 2016 trail the comparable prior year period by only $1.5 million despite approximately $4.9 million in 2015 sales related to a government security end-user project which did not recur in 2016. The revenue offset has been achieved primarily through increased sales to existing government customers and the substantial new project for a government customer that began shipping in August and is expected to be completed by the end of the year. Security Product sales to distributors have been marginally improved in 2016, while sales to OEM customers have been relatively flat, reflecting general economic conditions. We continue to benefit from innovation and diversification in our product offerings, particularly in the recreational boat markets served by our Marine Components segment. In the absence of significant change in general economic conditions, full year sales for 2016 are expected to approach 2015 levels.

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

Net cash provided by operating activities for the first nine months of 2016 increased by $1.3 million as compared to the first nine months of 2015.  The increase is primarily due to the positive impact of lower cash paid for taxes of $1.1 million, primarily due to the relative timing of cash tax payments.

Changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2015 to September 30, 2016 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter.   Overall, our September 30, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations. For comparative purposes, we have provided December 31, 2014 and September 30, 2015 numbers below.

Days Sales Outstanding:	December 31, 2014	September 30, 2015	December 31, 2015	September 30, 2016
Security Products	32 Days	41 Days	32 Days	42 Days
Marine Components	32 Days	34 Days	26 Days	37 Days
Consolidated CompX	32 Days	40 Days	31 Days	42 Days

Our total average number of days in inventory decreased from December 31, 2015 to September 30, 2016 as a result of the seasonal increase in sales during the third quarter of 2016 as compared to the fourth quarter 2015 and the temporary reduction in stocking levels at Marine Components. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2014 and September 30, 2015 numbers below.

Days in Inventory:	December 31, 2014	September 30, 2015	December 31, 2015	September 30, 2016
Security Products	85 Days	72 Days	70 Days	68 Days
Marine Components	125 Days	105 Days	120 Days	83 Days
Consolidated CompX	90 Days	76 Days	76 Days	70 Days

Investing activities.  Net cash used in investing activities totaled $13.0 million in the first nine months of 2016 and $2.5 million in the first nine months of 2015.  On August 3, 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2017.  The amount of our outstanding loans to Valhi at any time is at our discretion.  During the third quarter of 2016, Valhi had borrowed a net $10.7 million under the promissory note ($15.1 million of gross borrowings and $4.4 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

Our capital expenditures were $2.3 million in the first nine months of 2016 compared to $2.5 million in the first nine months of 2015.  Capital expenditures for 2016 include approximately $994,000 related to the expansion of our Grayslake facility which was completed in April 2016.

Financing activities.  Financing activities consisted only of quarterly cash dividends ($0.05 per share) and were comparable for the noted periods.

Future cash requirements –

Liquidity. Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for capital expenditures, investment activities or reducing our outstanding stock, (iii) provide for the payment of dividends (if declared), and (iv) lend to affiliates. From time-to-time, we will incur indebtedness, primarily to fund capital expenditures or business combinations.

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

All of our $45.4 million aggregate cash and cash equivalents at September 30, 2016 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2016 totaled $374,000.  Our 2016 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2016 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2015 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2016.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 2, 2016	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller