Form 10-K
period 2016-12-31
COMPX INTERNATIONAL INC
filed 2017-03-01
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2016

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

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $19.0 million.

As of February 24, 2017, 2,419,107 shares of Class A common stock were outstanding.

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

At December 31, 2016, (i) NL Industries, Inc. (NYSE: NL) owns 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, NL and us.

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

Marine Components.  Our Marine Components segment manufactures and distributes stainless steel exhaust components, gauges, throttle controls, trim tabs, hardware and accessories primarily for performance and ski/wakeboard boats.  Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois shared with Security Products.  Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	steering wheels, trim tabs and other billet aluminum accessories; and
•	dash panels, LED lighting, wire harnesses and other accessories.

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2016.  Total material costs, including purchased components, represented approximately 45% of our cost of sales in 2016.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent.  We periodically enter into such arrangements for zinc and brass.  During 2015 and 2016, markets for our primary commodity-related raw materials, including zinc, brass and stainless steel, have generally been stable and relatively soft compared to historical levels. Markets for our primary commodity-related raw materials are expected to remain relatively stable into 2017 with the possible exception of zinc, which has increased in price over the final months of 2016. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2016.  Our major trademarks and brand names in addition to CompX® include:

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

Sales, Marketing and Distribution

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

We sell to a diverse customer base with only two customers representing 10% or more of our sales in 2016 (United States Postal Service and Harley Davidson representing 14% and 11%, respectively).  Our largest ten customers accounted for approximately 46% of our sales in 2016.

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

Employees

As of December 31, 2016, we employed 516 people, all in the United States.  We believe our labor relations are good at all of our facilities.

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

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  See Note 10 to the Consolidated Financial Statements.  We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends.  Our Class A common stock is listed and traded on the NYSE MKT (symbol: CIX).  As of February 24, 2017, there were approximately 18 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 24, 2017, the closing price per share of our Class A common stock was $14.70.

	High	Low	Dividends paid
Year ended December 31, 2015
First Quarter	$12.13	$10.55	$.05
Second Quarter	12.39	11.16	.05
Third Quarter	12.00	10.75	.05
Fourth Quarter	11.82	10.76	.05
Year ended December 31, 2016
First Quarter	$11.68	$9.27	$.05
Second Quarter	11.70	10.00	.05
Third Quarter	15.19	11.12	.05
Fourth Quarter	16.25	10.80	.05
January 1, 2017 through February 24, 2017	$15.60	$13.10	$-

In February of 2017, our board of directors declared a first quarter 2017 dividend of $.05 per share, to be paid on March 21, 2017 to CompX stockholders of record as of March 13, 2017.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2011 through December 31, 2016.  The peer group index is comprised of The Eastern Company and Strattec Security Corporation.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2011 and reinvestment of dividends. We previously included Leggett & Platt Inc. in our peer group index.  However, based on changes in our products and markets over the past few years, we no longer believe such company is sufficiently comparable to us.  In accordance with applicable regulations of the SEC, the performance graph set forth below reflects both our current peer group and our prior peer group (which included Leggett & Platt).

	December 31,
	2011	2012	2013	2014	2015	2016
CompX International Inc.	$100	$101	$101	$88	$85	$122
Russell 2000 Index	100	116	162	169	162	196
Current Peer Group	100	99	135	211	170	149
Prior Peer Group	100	122	146	208	209	246

Equity compensation plan information.  We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2016, 173,000 shares are available for award under this plan.  See Note 8 to the Consolidated Financial Statements.

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

	Years ended December 31,
	2012	2013	2014	2015	2016
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$83.2	$92.0	$103.8	$109.0	$108.9
Gross profit	24.3	27.6	32.2	33.4	35.2
Operating income	5.4	9.3	13.6	14.0	15.6
Provision for income taxes	1.4	3.2	5.0	4.9	5.5

Income from continuing operations	$3.5	$6.0	$8.7	$9.1	$10.5
Discontinued operations, net of tax(1)	31.5	-	-	-	-
Net income	$35.0	$6.0	$8.7	$9.1	$10.5
Diluted Earnings Per Share Data:
Continuing operations	$.28	$.49	$.70	$.73	$.84
Discontinued operations	2.54	-	-	-	-
Net income	$2.82	$.49	$.70	$.73	$.84

Cash dividends	$.50	$.275	$.20	$.20	$.20
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets	$87.9	$61.1	$71.7	$76.9	$59.2
Total assets	147.5	119.2	129.1	134.8	144.0
Current liabilities	24.5	10.1	13.2	12.1	13.3
Long-term debt and note payable, including current maturities	18.5	-	-	-	-
Stockholders’ equity	102.1	104.7	111.0	117.7	125.8
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$13.8	$(4.1)	$12.2	$13.5	$13.9
Investing activities	51.7	1.0	(2.9)	(4.2)	(30.6)
Financing activities	(12.0)	(21.9)	(2.5)	(2.5)	(2.5)

(1)	In 2012, we sold our Furniture Components segment for a net gain of $27.6 million which is included in discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Income Overview

We reported operating income of $15.6 million in 2016 compared to operating income of $14.0 million in 2015 and $13.6 million in 2014.  The increase in operating income from 2015 to 2016 primarily resulted from a favorable customer and product mix at Security Products, in addition to higher sales and continued margin improvement for Marine Components.

The increase in operating income from 2014 to 2015 resulted from the positive impact of higher gross margins in 2015, primarily attributable to higher gross margins at Marine Components resulting from increased sales which allowed the segment to better leverage fixed costs.

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

Results of Operations - 2016 Compared to 2015 and 2015 Compared to 2014

	Years ended December 31,			%Change
	2014	2015	2016	2014-15	2015-16
	(Dollars in millions)
Net sales	$103.8	$109.0	$108.9	5%	-%
Cost of goods sold	71.6	75.6	73.7	6%	-2%
Gross profit	32.2	33.4	35.2	4%	5%
Operating costs and expenses	18.6	19.4	19.6	4%	1%
Operating income	$13.6	$14.0	$15.6	3%	11%
Percent of net sales:
Cost of goods sold	69%	69%	68%
Gross margin	31%	31%	32%
Operating costs and expenses	18%	18%	18%
Operating income	13%	13%	14%

Net Sales. Net sales for 2016 were comparable to 2015 because our Security Products segment was able to substantially replace revenue for a government security end-user project which did not recur in 2016 with a new project with the same customer. Marine Components also contributed with higher sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $5.2 million from 2014 to 2015 led by strong demand within Security Products from existing government customers.  Marine Components also contributed to the increase primarily through higher sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Goods Sold and Gross Profit.  Cost of goods sold for 2016 was down from 2015 on comparable sales, resulting in an increase in gross profit. As a percentage of sales, gross profit for 2016 was favorable to 2015 due primarily to higher variable margins resulting from favorable customer and product mix for both Security Products and Marine Components.

Cost of goods sold and gross profit both increased from 2014 to 2015 primarily due to increased sales volumes.  As a percentage of sales, cost of goods sold and resulting gross profit for 2015 were comparable to 2014 as improved variable margins and manufacturing efficiencies attributable to Marine Components were substantially offset by slightly lower variable margins and increased fixed costs within Security Products.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses in 2016 was comparable to 2015 on an absolute basis and as a percentage of sales. Operating costs and expenses increased slightly from 2014 to 2015 primarily as a result of increased personnel costs for Security Products.

Operating Income. As a percentage of net sales, operating income increased slightly from 2015 to 2016 while 2015 was comparable to 2014.  Operating margins were primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 45% of our cost of sales in 2016, with commodity-related raw materials accounting for approximately 10% of our cost of sales. During 2015 and 2016, markets for our primary commodity-related raw materials, including zinc, brass and stainless steel, have generally been stable and relatively soft compared to historical levels. Markets for our primary commodity-related raw materials are expected to remain relatively stable into 2017 with the possible exception of zinc, which has increased in price over the final months of 2016. We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

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

Our effective income tax rate was 37% in 2014 and 35% in 2015 and 2016.  Our effective income tax rate was lower in 2015 as compared to 2014 primarily due to a decrease in our state tax provision related to the scheduled reduction to the state tax rate in one of the jurisdictions in which we operate.  Our effective income tax rate in 2016 was comparable to our effective income tax rate in 2015. See Notes 7 and 10 to the Consolidated Financial Statements.  We currently expect our effective income tax rate for 2017 to be comparable to our effective income tax rate for 2016.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2014	2015	2016	2014 – 2015	2015 – 2016
	(In millions)
Net sales:
Security Products	$91.4	$95.6	$94.7	5%	-1%
Marine Components	12.4	13.4	14.2	8%	6%
Total net sales	$103.8	$109.0	$108.9	5%	-%
Gross profit:
Security Products	$29.5	$29.9	$31.2	1%	4%
Marine Components	2.7	3.5	4.0	29%	12%
Total gross profit	$32.2	$33.4	$35.2	4%	5%
Operating income:
Security Products	$18.7	$18.6	$20.0	-1%	8%
Marine Components	0.7	1.4	1.7	103%	19%
Corporate operating expenses	(5.8)	(6.0)	(6.1)	-4%	-1%
Total operating income	$13.6	$14.0	$15.6	3%	11%
Operating income margin:
Security Products	20%	19%	21%
Marine Components	6%	11%	12%
Total operating income margin	13%	13%	14%

Security Products.  Security Products net sales decreased 1% to $94.7 million in 2016 compared to $95.6 million in 2015. Sales for 2015 included approximately $6.3 million for a government security end-user project which did not recur in 2016. During the second half of 2016, we were awarded a substantial new project for the same customer which began to ship in August and was completed in December, totaling $5.8 million in net sales. Gross profit margins for 2016 increased compared to 2015 on favorable variable margins resulting from relative changes in product and customer mix particularly in the fourth quarter. Operating costs and expenses for 2016 were comparable to 2015. Security Products operating income as a percentage of net sales for 2016 increased compared to 2015 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Security Products net sales increased 5% to $95.6 million in 2015 compared to $91.4 million in 2014.  The increase in sales was primarily due to an increase of approximately $3.0 million in sales to existing government customers.  Gross profit margin for 2015 decreased compared to 2014 due to relative changes in customer and product mix driving lower variable margins, and increased fixed costs.  Operating costs and expenses increased approximately $510,000 in 2015 compared to 2014 primarily as a result of increased personnel costs.  Security Products operating income as a percentage of net sales for 2015 decreased compared to 2014 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Marine Components.  Marine Components net sales increased 6% in 2016 as compared to 2015, while 2015 net sales increased 8% over 2014.  The increase in sales each year was primarily due to improved demand for products sold to the ski/wakeboard boat market, including the continuing introduction of new product lines to that market.  As a percentage of net sales, gross margin and the operating income percentage for each period improved due to improved pricing, changes in customer and product mix, improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook

We experienced robust demand for our products in 2015 and 2016 buoyed by continued high demand from certain large existing customers, including significant projects for government security applications which are not expected to recur. We continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by our Marine Components segment. We anticipate continued strong demand for our products in 2017, though we do not expect demand for government security applications to equal 2016 volumes. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2016.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our goodwill at December 31, 2016 is related to our Security Products segment. One of the requirements for the permitted use of a qualitative assessment is that a quantitative assessment must be performed periodically, and we used the quantitative assessment of ASC 350-20-35 for our 2016 annual impairment test to estimate the fair value of the Security Products reporting unit, using Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices were not available.  No goodwill impairment was deemed to exist as a result of such 2016 annual impairment review, as the estimated fair value of our Security Products segment was substantially in excess of its net carrying amount. See Notes 1 and 5 to the Consolidated Financial Statements.

When performing a quantitative assessment, considerable management judgment is necessary to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, different assumptions and estimates could result in materially different findings which could result in the recognition of a material goodwill impairment.

When performing a qualitative assessment considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

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

Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2016 because no such impairment indicators were present.

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

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions is nil for each of 2015 and 2016.

•

Accruals – We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with the contingencies become probable, and we can reasonably estimate the amounts of the future expenditures.  However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and, therefore, a corresponding decrease or increase of our reported net income in the period of such change).

Liquidity and Capital Resources

Summary

Our primary source of liquidity on an on-going basis is our cash flow from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term or long-term indebtedness incurred primarily for capital expenditures, business combinations or buying back shares of our outstanding stock and (iii) provide for the payment of dividends (if declared).  From time-to-time, we may incur indebtedness to fund capital expenditures, business combinations or other investment activities.  In addition, from time-to-time, we may also sell assets outside the ordinary course of business, the proceeds of which are generally used to repay indebtedness (including indebtedness which may have been collateralized by the assets sold) or to fund capital expenditures or business combinations.

Consolidated cash flows

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization was comparable in each of 2016, 2015 and 2014. See Note 1 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was comparable at $13.9 million and $13.5 million in 2016 and 2015, respectively, as higher operating income of $1.6 million in 2016 was offset by a higher amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $1.9 million.

Cash provided by operating activities was $13.5 million in 2015 compared to $12.2 million in 2014.  The $1.3 million increase in cash provided by operating activities is primarily the net result of the positive impact of lower net cash used by relative changes in our inventories, receivables, payables and non-tax related accruals of $1.2 million in 2015.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding increased from December 31, 2015 to December 31, 2016 primarily as a result of the timing of sales and collections in the last month of 2016 as compared to 2015.  For comparative purposes, we have provided 2014 numbers below.

Days Sales Outstanding:	December 31, 2014	December 31, 2015	December 31, 2016
Security Products	32 Days	32 Days	36 Days
Marine Components	32 Days	26 Days	33 Days
Total	32 Days	31 Days	36 Days

As shown below, our average number of days in inventory increased slightly from December 31, 2015 to December 31, 2016 after assuming more normalized levels following an intentional inventory build in each of our segments at the end of 2014. The variability in days in inventory among our segments primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2014 numbers below.

Days in Inventory:	December 31 2014	December 31, 2015	December 31, 2016
Security Products	85 Days	70 Days	73 Days
Marine Components	125 Days	120 Days	122 Days
Total	90 Days	76 Days	79 Days

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $2.8 million in 2014, $4.2 million in 2015 and $3.2 million in 2016.  See Note 2 to our Consolidated Financial Statements.  Capital expenditures in 2015 and 2016 include approximately $543,000 and $994,000, respectively, for an expansion to our Grayslake facility which was completed in April 2016.  Approximately $481,000 of our 2014 capital expenditures relates to the implementation of a new manufacturing and accounting system for our operating segments that was implemented in January 2014.

Capital expenditures for 2017 are estimated at approximately $3.6 million.  Capital spending for 2017 is expected to be funded through cash on hand and cash generated from operations.

In August 2016, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2018.  The amount of our outstanding loans to Valhi at any time is at our discretion.  During the third and fourth quarters of 2016, Valhi had borrowed a net $27.4 million under the promissory note ($36.6 million of gross borrowings and $9.2 million of gross repayments).  See Note 9 to the Consolidated Financial Statements.

Financing activities.  Cash dividends paid totaled $2.5 million ($.20 per share) in each of 2014, 2015 and 2016.

Off balance sheet financing arrangements

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

All of our $33.2 million aggregate cash and cash equivalents at December 31, 2016, were held in the U.S.

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

Contractual obligations

As more fully described in the notes to the Consolidated Financial Statements, we are a party to various leases and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2016 by the type and date of payment.

	Payments due by period
	Total	2017	2018–2019	2020–2021	2022 and after
	(In thousands)
Operating leases	$559	$151	$251	$157	$-
Purchase obligations	10,099	9,664	435	-	-
Income taxes	1,441	1,441	-	-	-
Fixed asset acquisitions	905	905	-	-	-
Total contractual cash obligations	$13,004	$12,161	$686	$157	$-

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2016, which is assumed to be paid during 2017.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Commitments and contingencies

See Note 10 to the Consolidated Financial Statements.

Recent accounting pronouncements

See Note 12 to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2016 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

10.4

First Amended and Restated Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated October 15, 2015 - incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-13905) filed on March 3, 2016.

10.5**	First Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2016 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016 (File No 1-13905).

Item No.	Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 1, 2017	By:	/s/ David A. Bowers
David A. Bowers
Vice Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert D. Graham	Chairman of the Board	March 1, 2017
Robert D. Graham

/s/ David A. Bowers	Vice Chairman of the	March 1, 2017
David A. Bowers	Board and Chief Executive Officer (Principal Executive Officer)

/s/ James W. Brown	Vice President,	March 1, 2017
James W. Brown	Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Thomas E. Barry	Director	March 1, 2017
Thomas E. Barry

/s/ Loretta J. Feehan	Director	March 1, 2017
Loretta J. Feehan

/s/ Elisabeth C. Fisher	Director	March 1, 2017
Elisabeth C. Fisher

/s/ Ann Manix	Director	March 1, 2017
Ann Manix

/s/ Cecil H. Moore, Jr.	Director	March 1, 2017
Cecil H. Moore, Jr.

/s/ Mary A. Tidlund	Director	March 1, 2017
Mary A. Tidlund

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompX International Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of CompX International Inc. and its subsidiaries at January 3, 2016 and January 1, 2017, and the results of their operations and their cash flows for the fiscal years ended December 28, 2014, January 3, 2016 and January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 1, 2017

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2015	2016

Current assets:
Cash and cash equivalents	$52,347	$33,153
Accounts receivable	8,760	10,347
Inventories	15,098	14,974
Prepaid expenses and other	704	701

Total current assets	76,909	59,175

Other assets:
Note receivable from affiliate	-	27,400
Goodwill	23,742	23,742
Other noncurrent	590	590

Total other assets	24,332	51,732

Property and equipment:
Land	4,928	4,935
Buildings	21,231	22,541
Equipment	63,539	65,570
Construction in progress	1,567	1,098
	91,265	94,144

Less accumulated depreciation	57,714	61,071

Net property and equipment	33,551	33,073

Total assets	$134,792	$143,980

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2015	2016

Current liabilities:
Accounts payable and accrued liabilities	$11,618	$11,882
Income taxes payable to affiliate	470	1,441

Total current liabilities	12,088	13,323

Noncurrent liabilities -
Deferred income taxes	5,001	4,887

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 2,411,107 and
2,419,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value;
10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,422	55,515
Retained earnings	62,157	70,131

Total stockholders' equity	117,703	125,770

Total liabilities and stockholders’ equity	$134,792	$143,980

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2014	2015	2016

Net sales	$103,846	$108,994	$108,920
Cost of goods sold	71,598	75,593	73,753

Gross profit	32,248	33,401	35,167

Selling, general and administrative expense	18,641	19,430	19,593

Operating income	13,607	13,971	15,574

Interest income	66	50	390

Income before income taxes	13,673	14,021	15,964

Provision for income taxes	5,012	4,903	5,507

Net income	$8,661	$9,118	$10,457

Basic and diluted earnings per common share	$0.70	$0.73	$0.84

Cash dividends per share	$0.20	$0.20	$0.20

Basic and diluted weighted average
shares outstanding	12,401	12,408	12,416

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2014	2015	2016

Cash flows from operating activities:
Net income	$8,661	$9,118	$10,457
Depreciation and amortization	3,533	3,536	3,698
Deferred income taxes	468	125	(114)
Provision for inventory reserves	24	233	161
Other, net	133	125	169
Change in assets and liabilities:
Accounts receivable, net	(251)	(46)	(1,596)
Inventories, net	(3,652)	1,532	(37)
Accounts payable and accrued liabilities	3,119	(1,036)	153
Accounts with affiliates	93	37	970
Other, net	42	(148)	3

Net cash provided by operating activities	12,170	13,476	13,864

Cash flows from investing activities:
Capital expenditures	(2,825)	(4,218)	(3,175)
Note receivable from affiliate:
Collections	-	-	9,200
Advances	-	-	(36,600)
Other, net	(48)	-	-

Net cash used in investing activities	(2,873)	(4,218)	(30,575)

Cash flows from financing activities -
Dividends paid	(2,480)	(2,481)	(2,483)

Net cash used in financing activities	(2,480)	(2,481)	(2,483)

Net increase (decrease)	$6,817	$6,777	$(19,194)

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2014	2015	2016

Cash and cash equivalents -
Net increase (decrease) from:
Operating, investing and financing activities	$6,817	$6,777	$(19,194)
Balance at beginning of year	38,753	45,570	52,347

Balance at end of year	$45,570	$52,347	$33,153

Supplemental disclosures -
Cash paid for income taxes	$4,449	$4,743	$4,646

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2014, 2015 and 2016

(In thousands)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2013	$24	$100	$55,265	$49,339	$104,728

Net income	-	-	-	8,661	8,661
Cash dividends	-	-	-	(2,480)	(2,480)
Issuance of common stock	-	-	77	-	77

Balance at December 31, 2014	24	100	55,342	55,520	110,986

Net income	-	-	-	9,118	9,118
Cash dividends	-	-	-	(2,481)	(2,481)
Issuance of common stock	-	-	80	-	80

Balance at December 31, 2015	24	100	55,422	62,157	117,703

Net income	-	-	-	10,457	10,457
Cash dividends	-	-	-	(2,483)	(2,483)
Issuance of common stock	-	-	93	-	93

Balance at December 31, 2016	$24	$100	$55,515	$70,131	$125,770

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2016.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2016, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  Each of the years ended December 31, 2014 and 2016 consisted of 52 weeks.  The year ended December 31, 2015 consisted of 53 weeks.  For presentation purposes, annual and quarterly information in the consolidated financial statements and accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable. The actual date of our fiscal years ended December 31, 2014, 2015 and 2016 are December 28, 2014, January 3, 2016 and January 1, 2017, respectively.

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

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

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

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs were not significant in 2014, 2015 or 2016.

Goodwill.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We evaluate goodwill for impairment annually or when circumstances indicate the carrying value may not be recoverable.  See Note 5.

Property and equipment; depreciation expense.  We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.5 million in each of 2014 and 2015 and $3.7 million in 2016.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.3 million in 2014, $2.4 million in 2015 and $2.6 million in 2016.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments for income taxes to NL of $4.4 million in 2014, $4.7 million in 2015 and $4.6 million in 2016.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil in each of 2015 and 2016.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2016, we had two operating segments – Security Products and Marine Components.

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

The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense (if any), exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of business units and other long-lived assets outside the ordinary course of business).  The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations.

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

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Net sales:
Security Products	$91,470	$95,614	$94,693
Marine Components	12,376	13,380	14,227
Total	$103,846	$108,994	$108,920
Operating income (loss):
Security Products	$18,740	$18,585	$19,981
Marine Components	705	1,433	1,707
Corporate	(5,838)	(6,047)	(6,114)
Total operating income	13,607	13,971	15,574
Interest income	66	50	390

Income before income taxes	$13,673	$14,021	$15,964

Depreciation and amortization:
Security Products	$2,771	$2,831	$3,025
Marine Components	732	695	663
Corporate	30	10	10
Total	$3,533	$3,536	$3,698
Capital expenditures:
Security Products	$2,571	$3,805	$3,017
Marine Components	250	408	153
Corporate	4	5	5
Total	$2,825	$4,218	$3,175

Net sales point of destination:
United States	$98,994	$103,737	$98,526
Canada	1,927	2,352	7,515
Mexico	1,124	1,334	1,315
Other	1,801	1,571	1,564
Total	$103,846	$108,994	$108,920

	December 31,
	2014	2015	2016
	(In thousands)
Total assets:
Security Products	$70,244	$72,561	$73,345
Marine Components	9,951	12,761	12,209
Corporate and eliminations	48,896	49,470	58,426
Total	$129,091	$134,792	$143,980

Net property and equipment for 2014, 2015 and 2016 is entirely located in the United States.

Note 3 – Accounts receivable, net:

	December 31,
	2015	2016
	(In thousands)
Account receivable, net:
Security Products	$7,995	$9,329
Marine Components	852	1,088
Allowance for doubtful accounts	(87)	(70)
Total accounts receivable, net	$8,760	$10,347

Note 4 – Inventories:

	December 31,
	2015	2016
	(In thousands)
Raw materials:
Security Products	$2,426	$2,365
Marine Components	381	378
Total raw materials	2,807	2,743
Work-in-process:
Security Products	7,732	7,387
Marine Components	1,614	1,601
Total work-in-process	9,346	8,988
Finished goods:
Security Products	2,041	2,440
Marine Components	904	803
Total finished goods	2,945	3,243
Total inventories, net	$15,098	$14,974

Note 5 – Goodwill:

We assign goodwill based on reporting unit (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments.  All of our goodwill recognized during the past three years relates to our Security Products segment and was generated from acquisitions relating to our Security Products segment prior to 2001. We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.

In 2014, 2015 and 2016, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date.  No impairment was indicated as part of such annual reviews of goodwill.  As permitted by GAAP, during 2014 and 2015 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the two-step quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.

Our gross goodwill at December 31, 2016 is $33.6 million.  Prior to 2014, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2015	2016
	(In thousands)
Accounts payable	$2,671	$2,614
Accrued liabilities:
Employee benefits	7,652	7,644
Customer tooling	320	346
Taxes other than on income	253	300
Insurance	244	233
Professional	75	219
Sales rebates	96	140
Other	307	386
Total	$11,618	$11,882

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% are presented below.  All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Provision for income taxes:
Currently payable	$4,544	$4,778	$5,621
Deferred income tax expense (benefit)	468	125	(114)
Total	$5,012	$4,903	$5,507
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$4,787	$4,908	$5,588
State income taxes	604	387	388
Domestic production activities deduction	(378)	(415)	(495)
Valuation allowance	(24)	-	-
Other, net	23	23	26
Total	$5,012	$4,903	$5,507

The components of the net deferred tax liability are summarized below.

	December 31,
	2015	2016
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$538	$507
Property and equipment	(4,650)	(4,468)
Accrued liabilities and other deductible differences	45	110
Accrued employee benefits	1,695	1,592
Other deductible differences	4	4
Goodwill	(2,625)	(2,625)
Other taxable differences	(8)	(7)
Total deferred tax liability	$(5,001)	$(4,887)

We previously had certain U.S. state net operating loss carryforwards, the benefit of which we had not recognized under the more-likely-than-not recognition criteria.  We utilized all of the remaining state net operating loss carryforward in 2014.  Our provision for income taxes includes a benefit of $24,000 in 2014 related to changes in the deferred tax asset valuation allowance associated with such carryforwards.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our income tax returns prior to 2013 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2013	2,397,107	10,000,000
Issued	7,000	-
Balance at December 31, 2014	2,404,107	10,000,000
Issued	7,000	-
Balance at December 31, 2015	2,411,107	10,000,000
Issued	8,000	-
Balance at December 31, 2016	2,419,107	10,000,000

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

Share repurchases and cancellations.  Prior to 2014, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2014, 2015 or 2016 and at December 31, 2016, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to non-employee members of our board of directors.  All of the Class A common shares we issued in 2014, 2015 and 2016 were issued under this plan.  At December 31, 2016, 173,000 shares were available for award under this plan.

Dividends.  We paid regular quarterly dividends of $.05 per share during 2014, 2015 and 2016.  Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in August, 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2018.  The amount of our outstanding loans to Valhi at any time is at our discretion.  At December 31, 2016, the outstanding principal balance receivable from Valhi under the promissory note was $27.4 million.  Interest income (including unused commitment fees) on our loan to Valhi was $0.2 million in 2016.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.0 million in each of 2014 and 2015 and $3.1 million in 2016.  This agreement is renewed annually, and we expect to pay $2.8 million under the ISA during 2017.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”), each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M.  Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.1 million in 2014, $1.6 million in 2015 and $1.7 million in 2016.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect that these relationships with Tall Pines and EWI will continue in 2017.

With respect to certain of such jointly-owned insurance policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, and in the event that the available coverage under a particular policy would become exhausted by one or more claims, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss arising because the available coverage had been exhausted by one or more claims will be shared ratably amongst those entities that had submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

Note 10 – Commitments and contingencies:

Legal proceedings.  We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  Our ten largest customers accounted for approximately 47% of sales in 2014, 48% in 2015, and 46% in 2016.  One customer of the Security Products segment accounted for 13% of consolidated sales in each of 2014 and 2015, and 14% in 2016.  Another customer of the Security Products segment accounted for approximately 12% of consolidated sales in each of 2014 and 2015, and 11% in 2016.

Rent expense was not significant in 2014, 2015 or 2016 and at December 31, 2016, future minimum rentals under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In thousands)
2017	$151
2018	135
2019	116
2020	104
2021	53
2022 and thereafter	-
Total	$559

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2015		2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$52,347	$52,347	$33,153	$33,153
Accounts receivable, net	8,760	8,760	10,347	10,347
Accounts payable	2,671	2,671	2,614	2,614

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent Accounting Pronouncements:

Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  We currently expect to adopt the standard in the first quarter of 2018 using the modified retrospective approach to adoption. Our sales generally involve single performance obligations to ship goods pursuant to customer purchase orders without further underlying contracts, and as such we expect adoption of this standard will have minimal effect on our revenues. We are in the process of evaluating the additional disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of –use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the amount of our future minimum payments under non-cancellable operating leases at December 31, 2016 disclosed in Note 10, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheet.

Note 13 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2015:
Net sales	$27.9	$28.9	$26.5	$25.7
Gross profit	8.6	9.2	8.1	7.5
Operating income	3.7	4.3	3.4	2.6
Net income	2.4	2.8	2.2	1.7

Basic and diluted earnings per share	$.19	$.23	$.18	$.13
2016:
Net sales	$27.1	$27.1	$28.4	$26.3
Gross profit	8.2	8.5	9.4	9.1
Operating income	3.4	3.7	4.5	4.0
Net income	2.2	2.4	3.0	2.9

Basic and diluted earnings per share	$.18	$.20	$.24	$.23

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.