Form 10-Q
period 2017-03-31
COMPX INTERNATIONAL INC
filed 2017-05-05
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒  (Do not check if a smaller reporting company)

Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of common stock outstanding on May 1, 2017:

Class A: 2,419,107     Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2016	2017
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$33,153	$30,113
Accounts receivable, net	10,347	12,988
Inventories, net	14,974	15,347
Prepaid expenses and other	701	779
Total current assets	59,175	59,227
Other assets:
Note receivable from affiliate	27,400	29,000
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	51,732	53,332
Property and equipment:
Land	4,935	4,935
Buildings	22,541	22,541
Equipment	65,570	65,773
Construction in progress	1,098	783
	94,144	94,032
Less accumulated depreciation	61,071	61,319
Net property and equipment	33,073	32,713
Total assets	$143,980	$145,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,882	$9,528
Income taxes payable to affiliates	1,441	2,520
Total current liabilities	13,323	12,048
Noncurrent liabilities -
Deferred income taxes	4,887	4,924
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,515	55,515
Retained earnings	70,131	72,661
Total stockholders' equity	125,770	128,300
Total liabilities and stockholders’ equity	$143,980	$145,272

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Net sales	$27,075	$29,948
Cost of goods sold	18,870	20,262
Gross profit	8,205	9,686
Selling, general and administrative expense	4,852	5,162
Operating income	3,353	4,524
Interest income	32	335
Income before taxes	3,385	4,859
Provision for income taxes	1,185	1,708
Net income	$2,200	$3,151

Basic and diluted net income per common share	$0.18	$0.25

Cash dividends per share	$0.05	$0.05

Basic and diluted weighted average shares outstanding	12,411	12,419

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income	$2,200	$3,151
Depreciation and amortization	909	915
Deferred income taxes	(28)	37
Other, net	58	14
Change in assets and liabilities:
Accounts receivable, net	(3,121)	(2,644)
Inventories, net	627	(381)
Accounts payable and accrued liabilities	(3,066)	(2,303)
Accounts with affiliates	648	1,079
Prepaids and other, net	(675)	(78)
Net cash used in operating activities	(2,448)	(210)
Cash flows from investing activities:
Capital expenditures	(1,221)	(609)
Note receivable from affiliate:
Collections	-	12,500
Advances	-	(14,100)
Net cash used in investing activities	(1,221)	(2,209)
Cash flows from financing activities -
Dividends paid	(620)	(621)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(4,289)	(3,040)
Balance at beginning of period	52,347	33,153
Balance at end of period	$48,058	$30,113
Supplemental disclosures -
Cash paid for income taxes	$565	$585

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2017

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2016	$24	$100	$55,515	$70,131	$125,770
Net income	—	—	—	3,151	3,151
Cash dividends	—	—	—	(621)	(621)
Balance at March 31, 2017	$24	$100	$55,515	$72,661	$128,300

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2017.  We manufacture and sell component products (security products and recreational marine components).  At March 31, 2017, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “2016 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2017 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2016, December 31, 2016 and March 31, 2017.  The actual dates of our annual and quarterly periods are April 3, 2016, January 1, 2017 and April 2, 2017, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2016	2017
	(In thousands)
Net sales:
Security Products	$23,414	$26,010
Marine Components	3,661	3,938
Total net sales	$27,075	$29,948

Operating income (loss):
Security Products	$4,471	$5,691
Marine Components	334	371
Corporate operating expenses	(1,452)	(1,538)
Total operating income	3,353	4,524
Interest income	32	335
Income before taxes	$3,385	$4,859

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2016	2017
	(In thousands)
Accounts receivable, net:
Security Products	$9,329	$11,339
Marine Components	1,088	1,719
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,347	$12,988

Note 4 – Inventories, net:

	December 31,	March 31,
	2016	2017
	(In thousands)
Raw materials:
Security Products	$2,365	$2,272
Marine Components	378	509
Total raw materials	2,743	2,781
Work-in-process:
Security Products	7,387	8,300
Marine Components	1,601	1,476
Total work-in-process	8,988	9,776
Finished goods:
Security Products	2,440	2,088
Marine Components	803	702
Total finished goods	3,243	2,790
Total inventories, net	$14,974	$15,347

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2016	2017
	(In thousands)
Accounts payable	$2,614	$3,661
Accrued liabilities:
Employee benefits	7,644	4,091
Customer tooling	346	388
Taxes other than on income	300	498
Insurance	233	179
Professional	219	211
Sales rebates	140	112
Other	386	388
Total accounts payable and accrued liabilities	$11,882	$9,528

Note 6 – Provision for income taxes:

	Three months ended
	March 31,
	2016	2017
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$1,185	$1,701
Domestic production activities deduction	(105)	(145)
State income taxes	98	132
Other, net	7	20
Total income tax expense	$1,185	$1,708

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2016		2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$33,153	$33,153	$30,113	$30,113
Accounts receivable, net	10,347	10,347	12,988	12,988
Accounts payable	2,614	2,614	3,661	3,661

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, in August 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2018.  The amount of our outstanding loans to Valhi at any time is at our discretion.  At March 31, 2017, the outstanding principal balance receivable from Valhi under the promissory note was $29.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.3 million for the three months ended March 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of–use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the amount of our future minimum payments under non-cancellable operating leases at December 31, 2016 totaling $0.6 million, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheet.

In January 2017, the FASB issued ASU 2017-04, Intangibles— Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit. The changes indicated above will be effective for us beginning in 2020 (our annual impairment tests are completed in the third quarter), with prospective application required, and early adoption is permitted.  We do not believe the application of ASU 2017-04 will have a material effect on our Condensed Consolidated Financial Statements and we plan to early adopt this ASU beginning with our current year goodwill impairment tests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other non-marine industries through our Marine Components segment.

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
•

Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

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

Operations Overview

We reported operating income of $4.5 million in the first quarter of 2017 compared to $3.4 million in the same period of 2016.  The increase in operating income from 2016 to 2017 primarily resulted from higher Security Products sales to existing government customers.

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

Results of Operations

	Three months ended
	March 31,
	2016	%	2017	%
	(Dollars in thousands)
Net sales	$27,075	100.0%	$29,948	100.0%
Cost of goods sold	18,870	69.7%	20,262	67.7%
Gross profit	8,205	30.3%	9,686	32.3%
Operating costs and expenses	4,852	17.9%	5,162	17.2%
Operating income	$3,353	12.4%	$4,524	15.1%

Net sales. Net sales increased $2.9 million in the first quarter of 2017 compared to the same period of 2016, primarily due to higher Security Products sales volumes to existing government security customers, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products.  Marine Components also contributed higher sales for the quarter. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased 2% in the first quarter of 2017 compared to the same period in 2016.  As a result, gross profit as a percentage of sales increased over the same period. Gross profit dollars increased due to higher sales at Security Products.  The increase in gross profit percentage is primarily due to manufacturing efficiencies facilitated by the higher production volumes at Security Products.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2017 were comparable to the same period in 2016.

Operating income. As a percentage of net sales, operating income for the first quarter of 2017 increased compared to the same period of 2016 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,
	2016	2017	% Change
	(Dollars in thousands)
Net sales:
Security Products	$23,414	$26,010	11%
Marine Components	3,661	3,938	8%
Total net sales	$27,075	$29,948	11%
Gross profit:
Security Products	$7,286	$8,725	20%
Marine Components	919	961	5%
Total gross profit	$8,205	$9,686	18%
Operating income:
Security Products	$4,471	$5,691	27%
Marine Components	334	371	11%
Corporate operating expenses	(1,452)	(1,538)	-6%
Total operating income	$3,353	$4,524	35%
Gross profit margin:
Security Products	31.1%	33.5%
Marine Components	25.1%	24.4%
Total gross profit margin	30.3%	32.3%
Operating income margin:
Security Products	19.1%	21.9%
Marine Components	9.1%	9.4%
Total operating income margin	12.4%	15.1%

Security Products. Security Products net sales increased 11% in the first quarter of 2017 compared to the same period last year. The increase in sales is primarily due to approximately $3.1 million in higher sales volumes to existing government security customers, partially offset by a decrease of approximately $0.8 million in sales to a customer serving the recreational transportation market.  Gross profit margin and operating income as a percentage of sales in 2017 increased compared to the same period in 2016 primarily due to manufacturing efficiencies facilitated by higher production volumes.

Marine Components. Marine Components net sales increased 8% in the first quarter of 2017 as compared to the same period last year, reflecting generally improved demand for products sold to various markets. Gross profit margin and operating income as a percentage of net sales in the first quarter of 2017 were comparable to the first quarter of 2016.

Outlook. First quarter sales reflect continued strong demand for our products, including high-security applications for our existing government customers, partially offset by lower sales to the transportation market, where a significant customer of the segment is currently experiencing weakened sales volumes. While we expect government security sales to moderate by midyear, with full-year 2017 government security volumes being lower than full-year 2016 volumes, and anticipate continued softness in transportation sales, our 2017 Security Products sales to other markets are expected to be at least comparable to the prior year. We continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by our growing Marine Components segment. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Our net cash used by operating activities for the first three months of 2017 decreased by $2.2 million as compared to the first three months of 2016.  The decrease in net cash used is primarily due to the net effects of:

•	The positive impact of higher operating income in 2017 of $1.2 million;
•

The positive impact of lower net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals attributable to our operations of approximately $0.8 million in 2017; and

•	The positive impact of higher interest income received of $0.3 million in 2017.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2016 to March 31, 2017 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter. Overall, our March 31, 2017 days sales outstanding compared to December 31, 2016 is in line with our expectations. For comparative purposes, we have provided December 31, 2015 and March 31, 2016 numbers below.

Days Sales Outstanding:	December 31, 2015	March 31, 2016	December 31, 2016	March 31, 2017
Security Products	32 Days	41 Days	36 Days	39 Days
Marine Components	26 Days	36 Days	33 Days	39 Days
Consolidated CompX	31 Days	40 Days	36 Days	39 Days

As expected, our total average number of days in inventory decreased from December 31, 2016 to March 31, 2017 primarily as a result of the seasonal increase in sales during the first quarter 2017 as compared to the fourth quarter of 2016.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2015 and March 31, 2016 numbers below.

Days in Inventory:	December 31, 2015	March 31, 2016	December 31, 2016	March 31, 2017
Security Products	70 Days	67 Days	73 Days	67 Days
Marine Components	120 Days	85 Days	122 Days	82 Days
Consolidated CompX	76 Days	70 Days	79 Days	69 Days

Investing activities. Our capital expenditures were $0.6 million in the first three months of 2017 compared to $1.2 million in the first three months of 2016. Capital expenditures for 2016 include approximately $0.9 million related to the expansion of our Grayslake facility which was completed in April 2016. In addition, we loaned a net $1.6 million to Valhi in the first three months of 2017 under the terms of our unsecured revolving demand promissory note entered into in August 2016 ($14.1 million of gross borrowings by Valhi and $12.5 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

All of our $30.1 million aggregate cash and cash equivalents at March 31, 2017 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2017 totaled $0.8 million.  Our 2017 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2016 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2016 Annual Report.

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2017 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2016 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2016 Annual Report. See also Note 7 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of David A. Bowers, our Vice Chairman of the Board and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2016 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2017.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 5, 2017	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller