Form 10-Q
period 2017-06-30
COMPX INTERNATIONAL INC
filed 2017-08-04
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

Number of shares of common stock outstanding on August 1, 2017:

Class A: 2,426,107     Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2016	2017
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$33,153	$22,543
Accounts receivable, net	10,347	12,155
Inventories, net	14,974	15,317
Prepaid expenses and other	701	669
Total current assets	59,175	50,684
Other assets:
Note receivable from affiliate	27,400	39,500
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	51,732	63,832
Property and equipment:
Land	4,935	4,935
Buildings	22,541	22,558
Equipment	65,570	65,690
Construction in progress	1,098	1,538
	94,144	94,721
Less accumulated depreciation	61,071	61,921
Net property and equipment	33,073	32,800
Total assets	$143,980	$147,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,882	$10,165
Income taxes payable to affiliates	1,441	1,114
Total current liabilities	13,323	11,279
Noncurrent liabilities -
Deferred income taxes	4,887	4,958
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,515	55,612
Retained earnings	70,131	75,343
Total stockholders' equity	125,770	131,079
Total liabilities and stockholders’ equity	$143,980	$147,316

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(unaudited)		(unaudited)
Net sales	$27,107	$30,002	$54,182	$59,950
Cost of goods sold	18,621	20,494	37,491	40,756
Gross profit	8,486	9,508	16,691	19,194
Selling, general and administrative expense	4,769	4,907	9,621	10,068
Operating income	3,717	4,601	7,070	9,126
Interest income	41	482	73	817
Income before taxes	3,758	5,083	7,143	9,943
Provision for income taxes	1,320	1,780	2,505	3,489
Net income	$2,438	$3,303	$4,638	$6,454

Basic and diluted net income per common share	$0.20	$0.27	$0.37	$0.52

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Basic and diluted weighted average shares outstanding	12,415	12,422	12,413	12,421

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income	$4,638	$6,454
Depreciation and amortization	1,850	1,828
Deferred income taxes	(26)	71
Other, net	291	189
Change in assets and liabilities:
Accounts receivable, net	(3,634)	(1,823)
Inventories, net	851	(417)
Accounts payable and accrued liabilities	(1,639)	(1,676)
Accounts with affiliates	164	(327)
Prepaids and other, net	(626)	32
Net cash provided by operating activities	1,869	4,331
Cash flows from investing activities:
Capital expenditures	(1,674)	(1,599)
Note receivable from affiliate:
Collections	-	27,200
Advances	-	(39,300)
Net cash used in investing activities	(1,674)	(13,699)
Cash flows from financing activities -
Dividends paid	(1,242)	(1,242)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(1,047)	(10,610)
Balance at beginning of period	52,347	33,153
Balance at end of period	$51,300	$22,543
Supplemental disclosures -
Cash paid for income taxes	$2,367	$3,747

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2017

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2016	$24	$100	$55,515	$70,131	$125,770
Net income	—	—	—	6,454	6,454
Issuance of common stock	—	—	97	—	97
Cash dividends	—	—	—	(1,242)	(1,242)
Balance at June 30, 2017	$24	$100	$55,612	$75,343	$131,079

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2017.  We manufacture and sell component products (security products and recreational marine components).  At June 30, 2017, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “2016 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2017 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2016, December 31, 2016 and June 30, 2017.  The actual dates of our annual and quarterly periods are July 3, 2016, January 1, 2017 and July 2, 2017, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands)		(In thousands)
Net sales:
Security Products	$23,195	$26,039	$46,609	$52,049
Marine Components	3,912	3,963	7,573	7,901
Total net sales	$27,107	$30,002	$54,182	$59,950

Operating income (loss):
Security Products	$4,785	$5,361	$9,256	$11,053
Marine Components	555	495	889	866
Corporate operating expenses	(1,623)	(1,255)	(3,075)	(2,793)
Total operating income	3,717	4,601	7,070	9,126
Interest income	41	482	73	817
Income before taxes	$3,758	$5,083	$7,143	$9,943

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2016	2017
	(In thousands)
Accounts receivable, net:
Security Products	$9,329	$10,844
Marine Components	1,088	1,381
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,347	$12,155

Note 4 – Inventories, net:

	December 31,	June 30,
	2016	2017
	(In thousands)
Raw materials:
Security Products	$2,365	$2,316
Marine Components	378	575
Total raw materials	2,743	2,891
Work-in-process:
Security Products	7,387	8,253
Marine Components	1,601	1,533
Total work-in-process	8,988	9,786
Finished goods:
Security Products	2,440	1,929
Marine Components	803	711
Total finished goods	3,243	2,640
Total inventories, net	$14,974	$15,317

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2016	2017
	(In thousands)
Accounts payable	$2,614	$3,506
Accrued liabilities:
Employee benefits	7,644	5,195
Customer tooling	346	355
Taxes other than on income	300	426
Insurance	233	153
Professional	219	22
Sales rebates	140	127
Other	386	381
Total accounts payable and accrued liabilities	$11,882	$10,165

Note 6 – Provision for income taxes:

	Six months ended
	June 30,
	2016	2017
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$2,500	$3,480
Domestic production activities deduction	(218)	(298)
State income taxes	208	269
Other, net	15	38
Total income tax expense	$2,505	$3,489

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2016		2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$33,153	$33,153	$22,543	$22,543
Accounts receivable, net	10,347	10,347	12,155	12,155
Accounts payable	2,614	2,614	3,506	3,506

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, in August 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2018.  The amount of our outstanding loans to Valhi at any time is at our discretion.  At June 30, 2017, the outstanding principal balance receivable from Valhi under the promissory note was $39.5 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.4 million and $0.8 million for the second quarter and six months ended June 30, 2017, respectively.

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

Operations Overview

We reported operating income of $4.6 million in the second quarter of 2017 compared to $3.7 million in the same period of 2016. Operating income for the first six months of 2017 was $9.1 million compared to $7.1 million for the comparable period in 2016. The increase in operating income from 2016 to 2017 primarily resulted from higher Security Products sales to existing government customers.

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

Results of Operations

	Three months ended
	June 30,
	2016	%	2017	%
	(Dollars in thousands)
Net sales	$27,107	100.0%	$30,002	100.0%
Cost of goods sold	18,621	68.7%	20,494	68.3%
Gross profit	8,486	31.3%	9,508	31.7%
Operating costs and expenses	4,769	17.6%	4,907	16.4%
Operating income	$3,717	13.7%	$4,601	15.3%

	Six months ended
	June 30,
	2016	%	2017	%
	(Dollars in thousands)

Net sales	$54,182	100.0%	$59,950	100.0%
Cost of goods sold	37,491	69.2%	40,756	68.0%
Gross profit	16,691	30.8%	19,194	32.0%
Operating costs and expenses	9,621	17.8%	10,068	16.8%
Operating income	$7,070	13.0%	$9,126	15.2%

Net sales. Net sales increased $2.9 million in the second quarter of 2017 and $5.8 million in the first six months of 2017 compared to the respective periods of 2016, primarily due to higher Security Products sales volumes to existing government security customers, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold and resulting gross profit as a percentage of sales in the second quarter of 2017 was comparable to the same period in 2016. Cost of goods sold as a percentage of sales for the first six months of 2017 was approximately 1% less than 2016.  As a result, gross profit increased over the same period. The higher gross profit percentage for the most recent six month period is primarily due to manufacturing efficiencies facilitated by the higher production volumes at Security Products. Gross profit dollars increased for both the quarter and year-to-date periods due to higher sales at Security Products.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2017 were comparable to the same periods in 2016.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2017 increased compared to the same periods of 2016 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2017	% Change	2016	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$23,195	$26,039	12%	$46,609	$52,049	12%
Marine Components	3,912	3,963	1%	7,573	7,901	4%
Total net sales	$27,107	$30,002	11%	$54,182	$59,950	11%
Gross profit:
Security Products	$7,383	$8,439	14%	$14,669	$17,164	17%
Marine Components	1,103	1,069	-3%	2,022	2,030	-%
Total gross profit	$8,486	$9,508	12%	$16,691	$19,194	15%
Operating income:
Security Products	$4,785	$5,361	12%	$9,256	$11,053	19%
Marine Components	555	495	-11%	889	866	-3%
Corporate operating expenses	(1,623)	(1,255)	23%	(3,075)	(2,793)	9%
Total operating income	$3,717	$4,601	24%	$7,070	$9,126	29%
Gross profit margin:
Security Products	31.8%	32.4%		31.5%	33.0%
Marine Components	28.2%	27.0%		26.7%	25.7%
Total gross profit margin	31.3%	31.7%		30.8%	32.0%
Operating income margin:
Security Products	20.6%	20.6%		19.9%	21.2%
Marine Components	14.2%	12.5%		11.7%	11.0%
Total operating income margin	13.7%	15.3%		13.0%	15.2%

Security Products. Security Products net sales increased 12% in each of the second quarter and first six months of 2017 compared to the same periods last year. The increase in sales is primarily due to approximately $3.2 million and $6.3 million for the second quarter and six month periods, respectively, in higher sales volumes to existing government security customers, partially offset by decreases of approximately $0.9 million and $1.7 million for the second quarter and six month periods, respectively, in sales to a customer serving the recreational transportation market.

Gross profit margin and operating income as a percentage of sales for the second quarter of 2017 were comparable to the same period in the prior year. Gross profit margin and operating income as a percentage of sales for the first six months of 2017 increased compared to the same period in 2016 as a result of manufacturing efficiencies, principally in the first quarter of 2017, facilitated by higher production volumes.

Marine Components. Marine Components net sales increased 1% and 4% in the second quarter and first six months of 2017, respectively, as compared to the same periods last year. The increase in sales for the first six months of 2017 reflects generally improved demand for products sold to various markets. Gross profit margin and operating income as a percentage of net sales decreased in the second quarter and first six months of 2017 compared to the same periods last year due to a combination of factors, including customer and product mix as well as manufacturing inefficiencies resulting from temporary personnel turnover in key departments.

Outlook. Sales for the first half of 2017 reflect continued strong demand for our products, particularly high-security applications for our existing government customers, partially offset by lower security product sales to the transportation market, where a significant customer of the segment continues to experience weakened sales volumes. While we expect government security sales to moderate in the second half of 2017 and anticipate continued softness in transportation sales, full year sales of security products for 2017 should meet or exceed 2016 levels. Similarly, we expect 2017 sales of marine products to meet or exceed 2016, as our growing Marine Components segment continues to benefit from innovation and diversification in our product offerings to the recreational boat market. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Net cash provided by operating activities for the first six months of 2017 increased by $2.5 million as compared to the first six months of 2016.  The increase is primarily due to the net effects of:

•	The positive impact of higher operating income in 2017 of $2.1 million;
•

The positive impact of lower net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals attributable to our operations of approximately $1.2 million in 2017;

•	The positive impact of higher interest income received of $0.7 million in 2017; and
•	The negative impact of higher cash paid for taxes of $1.4 million in 2017, due to higher earnings in 2017.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2016 to June 30, 2017 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter. Overall, our June 30, 2017 days sales outstanding compared to December 31, 2016 is in line with our expectations. For comparative purposes, we have provided December 31, 2015 and June 30, 2016 numbers below.

Days Sales Outstanding:	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017
Security Products	32 Days	43 Days	36 Days	38 Days
Marine Components	26 Days	33 Days	33 Days	31 Days
Consolidated CompX	31 Days	42 Days	36 Days	37 Days

As expected, our total average number of days in inventory decreased from December 31, 2016 to June 30, 2017 primarily as a result of the seasonal increase in sales during the second quarter 2017 as compared to the fourth quarter of 2016.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end-products.  For comparative purposes, we have provided December 31, 2015 and June 30, 2016 numbers below.

Days in Inventory:	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017
Security Products	70 Days	68 Days	73 Days	65 Days
Marine Components	120 Days	77 Days	122 Days	89 Days
Consolidated CompX	76 Days	69 Days	79 Days	68 Days

Investing activities. Our capital expenditures were $1.6 million in the first six months of 2017 compared to $1.7 million in the first six months of 2016. Capital expenditures for 2016 include approximately $1.0 million related to the expansion of our Grayslake facility which was completed in April 2016. In addition, we loaned a net $12.1 million to Valhi in the first six months of 2017 under the terms of our unsecured revolving demand promissory note receivable entered into in August 2016 ($39.3 million of gross borrowings by Valhi and $27.2 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

All of our $22.5 million aggregate cash and cash equivalents at June 30, 2017 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2017 totaled $0.6 million.  Our 2017 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2017 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2016 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2017.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 4, 2017	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller