Form 10-Q
period 2017-09-30
COMPX INTERNATIONAL INC
filed 2017-11-01
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

Number of shares of common stock outstanding on October 26, 2017:

Class A: 2,426,107     Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2016	2017
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$33,153	$28,790
Accounts receivable, net	10,347	11,717
Inventories, net	14,974	15,313
Prepaid expenses and other	701	741
Total current assets	59,175	56,561
Other assets:
Note receivable from affiliate	27,400	36,700
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	51,732	61,032
Property and equipment:
Land	4,935	4,935
Buildings	22,541	22,767
Equipment	65,570	66,868
Construction in progress	1,098	680
	94,144	95,250
Less accumulated depreciation	61,071	62,661
Net property and equipment	33,073	32,589
Total assets	$143,980	$150,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,882	$11,422
Income taxes payable to affiliates	1,441	857
Total current liabilities	13,323	12,279
Noncurrent liabilities -
Deferred income taxes	4,887	4,949
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,515	55,612
Retained earnings	70,131	77,218
Total stockholders' equity	125,770	132,954
Total liabilities and stockholders’ equity	$143,980	$150,182

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(unaudited)		(unaudited)
Net sales	$28,404	$26,992	$82,586	$86,943
Cost of goods sold	19,005	18,794	56,496	59,552
Gross profit	9,399	8,198	26,090	27,391
Selling, general and administrative expense	4,926	4,830	14,547	14,897
Operating income	4,473	3,368	11,543	12,494
Interest income	88	546	161	1,363
Income before taxes	4,561	3,914	11,704	13,857
Provision for income taxes	1,592	1,418	4,097	4,906
Net income	$2,969	$2,496	$7,607	$8,951

Basic and diluted net income per common share	$0.24	$0.20	$0.61	$0.72

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Basic and diluted weighted average shares outstanding	12,419	12,426	12,415	12,422

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income	$7,607	$8,951
Depreciation and amortization	2,790	2,747
Deferred income taxes	(77)	62
Other, net	348	252
Change in assets and liabilities:
Accounts receivable, net	(4,289)	(1,386)
Inventories, net	280	(475)
Accounts payable and accrued liabilities	438	(599)
Accounts with affiliates	817	(584)
Prepaids and other, net	17	(40)
Net cash provided by operating activities	7,931	8,928
Cash flows from investing activities:
Capital expenditures	(2,344)	(2,127)
Note receivable from affiliate:
Collections	4,400	40,400
Advances	(15,100)	(49,700)
Net cash used in investing activities	(13,044)	(11,427)
Cash flows from financing activities -
Dividends paid	(1,863)	(1,864)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(6,976)	(4,363)
Balance at beginning of period	52,347	33,153
Balance at end of period	$45,371	$28,790
Supplemental disclosures -
Cash paid for income taxes	$3,355	$5,431

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2017

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2016	$24	$100	$55,515	$70,131	$125,770
Net income	—	—	—	8,951	8,951
Issuance of common stock	—	—	97	—	97
Cash dividends	—	—	—	(1,864)	(1,864)
Balance at September 30, 2017	$24	$100	$55,612	$77,218	$132,954

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2017.  We manufacture and sell component products (security products and recreational marine components).  At September 30, 2017, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “2016 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2017 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2016, December 31, 2016 and September 30, 2017.  The actual dates of our annual and quarterly periods are October 2, 2016, January 1, 2017 and October 1, 2017, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In thousands)		(In thousands)
Net sales:
Security Products	$24,680	$22,854	$71,289	$74,903
Marine Components	3,724	4,138	11,297	12,040
Total net sales	$28,404	$26,992	$82,586	$86,943

Operating income (loss):
Security Products	$5,421	$4,249	$14,676	$15,301
Marine Components	547	417	1,436	1,284
Corporate operating expenses	(1,495)	(1,298)	(4,569)	(4,091)
Total operating income	4,473	3,368	11,543	12,494
Interest income	88	546	161	1,363
Income before taxes	$4,561	$3,914	$11,704	$13,857

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2016	2017
	(In thousands)
Accounts receivable, net:
Security Products	$9,329	$10,153
Marine Components	1,088	1,634
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,347	$11,717

Note 4 – Inventories, net:

	December 31,	September 30,
	2016	2017
	(In thousands)
Raw materials:
Security Products	$2,365	$2,298
Marine Components	378	569
Total raw materials	2,743	2,867
Work-in-process:
Security Products	7,387	8,154
Marine Components	1,601	1,530
Total work-in-process	8,988	9,684
Finished goods:
Security Products	2,440	2,076
Marine Components	803	686
Total finished goods	3,243	2,762
Total inventories, net	$14,974	$15,313

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2016	2017
	(In thousands)
Accounts payable	$2,614	$2,911
Accrued liabilities:
Employee benefits	7,644	6,826
Customer tooling	346	378
Taxes other than on income	300	620
Other	978	687
Total accounts payable and accrued liabilities	$11,882	$11,422

Note 6 – Provision for income taxes:

	Nine months ended
	September 30,
	2016	2017
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$4,096	$4,850
Domestic production activities deduction	(362)	(420)
State income taxes	339	400
Other, net	24	76
Total income tax expense	$4,097	$4,906

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2016		2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$33,153	$33,153	$28,790	$28,790
Accounts receivable, net	10,347	10,347	11,717	11,717
Accounts payable	2,614	2,614	2,911	2,911

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, in August 2016 we entered into an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2018.  The amount of our outstanding loans to Valhi at any time is at our discretion.  At September 30, 2017, the outstanding principal balance receivable from Valhi under the promissory note was $36.7 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.5 million and $1.3 million for the third quarter and nine months ended September 30, 2017, respectively.

Note 9 – Recent accounting pronouncements:

Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles— Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit. We have elected to adopt this ASU beginning with our goodwill impairment test performed in the third quarter of 2017. The application of ASU 2017-04 did not have a material effect on our Condensed Consolidated Financial Statements.

Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  We expect to adopt the standard in the first quarter of 2018 using the modified retrospective approach to adoption. Our sales generally involve single performance obligations to ship goods pursuant to customer purchase orders without further underlying contracts, and as such we expect adoption of this standard will have minimal effect on our revenues. We are in the process of evaluating the additional disclosure requirements.

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

Operations Overview

We reported operating income of $3.4 million in the third quarter of 2017 compared to $4.5 million in the same period of 2016.  As expected, the decrease in operating income for the period is primarily the result of Security Products sales volumes to a single government security customer during 2016 that did not recur in 2017. Operating income for the first nine months of 2017 was $12.5 million compared to $11.5 million for the comparable period in 2016. The increase in operating income from 2016 to 2017 primarily resulted from higher Security Products sales volumes to existing government customers principally during the first half of 2017.

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

Results of Operations

	Three months ended
	September 30,
	2016	%	2017	%
	(Dollars in thousands)
Net sales	$28,404	100.0%	$26,992	100.0%
Cost of goods sold	19,005	66.9%	18,794	69.6%
Gross profit	9,399	33.1%	8,198	30.4%
Operating costs and expenses	4,926	17.3%	4,830	17.9%
Operating income	$4,473	15.7%	$3,368	12.5%

	Nine months ended
	September 30,
	2016	%	2017	%
	(Dollars in thousands)

Net sales	$82,586	100.0%	$86,943	100.0%
Cost of goods sold	56,496	68.4%	59,552	68.5%
Gross profit	26,090	31.6%	27,391	31.5%
Operating costs and expenses	14,547	17.6%	14,897	17.1%
Operating income	$11,543	14.0%	$12,494	14.4%

Net sales. Net sales decreased $1.4 million in the third quarter of 2017 relative to the same period in 2016 primarily as a result of Security Products sales in the third quarter of 2016 to a single government security customer that, as expected, did not recur in the third quarter of 2017. Net sales increased $4.4 million in the first nine months of 2017 compared to the respective period of 2016 primarily due to higher Security Products sales volumes to existing government security customers predominately during the first half of 2017, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales increased 2.7% in the third quarter of 2017 compared to the same period in 2016. Consequently, gross profit as a percentage of sales decreased over the same period. Gross profit dollars decreased due primarily to lower sales in the Security Products segment. The decrease in gross profit percentage is primarily due to unfavorable relative changes in customer and product mix in the Security Products segment as well as higher manufacturing costs at the Marine Components segment. Cost of goods sold and gross profit as a percentage of sales for the first nine months of 2017 were comparable to the same period in 2016. Gross profit dollars increased for the year-to-date period due to higher sales at Security Products.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses.  Operating costs and expenses for the third quarter and first nine months of 2017 were comparable to the same periods in 2016.

Operating income. As a percentage of net sales, operating income comparisons for the third quarter and first nine months of 2017 compared to the same periods of 2016 was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2016	2017	% Change	2016	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$24,680	$22,854	-7%	$71,289	$74,903	5%
Marine Components	3,724	4,138	11%	11,297	12,040	7%
Total net sales	$28,404	$26,992	-5%	$82,586	$86,943	5%
Gross profit:
Security Products	$8,311	$7,216	-13%	$22,980	$24,380	6%
Marine Components	1,088	982	-10%	3,110	3,011	-3%
Total gross profit	$9,399	$8,198	-13%	$26,090	$27,391	5%
Operating income:
Security Products	$5,421	$4,249	-22%	$14,676	$15,301	4%
Marine Components	547	417	-24%	1,436	1,284	-11%
Corporate operating expenses	(1,495)	(1,298)	13%	(4,569)	(4,091)	10%
Total operating income	$4,473	$3,368	-25%	$11,543	$12,494	8%
Gross profit margin:
Security Products	33.7%	31.6%		32.2%	32.5%
Marine Components	29.2%	23.7%		27.5%	25.0%
Total gross profit margin	33.1%	30.4%		31.6%	31.5%
Operating income margin:
Security Products	22.0%	18.6%		20.6%	20.4%
Marine Components	14.7%	10.1%		12.7%	10.7%
Total operating income margin	15.7%	12.5%		14.0%	14.4%

Security Products. Security Products net sales decreased 7% in the third quarter of 2017 compared to the same period last year. The decrease in sales is primarily due to approximately $1.9 million in sales of products to a single government security customer during the third quarter of 2016 that, as expected, did not recur in the third quarter of 2017. In addition, lower sales of approximately $0.9 million to a customer serving the recreational transportation market during the third quarter of 2017 were offset by higher sales to other Security Products customers. Gross profit margin as a percentage of sales for the third quarter of 2017 decreased compared to the same period in 2016 due to unfavorable relative changes in customer and product mix and higher fixed costs as a percentage of sales due to lower production volumes. Operating income as a percentage of sales was also impacted by administrative costs, which although comparable to the prior period, represent a larger percentage of the reduced sales.

Security Products net sales increased 5% for the first nine months of 2017 compared to the same period last year primarily due to approximately $4.5 million in higher sales volumes to existing government security customers, partially offset by a decrease of approximately $2.5 million in sales to a customer serving the recreational transportation market. Gross profit margin and operating income as a percentage of sales for the first nine months of 2017 were comparable to the same period in the prior year.

Marine Components. Marine Components net sales increased 11% and 7% in the third quarter and first nine months of 2017, respectively, as compared to the same periods last year. The increase in sales for the first nine months of 2017 reflects generally improved demand for products sold to various markets. Gross profit margin and operating income as a percentage of net sales decreased in the third quarter and first nine months of 2017 compared to the same periods last year due principally to unfavorable relative changes in customer and product mix and higher manufacturing costs resulting from temporary personnel turnover in key departments.

Outlook. As expected, third quarter sales did not match the levels achieved in the first half of 2017 as government security sales moderated and softness in recreational transportation sales continued due to a significant customer experiencing weakened sales volumes. Nevertheless, we believe full year sales of security products for 2017 should meet or exceed 2016 levels. Similarly, we expect 2017 sales of marine products to meet or exceed 2016, as our growing Marine Components segment continues to benefit from innovation and diversification in our product offerings to the recreational boat market. We believe we have resolved the production challenges caused by temporary personnel turnover and expect margins to improve in the last quarter of the year. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Net cash provided by operating activities for the first nine months of 2017 increased by $1.0 million as compared to the first nine months of 2016.  The increase is primarily due to the net effects of:

•	The positive impact of higher operating income in 2017 of $1.0 million;
•

The positive impact of lower net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals attributable to our operations of approximately $1.1 million in 2017;

•	The positive impact of higher interest income received of $1.2 million in 2017; and
•	The negative impact of higher cash paid for taxes of $2.1 million in 2017, due to higher earnings in 2017.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2016 to September 30, 2017 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to September as the result of seasonally higher sales during the third quarter as compared to the fourth quarter. Overall, our September 30, 2017 days sales outstanding compared to December 31, 2016 is in line with our expectations. For comparative purposes, we have provided December 31, 2015 and September 30, 2016 numbers below.

Days Sales Outstanding:	December 31, 2015	September 30, 2016	December 31, 2016	September 30, 2017
Security Products	32 Days	42 Days	36 Days	40 Days
Marine Components	26 Days	37 Days	33 Days	35 Days
Consolidated CompX	31 Days	42 Days	36 Days	40 Days

As expected, our total average number of days in inventory decreased from December 31, 2016 to September 30, 2017 primarily as a result of seasonally higher sales during the third quarter 2017 as compared to the fourth quarter of 2016.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce and sell end-products.  For comparative purposes, we have provided December 31, 2015 and September 30, 2016 numbers below.

Days in Inventory:	December 31, 2015	September 30, 2016	December 31, 2016	September 30, 2017
Security Products	70 Days	68 Days	73 Days	73 Days
Marine Components	120 Days	83 Days	122 Days	80 Days
Consolidated CompX	76 Days	70 Days	79 Days	74 Days

Investing activities. Our capital expenditures were $2.1 million in the first nine months of 2017 compared to $2.3 million in the first nine months of 2016. Capital expenditures for 2016 include approximately $1.0 million related to the expansion of our Grayslake facility which was completed in April 2016. In addition, we loaned a net $9.3 million to Valhi in the first nine months of 2017 under the terms of our unsecured revolving demand promissory note receivable entered into in August 2016 ($49.7 million of gross borrowings by Valhi and $40.4 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

We believe that cash generated from operations together with cash on hand, as well as our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service, dividends (if declared) and any amounts we might loan from time to time under the terms of our revolving loan to Valhi discussed in Note 8 to our Condensed Consolidated Financial Statements (which loans would be solely at our discretion) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

All of our $28.8 million aggregate cash and cash equivalents at September 30, 2017 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2017 totaled $0.6 million.  Our 2017 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2017 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2016 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2017.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 1, 2017	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller