Form 10-K
period 2017-12-31
COMPX INTERNATIONAL INC
filed 2018-02-28
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2017

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock ($.01 par value per share)	NYSE MKT

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

The aggregate market value of the 1.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $25.2 million.

As of February 22, 2018, 2,426,107 shares of Class A common stock were outstanding.

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

At December 31, 2017, (i) NL Industries, Inc. (NYSE: NL) owns 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, NL and us.

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

•	Price and product competition from low-cost manufacturing sources (such as China),
•	The impact of pricing and production decisions,
•	Customer and competitor strategies including substitute products,
•	Uncertainties associated with the development of new product features,
•	Future litigation,
•	Potential difficulties in integrating future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
•	The impact of current or future government regulations (including employee healthcare benefit related regulations),
•	General global economic and political conditions that introduce instability into the U.S. economy (such as changes in the level of gross domestic product in various regions of the world),
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

Industry Overview

We manufacture engineered components utilized in a variety of applications and industries. We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other industries. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.  See also Item 6 – “Selected Financial Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 11% of our total cost of sales for 2017. Total material costs, including purchased components, represented approximately 44% of our cost of sales in 2017.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. During 2016 and 2017, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, resulting in price increases that exceeded general inflation rates. In the case of zinc, our purchases late in 2017 bore unit costs over 50% higher than those acquired two years earlier. Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to stabilize during 2018, we recognize that strengthening economic conditions may exert upward price pressure on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2017.

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2017 (United States Postal Service representing 16%).  Our largest ten customers accounted for approximately 44% of our sales in 2017.

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

Employees

As of December 31, 2017, we employed 520 people, all in the United States.  We believe our labor relations are good at all of our facilities.

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

•	Competitors may be able to drive down prices for our products beyond our ability to adjust costs because their costs are lower than ours, especially products sourced from Asia.
•	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.

•	A reduction of our market share with one or more of our key customers, or a reduction in one or more of our key customers’ market share for their end-use products, may reduce demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	We may not be able to sustain a cost structure that enables us to be competitive.
•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Our development of innovative features for current products is critical to sustaining and growing our sales.

Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success.  We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features we introduce will achieve the same degree of success that we have achieved with our existing products.  Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As we attempt to introduce new product features in the future, we do not know if we will be able to increase production volumes without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Higher costs of our commodity-related raw materials may decrease our liquidity.

Certain raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

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

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information technology systems to manage, process and analyze data, as well as to facilitate the manufacture and distribution of our products to and from our plants.  We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions, or destruction as well as cyber security breaches or attacks, resulting in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems. If any of these events were to occur, our results of operations and financial condition could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas 75240.  The following table sets forth the location, size and business operating segment for each of our operating facilities.

Facility Name	Business Segment	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500

SP – Security Products business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock and Dividends.  Our Class A common stock is listed and traded on the NYSE MKT (symbol: CIX).  As of February 22, 2018, there were approximately 17 holders of record of CompX Class A common stock.  The following table sets forth the high and low closing sales prices per share for our Class A common stock for the periods indicated, according to Bloomberg, and dividends paid during each period.  On February 22, 2018, the closing price per share of our Class A common stock was $13.65.

	High	Low	Dividends paid
Year ended December 31, 2016
First Quarter	$11.68	$9.27	$.05
Second Quarter	11.70	10.00	.05
Third Quarter	15.19	11.12	.05
Fourth Quarter	16.25	10.80	.05
Year ended December 31, 2017
First Quarter	$15.60	$12.75	$.05
Second Quarter	16.45	13.25	.05
Third Quarter	15.85	13.85	.05
Fourth Quarter	15.65	13.00	.05
January 1, 2018 through February 22, 2018	$14.60	$13.35	$-

In February of 2018, our board of directors declared a first quarter 2018 dividend of $.05 per share, to be paid on March 20, 2018 to CompX stockholders of record as of March 12, 2018.  However, declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2012 through December 31, 2017.  The peer group index is comprised of The Eastern Company and Strattec Security Corporation.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2012 and reinvestment of dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
CompX International Inc.	$100	$101	$88	$84	$121	$101
Russell 2000 Index	100	139	146	139	169	194
Peer Group	100	136	213	172	150	177

Equity compensation plan information.  We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2017, 166,000 shares are available for award under this plan.  See Note 8 to the Consolidated Financial Statements.

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

	Years ended December 31,
	2013	2014	2015	2016	2017
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$92.0	$103.8	$109.0	$108.9	$112.0
Gross profit	27.6	32.2	33.4	35.2	34.8
Operating income	9.3	13.6	14.0	15.6	15.2
Non-operating income – interest income	-	0.1	0.1	0.4	1.9
Provision for income taxes	3.2	5.0	4.9	5.5	4.0
Net income	6.0	8.7	9.1	10.5	13.2
Diluted Earnings Per Share Data:
Net income	$.49	$.70	$.73	$.84	$1.06
Cash dividends	.275	.20	.20	.20	.20
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets	$61.1	$71.7	$76.9	$59.2	$56.4
Total assets	119.2	129.1	134.8	144.0	151.0
Current liabilities	10.1	13.2	12.1	13.3	11.3
Stockholders’ equity	104.7	111.0	117.7	125.8	136.6
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$(4.1)	$12.2	$13.5	$13.9	$12.6
Investing activities	1.0	(2.9)	(4.2)	(30.6)	(13.6)
Financing activities	(21.9)	(2.5)	(2.5)	(2.5)	(2.5)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Income Overview

We reported operating income of $15.2 million in 2017 compared to operating income of $15.6 million in 2016 and $14.0 million in 2015.  Operating income in 2017 was comparable to operating income in 2016. The increase in operating income from 2015 to 2016 primarily resulted from a favorable customer and product mix at Security Products, in addition to higher sales and continued margin improvement for Marine Components.

Our product offerings consist of a large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit.  In addition, small variations in period-to-period net sales, cost of goods sold and gross profit can result from changes in the relative mix of our products sold.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2017.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  All of our net consolidated goodwill at December 31, 2017 is related to our Security Products segment. In 2017, we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 5 to the Consolidated Financial Statements.

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

Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2017 because no such impairment indicators were present.

Results of Operations - 2017 Compared to 2016 and 2016 Compared to 2015

	Years ended December 31,			%Change
	2015	2016	2017	2015-16	2016-17
	(Dollars in millions)
Net sales	$109.0	$108.9	$112.0	-%	3%
Cost of goods sold	75.6	73.7	77.2	-2	5
Gross profit	33.4	35.2	34.8	5	-1
Operating costs and expenses	19.4	19.6	19.6	1	-
Operating income	$14.0	$15.6	$15.2	11	-2
Percent of net sales:
Cost of goods sold	69.3%	67.7%	68.9%
Gross margin	30.6	32.2	31.1
Operating costs and expenses	17.8	18.0	17.5
Operating income	12.8	14.3	13.6

Net Sales. Net sales increased approximately $3.1 million in 2017 compared to 2016 primarily due to higher Security Products sales volumes to government security, electronic lock and other markets, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products. Marine Components also contributed with higher sales, primarily to the waterski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

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

Cost of Goods Sold and Gross Profit.  Cost of goods sold increased from 2016 to 2017 primarily due to increased sales volumes for both the Security Products and Marine Components segments, and to a lesser extent higher raw material prices (mostly zinc and brass) and increased employee medical costs.  Gross profit dollars in 2017 were comparable to 2016. As a percentage of sales, gross profit for 2017 decreased compared to 2016 due primarily to unfavorable relative changes in customer and product mix, higher raw material prices and increased employee medical costs in the Security Products segment, as well as higher manufacturing costs for the Marine Components segment.

Cost of goods sold for 2016 was down from 2015 on comparable sales, resulting in an increase in gross profit. As a percentage of sales, gross profit for 2016 was favorable to 2015 due primarily to higher variable margins resulting from favorable customer and product mix for both Security Products and Marine Components.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses were comparable in 2015, 2016 and 2017 on an absolute basis and as a percentage of sales.

Operating Income. As a percentage of net sales, operating income decreased slightly from 2016 to 2017 while operating income increased slightly from 2015 to 2016.  Operating margins were primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 44% of our cost of sales in 2017, with commodity-related raw materials accounting for approximately 11% of our cost of sales. During 2016 and 2017, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, resulting in price increases that exceeded general inflation rates. In the case of zinc, our purchases late in 2017 bore unit costs over 50% higher than those acquired two years earlier. The rapid rise in prices for zinc and brass increased our 2017 aggregate purchase cost for these materials by approximately $0.5 million. Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to stabilize during 2018, we recognize that anticipated strengthening economic conditions may exert upward price pressure on these and other manufacturing materials.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

  Interest Income. Interest income in 2017 increased compared to 2016 due to higher average balances on our loan to an affiliate (originated late in 2016) and to a lesser extent higher interest rates in 2017. See Note 9 to the Consolidated Financial Statements.

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

Our effective income tax rate was 35% in 2015 and 2016 and 23% in 2017.  Our effective income tax rate in 2016 was comparable to our effective tax rate in 2015.  Our effective income tax rate was lower in 2017 as compared to 2016 as a result of tax reform legislation signed on December 22, 2017 that lowered the U.S. statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017.  H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law on December 22, 2017. This new tax legislation, among other changes, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminates the domestic production activities deduction and allows for the expensing of certain capital expenditures.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded,

SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax liability associated with our net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 are not materially different from our temporary differences as of the enactment date. Accordingly, revaluation of our net taxable temporary differences is based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of $1.9 million recognized in continuing operations, reducing our net deferred tax liability.  See Notes 7 and 10 to the Consolidated Financial Statements.  We currently expect our effective income tax rate for 2018 to be approximately 25%, reflecting the reduction in the U.S. statutory tax rate from 35% to 21% and the elimination of the domestic production activities deduction for tax years beginning after December 31, 2017. The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017, or we determine we have additional tax liabilities under other provisions of the 2017 Tax Act, we will recognize an adjustment in the reporting period within the measurement period, which period ends December 22, 2018, in which such adjustment is determined.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to the Consolidated Financial Statements.

	Years ended December 31,			% Change
	2015	2016	2017	2015 – 2016	2016 – 2017
	(In millions)
Net sales:
Security Products	$95.6	$94.7	$96.6	-1%	2%
Marine Components	13.4	14.2	15.4	6	8
Total net sales	$109.0	$108.9	$112.0	-	3
Gross profit:
Security Products	$29.9	$31.2	$31.1	4	-
Marine Components	3.5	4.0	3.7	12	-7
Total gross profit	$33.4	$35.2	$34.8	5	-1
Operating income:
Security Products	$18.6	$20.0	$19.2	8	-4
Marine Components	1.4	1.7	1.3	19	-21
Corporate operating expenses	(6.0)	(6.1)	(5.3)	-1	13
Total operating income	$14.0	$15.6	$15.2	11	-2
Operating income margin:
Security Products	19.4%	21.1%	19.9%
Marine Components	10.7	12.0	8.7
Total operating income margin	12.8	14.3	13.6

Security Products.  Security Products net sales increased 2% to $96.6 million in 2017 compared to $94.7 million in 2016, as improved sales to government security, electronic lock and other markets more than offset a decrease of approximately $2.9 million in sales to a customer serving the recreational transportation market. As a percentage of sales, gross profit for 2017 decreased compared to 2016 primarily due to unfavorable relative changes in customer and product mix, and to a lesser extent higher raw material prices (mostly zinc and brass) and increased employee medical costs.  Operating costs and expenses for 2017 were comparable to 2016.  As a result, Security Products operating income as a percentage of net sales for 2017 was below 2016.

Security Products net sales decreased 1% to $94.7 million in 2016 compared to $95.6 million in 2015. Sales for 2015 included approximately $6.3 million for a government security end-user project which did not recur in 2016. During the second half of 2016, we were awarded a substantial new project for the same customer which began to ship in August and was completed in December 2016, totaling $5.8 million in net sales. Gross profit margins for 2016 increased compared to 2015 on favorable variable margins resulting from relative changes in product and customer mix particularly in the fourth quarter. Operating costs and expenses for 2016 were comparable to 2015. Security Products operating income as a percentage of net sales for 2016 increased compared to 2015 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Marine Components.  Marine Components net sales increased 8% in 2017 as compared to 2016 as a result of continued strong demand for our products, particularly those sold to the ski/wakeboard boat market. Gross profit margin and operating income as a percentage of net sales decreased in 2017 compared to 2016 principally due to unfavorable relative changes in customer and product mix and higher manufacturing costs, including the impact of personnel turnover in key manufacturing departments.

Marine Component sales increased 6% in 2016 over 2015 primarily due to improved demand for products sold to the ski/wakeboard boat market, including the continuing introduction of new product lines to that market.  As a percentage of net sales, gross margin and the operating income percentage improved due to improved pricing, changes in customer and product mix, improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook

The strong demand for our products in 2017, like the previous two years, was supported by continued high demand from existing customers for government security applications, as well as continued growth in electronic lock sales.  In 2017, the impact of strong demand for these products was somewhat offset by lower sales to the transportation market, where a significant customer of the segment experienced weakened sales in 2017, which is expected to continue into 2018. We also continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by our Marine Components segment. In 2018, we will seek to capitalize on positive momentum in each of our business segments and on generally improving economic conditions to grow sales and profitability. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Consolidated cash flows

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization was comparable in each of 2017, 2016 and 2015. See Note 1 to the Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash provided by operating activities was $12.6 million in 2017 compared to $13.9 million in 2016.  The $1.3 million decrease in cash provided by operating activities is primarily the net result of:

•	Lower operating income of $0.4 million in 2017,
•	Higher interest income received of $1.5 million in 2017,
•	Higher cash paid for taxes of $2.1 million in 2017 due to the relative timing of payments and increased profits, and
•	A higher amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $0.3 million.

Cash provided by operating activities was comparable in 2016 and 2015 at $13.9 million and $13.5 million, respectively, as higher operating income of $1.6 million in 2016 was offset by a higher amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $1.9 million.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding increased from December 31, 2016 to December 31, 2017 primarily as a result of the timing of sales and collections in the last month of 2017 as compared to 2016.  For comparative purposes, we have provided 2015 numbers below.

Days Sales Outstanding:	December 31, 2015	December 31, 2016	December 31, 2017
Security Products	32 Days	36 Days	39 Days
Marine Components	26 Days	33 Days	31 Days
Total	31 Days	36 Days	38 Days

As shown below, our average number of days in inventory at December 31, 2017 is comparable to December 31, 2016. The variability in days in inventory among our segments primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2015 numbers below.

Days in Inventory:	December 31, 2015	December 31, 2016	December 31, 2017
Security Products	70 Days	73 Days	76 Days
Marine Components	120 Days	122 Days	96 Days
Total	76 Days	79 Days	79 Days

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $4.2 million in 2015, $3.2 million in 2016 and $2.8 million in 2017.  See Note 2 to our Consolidated Financial Statements.  Capital expenditures in 2015 and 2016 include approximately $0.5 million and $1.0 million, respectively, for an expansion to our Grayslake facility which was completed in April 2016.

Capital expenditures for 2018 are estimated at approximately $3.8 million primarily to maintain and improve the cost-effectiveness of our facilities and equipment.  Capital spending for 2018 is expected to be funded through cash on hand and cash generated from operations.

In August 2016, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019.  Loans made to Valhi at any time under the agreement is at our discretion.  During the third and fourth quarters of 2016, Valhi had borrowed a net $27.4 million under the promissory note ($36.6 million of gross borrowings and $9.2 million of gross repayments).  During 2017, Valhi had borrowed a net $10.8 million under the promissory note for an outstanding balance of $38.2 million at December 31, 2017 ($52.1 million of gross borrowings and $41.3 million of gross repayments). See Note 9 to the Consolidated Financial Statements.

Financing activities.  Cash dividends paid totaled $2.5 million ($.20 per share) in each of 2015, 2016 and 2017.

Future Cash Requirements

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

All of our $29.7 million aggregate cash and cash equivalents at December 31, 2017 were held in the U.S.

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

Commitments and contingencies

As more fully described in the notes to the Consolidated Financial Statements, we are a party to various leases and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to the Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2017 by the type and date of payment.

	Payments due by period
	Total	2018	2019–2020	2021–2022	2023 and after
	(In thousands)
Operating leases	$418	$128	$237	$53	$-
Purchase obligations	9,222	8,999	223	-	-
Income taxes	470	470	-	-	-
Fixed asset acquisitions	397	397	-	-	-
Total contractual cash obligations	$10,507	$9,994	$460	$53	$-

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2017, which is assumed to be paid during 2018.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined in Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2017 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

10.3

Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of December 1, 2012 - incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13905) filed on March 6, 2013.

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

10.5**	Second Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2017 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016 (File No 1-13905).

Item No.	Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: February 28, 2018	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	February 28, 2018
Loretta J. Feehan

/s/ David A. Bowers	Vice Chairman of the Board	February 28, 2018
David A. Bowers

/s/ James W. Brown	Vice President,	February 28, 2018
James W. Brown	Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Thomas E. Barry	Director	February 28, 2018
Thomas E. Barry

/s/ Elisabeth C. Fisher	Director	February 28, 2018
Elisabeth C. Fisher

/s/ Robert D. Graham	Director	February 28, 2018
Robert D. Graham

/s/ Ann Manix	Director	February 28, 2018
Ann Manix

/s/ Cecil H. Moore, Jr.	Director	February 28, 2018
Cecil H. Moore, Jr.

/s/ Mary A. Tidlund	Director	February 28, 2018
Mary A. Tidlund

Annual Report on Form 10-K

Items 8 and 15(a)

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2018

We have served as the Company's auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2016	2017

Current assets:
Cash and cash equivalents	$33,153	$29,655
Accounts receivable, net	10,347	10,446
Inventories	14,974	15,382
Prepaid expenses and other	701	879

Total current assets	59,175	56,362

Other assets:
Note receivable from affiliate	27,400	38,200
Goodwill	23,742	23,742
Other noncurrent	590	590

Total other assets	51,732	62,532

Property and equipment:
Land	4,935	4,935
Buildings	22,541	22,774
Equipment	65,570	67,373
Construction in progress	1,098	569
	94,144	95,651

Less accumulated depreciation	61,071	63,586

Net property and equipment	33,073	32,065

Total assets	$143,980	$150,959

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2017

Current liabilities:
Accounts payable and accrued liabilities	$11,882	$10,792
Income taxes payable to affiliate	1,441	470

Total current liabilities	13,323	11,262

Noncurrent liabilities -
Deferred income taxes	4,887	3,112

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 2,419,107 and
2,426,107 shares issued and outstanding	24	24
Class B common stock, $.01 par value;
10,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	55,515	55,612
Retained earnings	70,131	80,849

Total stockholders' equity	125,770	136,585

Total liabilities and stockholders’ equity	$143,980	$150,959

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2015	2016	2017

Net sales	$108,994	$108,920	$112,035
Cost of goods sold	75,593	73,753	77,210

Gross profit	33,401	35,167	34,825

Selling, general and administrative expense	19,430	19,593	19,590

Operating income	13,971	15,574	15,235

Interest income	50	390	1,929

Income before income taxes	14,021	15,964	17,164

Provision for income taxes	4,903	5,507	3,961

Net income	$9,118	$10,457	$13,203

Basic and diluted earnings per common share	$0.73	$0.84	$1.06

Cash dividends per share	$0.20	$0.20	$0.20

Basic and diluted weighted average
shares outstanding	12,408	12,416	12,423

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2015	2016	2017

Cash flows from operating activities:
Net income	$9,118	$10,457	$13,203
Depreciation and amortization	3,536	3,698	3,673
Deferred income taxes	125	(114)	(1,775)
Provision for inventory reserves	233	161	65
Other, net	125	169	116
Change in assets and liabilities:
Accounts receivable, net	(46)	(1,596)	(115)
Inventories, net	1,532	(37)	(473)
Accounts payable and accrued liabilities	(1,036)	153	(962)
Accounts with affiliates	37	970	(971)
Other, net	(148)	3	(178)

Net cash provided by operating activities	13,476	13,864	12,583

Cash flows from investing activities:
Capital expenditures	(4,218)	(3,175)	(2,796)
Note receivable from affiliate:
Collections	-	9,200	41,300
Advances	-	(36,600)	(52,100)

Net cash used in investing activities	(4,218)	(30,575)	(13,596)

Cash flows from financing activities -
Dividends paid	(2,481)	(2,483)	(2,485)

Net cash used in financing activities	(2,481)	(2,483)	(2,485)

Net increase (decrease)	6,777	(19,194)	(3,498)
Balance at beginning of year	45,570	52,347	33,153

Balance at end of year	$52,347	$33,153	$29,655

Supplemental disclosures -
Cash paid for income taxes	$4,743	$4,646	$6,709

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2015, 2016 and 2017

(In thousands)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2014	$24	$100	$55,342	$55,520	$110,986

Net income	-	-	-	9,118	9,118
Cash dividends	-	-	-	(2,481)	(2,481)
Issuance of common stock	-	-	80	-	80

Balance at December 31, 2015	24	100	55,422	62,157	117,703

Net income	-	-	-	10,457	10,457
Cash dividends	-	-	-	(2,483)	(2,483)
Issuance of common stock	-	-	93	-	93

Balance at December 31, 2016	24	100	55,515	70,131	125,770

Net income	-	-	-	13,203	13,203
Cash dividends	-	-	-	(2,485)	(2,485)
Issuance of common stock	-	-	97	-	97

Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE MKT: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2017.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2017, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  The year ended December 31, 2015 consisted of 53 weeks.  Each of the years ended December 31, 2016 and 2017 consisted of 52 weeks.  For presentation purposes, annual and quarterly information in the consolidated financial statements and accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable. The actual date of our fiscal years ended December 31, 2015, 2016 and 2017 are January 3, 2016, January 1, 2017, and December 31, 2017, respectively.

Cash and cash equivalents.  We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Net sales.  We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, which is generally upon delivery of our products to transport carriers.  Amounts charged to customers for shipping and handling are not material.  Sales are stated net of price, early payment and distributor discounts and volume rebates (none of which are material).  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue producing activities (such as sales and use taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses). See Note 12.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or net realizable value. We record a provision for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead costs based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down, equal to the difference between the cost of inventory and its estimated net realizable value, based on assumptions about alternative uses, market conditions and other factors.

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs were not significant in 2015, 2016 or 2017.

Goodwill.  Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We evaluate goodwill for impairment annually or when circumstances indicate the carrying value may not be recoverable.  See Note 5.

Property and equipment; depreciation expense.  We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.5 million in 2015 and $3.7 million in each of 2016 and 2017.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.4 million in 2015, $2.6 million in 2016 and $2.4 million in 2017.

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

Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments for income taxes to NL of $4.7 million in 2015, $4.6 million in 2016 and $6.7 million in 2017.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.  See Notes 7 and 10.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  We did not have a reserve for uncertain tax positions in each of 2015, 2016 and 2017.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2017, we had two reportable operating segments – Security Products and Marine Components.

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

The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of long-lived assets outside the ordinary course of business).  The accounting policies of the reportable operating segments are the same as those described in Note 1.  Capital expenditures include additions to property and equipment, but exclude amounts attributable to business combinations.

Segment assets are comprised of all assets attributable to the reportable segments.  Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents and note receivable from affiliate.  For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer, and property and equipment are attributable to their physical location.  Intersegment sales are not material.

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Net sales:
Security Products	$95,614	$94,693	$96,600
Marine Components	13,380	14,227	15,435
Total	$108,994	$108,920	$112,035
Operating income (loss):
Security Products	$18,585	$19,981	$19,182
Marine Components	1,433	1,707	1,342
Corporate	(6,047)	(6,114)	(5,289)
Total operating income	13,971	15,574	15,235
Interest income	50	390	1,929

Income before income taxes	$14,021	$15,964	$17,164

Depreciation and amortization:
Security Products	$2,831	$3,025	$3,072
Marine Components	695	663	591
Corporate	10	10	10
Total	$3,536	$3,698	$3,673
Capital expenditures:
Security Products	$3,805	$3,017	$2,389
Marine Components	408	153	405
Corporate	5	5	2
Total	$4,218	$3,175	$2,796

Net sales point of destination:
United States	$103,737	$98,526	$103,646
Canada	2,352	7,515	5,353
Mexico	1,334	1,315	1,486
Other	1,571	1,564	1,550
Total	$108,994	$108,920	$112,035

	December 31,
	2015	2016	2017
	(In thousands)
Total assets:
Security Products	$72,561	$73,345	$72,961
Marine Components	12,761	12,209	11,704
Corporate and eliminations	49,470	58,426	66,294
Total	$134,792	$143,980	$150,959

Net property and equipment for 2015, 2016 and 2017 is entirely located in the United States.

Note 3 – Accounts receivable, net:

	December 31,
	2016	2017
	(In thousands)
Account receivable, net:
Security Products	$9,329	$9,341
Marine Components	1,088	1,175
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,347	$10,446

Note 4 – Inventories:

	December 31,
	2016	2017
	(In thousands)
Raw materials:
Security Products	$2,365	$2,156
Marine Components	378	574
Total raw materials	2,743	2,730
Work-in-process:
Security Products	7,387	8,290
Marine Components	1,601	1,546
Total work-in-process	8,988	9,836
Finished goods:
Security Products	2,440	2,079
Marine Components	803	737
Total finished goods	3,243	2,816
Total inventories	$14,974	$15,382

Note 5 – Goodwill:

We assign goodwill based on reporting unit (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments.  All of our net goodwill relates to our Security Products segment and was generated from acquisitions relating to our Security Products segment prior to 2001. We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we review goodwill for each of our reporting units for impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.

In 2015, 2016 and 2017, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date.  No impairment was indicated as part of such annual reviews of goodwill.  As permitted by GAAP, during 2015 and 2017 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.

Our gross goodwill at December 31, 2017 is $33.6 million.  Prior to 2015, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2016	2017
	(In thousands)
Accounts payable:
Security Products	$2,271	$1,897
Marine Components	343	375
Accrued liabilities:
Employee benefits	7,644	7,413
Customer tooling	346	290
Taxes other than on income	300	289
Insurance	233	117
Professional	219	4
Sales rebates	140	135
Other	386	272
Total	$11,882	$10,792

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% are presented below.  All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Provision for income taxes:
Currently payable	$4,778	$5,621	$5,736
Deferred income tax expense (benefit)	125	(114)	(1,775)
Total	$4,903	$5,507	$3,961
Expected tax expense, at the U.S. federal statutory income tax rate of 35%	$4,908	$5,588	$6,007
Changes in federal tax rate, net	-	-	(1,861)
State income taxes	387	388	235
Domestic production activities deduction	(415)	(495)	(505)
Other, net	23	26	85
Total	$4,903	$5,507	$3,961

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This new tax legislation, among other changes, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax liability associated with our net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of the reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 are not materially different from our temporary differences as of the enactment date. Accordingly, revaluation of our temporary differences is based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of approximately $1.9 million, recognized in continuing operations, reducing our net deferred tax liability.  The new tax legislation also eliminated the domestic production activities deduction beginning in 2018 and allows for the expensing of certain capital expenditures for assets placed in service between September 28, 2017 and December 31, 2022. The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017, or we determine we have additional tax liabilities under other provisions of the 2017 Tax Act, we will recognize an adjustment in the reporting period within the measurement period, which period ends December 22, 2018, in which such adjustment is determined.

The components of the net deferred tax liability are summarized below.

	December 31,
	2016	2017
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$507	$347
Property and equipment	(4,468)	(2,796)
Accrued liabilities and other deductible differences	114	23
Accrued employee benefits	1,592	1,009
Goodwill	(2,625)	(1,691)
Other taxable differences	(7)	(4)
Total deferred tax liability	$(4,887)	$(3,112)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our income tax returns prior to 2014 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2014	2,404,107	10,000,000
Issued	7,000	-
Balance at December 31, 2015	2,411,107	10,000,000
Issued	8,000	-
Balance at December 31, 2016	2,419,107	10,000,000
Issued	7,000	-
Balance at December 31, 2017	2,426,107	10,000,000

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

Share repurchases and cancellations.  Prior to 2015, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2015, 2016 or 2017 and at December 31, 2017, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to non-employee members of our board of directors.  All of the Class A common shares we issued in 2015, 2016 and 2017 were issued under this plan.  At December 31, 2017, 166,000 shares were available for award under this plan.

Dividends.  We paid regular quarterly dividends of $.05 per share during 2015, 2016 and 2017. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in August 2016, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019.  Loans made to Valhi at any time under the agreement is at our discretion. At December 31, 2016 and 2017, the outstanding principal balance receivable from Valhi under the promissory note was $27.4 million and $38.2 million, respectively.  Interest income (including unused commitment fees) on our loan to Valhi was $0.2 million in 2016 and $1.8 million in 2017.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis.  Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.0 million in 2015, $3.1 million in 2016 and $2.8 million in 2017.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”), each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M.  Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.6 million in 2015, $1.7 million in 2016 and $2.2 million in 2017.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect that these relationships with Tall Pines and EWI will continue in 2018.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  Our ten largest customers accounted for approximately 48% of sales in 2015, 46% in 2016, and 44% in 2017.  One customer of the Security Products segment accounted for 13% of consolidated sales in 2015, 14% in 2016 and 16% in 2017.  Another customer of the Security Products segment accounted for approximately 12% of consolidated sales in 2015 and 11% in 2016.

Rent expense was approximately $0.1 million in 2015 and $0.2 million in each of 2016 and 2017. At December 31, 2017, future minimum rentals under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In thousands)
2018	$128
2019	127
2020	110
2021	53
2022	-
2023 and thereafter	-
Total	$418

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2016		2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$33,153	$33,153	$29,655	$29,655
Accounts receivable, net	10,347	10,347	10,446	10,446
Accounts payable	2,614	2,614	2,272	2,272

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent Accounting Pronouncements:

Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles— Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances will the loss recognized exceed the total amount of goodwill allocated to that reporting unit. We elected to adopt this ASU beginning with our goodwill impairment test performed in the third quarter of 2017. The application of ASU 2017-04 did not have a material effect on our Condensed Consolidated Financial Statements.

Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or modified retrospectively with a cumulative effect recognized as of the date of adoption.  We will adopt the standard in the first quarter of 2018 including the expanded disclosure requirements using the modified retrospective approach to adoption. Our sales generally involve single performance obligations to ship goods pursuant to customer purchase orders without further underlying contracts. Prices for our products are based on published price lists, customer agreements and individual customer orders which do not involve variable consideration, financing components, noncash consideration or consideration paid to our customers.  We currently record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, which is generally upon delivery of our products to transport carriers.  Under ASU 2014-09, we will record sales when our customers obtain control of our products, which we have determined is also upon delivery of our products to transport carriers, consistent with our current practice.  Accordingly, we expect adoption of this standard will have minimal effect on our revenues and disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of–use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 totaling $0.4 million, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheet.

Note 13 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2016:
Net sales	$27.1	$27.1	$28.4	$26.3
Gross profit	8.2	8.5	9.4	9.1
Operating income	3.4	3.7	4.5	4.0
Net income	2.2	2.4	3.0	2.9

Basic and diluted earnings per share	$.18	$.20	$.24	$.23
2017:
Net sales	$29.9	$30.0	$27.0	$25.1
Gross profit	9.7	9.5	8.2	7.4
Operating income	4.5	4.6	3.4	2.7
Net income	3.2	3.3	2.5	4.3

Basic and diluted earnings per share	$.25	$.27	$.20	$.34

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.