Form 10-Q
period 2018-03-31
COMPX INTERNATIONAL INC
filed 2018-05-07
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

Number of shares of common stock outstanding on May 2, 2018:

Class A: 2,426,107     Class B: 10,000,000

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2017	2018
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$29,655	$28,353
Accounts receivable, net	10,446	12,673
Inventories, net	15,382	16,328
Prepaid expenses and other	879	739
Total current assets	56,362	58,093
Other assets:
Note receivable from affiliate	38,200	38,000
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	62,532	62,332
Property and equipment:
Land	4,935	4,935
Buildings	22,774	22,774
Equipment	67,373	67,712
Construction in progress	569	850
	95,651	96,271
Less accumulated depreciation	63,586	64,385
Net property and equipment	32,065	31,886
Total assets	$150,959	$152,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,792	$8,430
Income taxes payable to affiliates	470	923
Total current liabilities	11,262	9,353
Noncurrent liabilities -
Deferred income taxes	3,112	3,268
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,612	55,612
Retained earnings	80,849	83,954
Total stockholders' equity	136,585	139,690
Total liabilities and stockholders’ equity	$150,959	$152,311

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Net sales	$29,948	$28,413
Cost of goods sold	20,262	18,910
Gross profit	9,686	9,503
Selling, general and administrative expense	5,162	5,130
Operating income	4,524	4,373
Interest income	335	572
Income before taxes	4,859	4,945
Provision for income taxes	1,708	1,219
Net income	$3,151	$3,726

Basic and diluted net income per common share	$0.25	$0.30

Cash dividends per share	$0.05	$0.05

Basic and diluted weighted average shares outstanding	12,419	12,426

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$3,151	$3,726
Depreciation and amortization	915	878
Deferred income taxes	37	157
Other, net	14	42
Change in assets and liabilities:
Accounts receivable, net	(2,644)	(2,235)
Inventories, net	(381)	(980)
Accounts payable and accrued liabilities	(2,303)	(2,418)
Accounts with affiliates	1,079	453
Prepaids and other, net	(78)	140
Net cash used in operating activities	(210)	(237)
Cash flows from investing activities:
Capital expenditures	(609)	(644)
Note receivable from affiliate:
Collections	12,500	12,600
Advances	(14,100)	(12,400)
Net cash used in investing activities	(2,209)	(444)
Cash flows from financing activities -
Dividends paid	(621)	(621)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(3,040)	(1,302)
Balance at beginning of period	33,153	29,655
Balance at end of period	$30,113	$28,353
Supplemental disclosures -
Cash paid for income taxes	$585	$602

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2018

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585
Net income	—	—	—	3,726	3,726
Cash dividends	—	—	—	(621)	(621)
Balance at March 31, 2018	$24	$100	$55,612	$83,954	$139,690

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2018.  We manufacture and sell component products (security products and recreational marine components).  At March 31, 2018, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 93% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “2017 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2018 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2017, December 31, 2017 and March 31, 2018.  The actual dates of our annual and quarterly periods are April 2, 2017, December 31, 2017 and April 1, 2018, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2017	2018
	(In thousands)
Net sales:
Security Products	$26,010	$24,056
Marine Components	3,938	4,357
Total net sales	$29,948	$28,413

Operating income (loss):
Security Products	$5,691	$5,612
Marine Components	371	586
Corporate operating expenses	(1,538)	(1,825)
Total operating income	4,524	4,373
Interest income	335	572
Income before taxes	$4,859	$4,945

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2017	2018
	(In thousands)
Accounts receivable, net:
Security Products	$9,341	$10,836
Marine Components	1,175	1,909
Allowance for doubtful accounts	(70)	(72)
Total accounts receivable, net	$10,446	$12,673

Note 4 – Inventories, net:

	December 31,	March 31,
	2017	2018
	(In thousands)
Raw materials:
Security Products	$2,156	$2,174
Marine Components	574	596
Total raw materials	2,730	2,770
Work-in-process:
Security Products	8,290	8,954
Marine Components	1,546	1,713
Total work-in-process	9,836	10,667
Finished goods:
Security Products	2,079	2,148
Marine Components	737	743
Total finished goods	2,816	2,891
Total inventories, net	$15,382	$16,328

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2017	2018
	(In thousands)
Accounts payable:
Security Products	$1,897	$2,275
Marine Components	375	$494
Accrued liabilities:
Employee benefits	7,413	4,008
Customer tooling	290	319
Taxes other than on income	289	504
Other	528	830
Total accounts payable and accrued liabilities	$10,792	$8,430

Note 6 – Revenue Recognition

Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. Effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606)(see Note 10), we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and such payment being probable of occurring.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products.  Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers.  As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component. We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration).   Variable consideration, to the extent present, is not material and is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.   Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Frequently, we receive orders for products to be delivered over dates that may extend across reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct shipment when all sales recognition criteria for that shipment have been satisfied. As scheduled delivery dates for these orders are within a one year period, under the optional exemption provided by ASC 606, we do not disclose sales allocated to future shipments of partially completed contracts.

ASU 2014-09 requires a disaggregation of our sales into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  We have determined such disaggregation of our sales is the same as the disclosure of our sales by segment.  See Note 2.

Note 7 – Provision for income taxes:

	Three months ended
	March 31,
	2017	2018
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$1,701	$1,038
Domestic production activities deduction	(145)	-
State income taxes	132	172
Other, net	20	9
Total income tax expense	$1,708	$1,219

As discussed in the 2017 Annual Report, on December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This new tax legislation, among other changes, reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of $1.9 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The new tax legislation also eliminated the domestic production activities deduction beginning in 2018 and allows for the expensing of certain capital expenditures for assets placed in service between September 28, 2017 and December 31, 2022.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available. We have not made any additional measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because we are still waiting on additional guidance that may impact the income tax effects of the new legislation recognized at December 31, 2017. We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2017		2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$29,655	$29,655	$28,353	$28,353
Accounts receivable, net	10,446	10,446	12,673	12,673
Accounts payable	2,272	2,272	2,769	2,769

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019. Loans made to Valhi at any time under the agreement are at our discretion.  At March 31, 2018, the outstanding principal balance receivable from Valhi under the promissory note was $38.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2018, respectively.

Note 10 – Recent accounting pronouncements:

Adopted

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) for all contracts which were not completed as of January 1, 2018 using the modified retrospective method.  Prior to adoption of this standard, we recorded sales when our products were shipped and title and other risks and rewards of ownership had passed to our customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customer).  Following adoption of this standard, we record sales when we satisfy our performance obligations to our customers by transferring control of our products to them, which we have determined is at the same point in time that we recognized revenue prior to adoption of this new standard. Accordingly, the adoption of Topic 606 as of January 1, 2018 did not have a material impact on our consolidated financial statements, and we believe adoption of this standard will have a minimal effect on our revenues on an ongoing basis.  See Note 6.

Pending Adoption

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

Operations Overview

We reported operating income of $4.4 million in the first quarter of 2018 compared to $4.5 million in the same period of 2017.  The decrease in operating income from 2017 to 2018 primarily resulted from lower Security Products sales.

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

Results of Operations

	Three months ended
	March 31,
	2017	%	2018	%
	(Dollars in thousands)
Net sales	$29,948	100.0%	$28,413	100.0%
Cost of goods sold	20,262	67.7%	18,910	66.6%
Gross profit	9,686	32.3%	9,503	33.4%
Operating costs and expenses	5,162	17.2%	5,130	18.1%
Operating income	$4,524	15.1%	$4,373	15.4%

Net sales. Net sales decreased $1.5 million in the first quarter of 2018 compared to the same period of 2017, primarily due to lower Security Products sales volumes to existing government security customers and to a lesser extent lower sales to an original equipment manufacturer of recreational transportation products, partially offset by higher Marine Components sales for the quarter. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased 1% in the first quarter of 2018 compared to the same period in 2017.  As a result, gross profit as a percentage of sales increased over the same period. The increase in gross profit percentage is due to reduced fixed costs at Security Products, primarily resulting from headcount reductions made in 2017, and manufacturing efficiencies and improved fixed cost leverage at Marine Components. Gross profit dollars decreased due to lower sales at Security Products.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2018 were comparable to the same period in 2017.

Operating income. As a percentage of net sales, operating income for the first quarter of 2018 was comparable to the same period of 2017 as a result of the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,
	2017	2018	% Change
	(Dollars in thousands)
Net sales:
Security Products	$26,010	$24,056	-8%
Marine Components	3,938	4,357	11%
Total net sales	$29,948	$28,413	-5%
Gross profit:
Security Products	$8,725	$8,303	-5%
Marine Components	961	1,201	25%
Total gross profit	$9,686	$9,504	-2%
Operating income:
Security Products	$5,691	$5,612	-1%
Marine Components	371	586	58%
Corporate operating expenses	(1,538)	(1,825)	-19%
Total operating income	$4,524	$4,373	-3%
Gross profit margin:
Security Products	33.5%	34.5%
Marine Components	24.4%	27.6%
Total gross profit margin	32.3%	33.4%
Operating income margin:
Security Products	21.9%	23.3%
Marine Components	9.4%	13.4%
Total operating income margin	15.1%	15.4%

Security Products. Security Products net sales decreased 8% in the first quarter of 2018 compared to the same period last year. The decrease in sales is primarily due to approximately $1.1 million in lower sales to existing government security customers and $0.3 million in lower sales to a customer serving the recreational transportation market.  Gross profit margin and operating income as a percentage of sales in 2018 increased compared to the same period in 2017 due to lower fixed costs resulting primarily from headcount reductions made in 2017.

Marine Components. Marine Components net sales increased 11% in the first quarter of 2018 as compared to the same period last year, reflecting generally improved demand for products sold to various markets. Gross profit margin and operating income as a percentage of sales in 2018 increased significantly compared to the same period in 2017 primarily due to improved manufacturing efficiencies and greater fixed cost leverage facilitated by higher production volumes.

Outlook. As expected, first quarter sales did not match the levels achieved in early 2017 due to more normalized demand from existing government customers and lower sales to the transportation market, where a significant customer of the segment continues to experience weakened sales volumes, in 2018. While we expect continued softness in transportation sales, full year sales of security products to existing government customers should be comparable to 2017. We expect consolidated sales for full year 2018 to meet or exceed 2017 based on anticipated growth in sales to other Security Products markets and continued growth in Marine Component sales, where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital.  Our net cash used by operating activities was $0.2 million in each of the first three months of 2017 and 2018, respectively.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2017 to March 31, 2018 varied by segment.  Generally, we expect our average days sales outstanding to increase from December to March as the result of seasonally higher sales during the first quarter as compared to the fourth quarter. Overall, our March 31, 2018 days sales outstanding compared to December 31, 2017 is in line with our expectations. For comparative purposes, we have provided December 31, 2016 and March 31, 2017 numbers below.

Days Sales Outstanding:	December 31, 2016	March 31, 2017	December 31, 2017	March 31, 2018
Security Products	36 Days	39 Days	39 Days	41 Days
Marine Components	33 Days	39 Days	31 Days	39 Days
Consolidated CompX	36 Days	39 Days	38 Days	41 Days

Our average number of days sales in inventory has typically decreased between year-end and the end of the first calendar quarter due to higher seasonal sales in the first quarter. However, average days sales in inventory for Security Products increased from December 31, 2017 to March 31, 2018, despite higher first quarter sales relative to the preceding quarter, due to a build in work-in-process inventories of approximately $0.7 million based on anticipated second quarter customer demand in certain markets. The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce and sell end-products.  For comparative purposes, we have provided December 31, 2016 and March 31, 2017 numbers below.

Days in Inventory:	December 31, 2016	March 31, 2017	December 31, 2017	March 31, 2018
Security Products	73 Days	67 Days	76 Days	77 Days
Marine Components	122 Days	82 Days	96 Days	88 Days
Consolidated CompX	79 Days	69 Days	79 Days	79 Days

Investing activities. Our capital expenditures were $0.6 million in each of the first three months of 2017 and 2018. During the first quarter of 2018, Valhi repaid a net $0.2 million under the promissory note ($12.4 million of gross borrowings and $12.6 million of gross repayments). During the first quarter of 2017, Valhi borrowed a net $1.6 million under the promissory note ($14.1 million of gross borrowings and $12.5 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

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

We believe that cash generated from operations together with cash on hand, as well as our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service, dividends (if declared) and any amounts we might loan from time to time under the terms of our revolving loan to Valhi discussed in Note 9 to our Condensed Consolidated Financial Statements (which loans would be solely at our discretion) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

All of our $28.4 million aggregate cash and cash equivalents at March 31, 2018 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2018 totaled $0.6 million.  Our 2018 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2017 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2017 Annual Report.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2018 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2017 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2017 Annual Report. See also Note 8 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2017 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2018.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 7, 2018	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller