Form 10-Q
period 2018-06-30
COMPX INTERNATIONAL INC
filed 2018-08-06
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

Number of shares of Class A common stock outstanding on August 1, 2018: 12,435,557

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2017	2018
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$29,655	$33,732
Accounts receivable, net	10,446	13,761
Inventories, net	15,382	16,579
Prepaid expenses and other	879	795
Total current assets	56,362	64,867
Other assets:
Note receivable from affiliate	38,200	37,600
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	62,532	61,932
Property and equipment:
Land	4,935	4,931
Buildings	22,774	22,903
Equipment	67,373	68,005
Construction in progress	569	1,013
	95,651	96,852
Less accumulated depreciation	63,586	65,122
Net property and equipment	32,065	31,730
Total assets	$150,959	$158,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,792	$9,934
Income taxes payable to affiliates	470	1,137
Total current liabilities	11,262	11,071
Noncurrent liabilities -
Deferred income taxes	3,112	3,254
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	24
Class B common stock	100	100
Additional paid-in capital	55,612	55,751
Retained earnings	80,849	88,329
Total stockholders' equity	136,585	144,204
Total liabilities and stockholders’ equity	$150,959	$158,529

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(unaudited)		(unaudited)
Net sales	$30,002	$32,385	$59,950	$60,798
Cost of goods sold	20,494	21,150	40,756	40,061
Gross profit	9,508	11,235	19,194	20,737
Selling, general and administrative expense	4,907	5,251	10,068	10,380
Operating income	4,601	5,984	9,126	10,357
Interest income	482	640	817	1,212
Income before taxes	5,083	6,624	9,943	11,569
Provision for income taxes	1,780	1,627	3,489	2,846
Net income	$3,303	$4,997	$6,454	$8,723

Basic and diluted net income per common share	$0.27	$0.40	$0.52	$0.70

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Basic and diluted weighted average shares outstanding	12,422	12,430	12,421	12,428

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$6,454	$8,723
Depreciation and amortization	1,828	1,733
Deferred income taxes	71	142
Other, net	189	259
Change in assets and liabilities:
Accounts receivable, net	(1,823)	(3,324)
Inventories, net	(417)	(1,300)
Accounts payable and accrued liabilities	(1,676)	(898)
Accounts with affiliates	(327)	667
Prepaids and other, net	32	84
Net cash provided by operating activities	4,331	6,086
Cash flows from investing activities:
Capital expenditures	(1,599)	(1,366)
Note receivable from affiliate:
Collections	27,200	25,900
Advances	(39,300)	(25,300)
Net cash used in investing activities	(13,699)	(766)
Cash flows from financing activities -
Dividends paid	(1,242)	(1,243)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(10,610)	4,077
Balance at beginning of period	33,153	29,655
Balance at end of period	$22,543	$33,732
Supplemental disclosures -
Cash paid for income taxes	$3,747	$2,036

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2018

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585
Net income	—	—	—	8,723	8,723
Issuance of common stock	—	—	139	—	139
Cash dividends	—	—	—	(1,243)	(1,243)
Balance at June 30, 2018	$24	$100	$55,751	$88,329	$144,204

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2018.  We manufacture and sell component products (security products and recreational marine components).  At June 30, 2018, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

At our 2018 annual meeting of stockholders held May 23, 2018, our stockholders approved our second amended and restated certificate of incorporation, which among other things added a right for each holder of shares of our Class B common stock, at its option, to convert any or all of those shares into the same number of shares of our Class A common stock.  The shares of our Class A and Class B common stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of Class B common stock.  Holders of our shares of Class B common stock are entitled to ten votes per share for election of our directors, and one vote per share on all other matters presented to our stockholders for their approval.  Holders of our shares of Class A common stock are entitled to one vote per share on all matters presented to our stockholders for their approval. Our second amended and restated certificate of incorporation became effective on July 17, 2018 when we filed such certificate with the Delaware Secretary of State.  Immediately after such effectiveness, NL, which owned all of the 10,000,000 issued and outstanding shares of our Class B common stock, converted such Class B shares into 10,000,000 shares of our Class A common stock.  This conversion eliminated the dual-class voting structure with respect to election of our directors, providing for equal voting rights with respect to the election of directors for all shares of common stock and providing for uniform and equivalent corporate governance rights to all holders of our common stock.  The rights of holders of Class A common stock were not otherwise affected, and the conversion does not affect the calculation of our earnings per share and has no impact on our consolidated financial position, results of operations or liquidity.  Following such conversion, our authorized capital stock consists of 20,000,000 shares of Class A common stock (of which 12,435,557 shares are issued and outstanding), 10,000,000 shares of Class B common stock (none of which are issued and outstanding) and 1,000 shares of preferred stock (none of which are issued and outstanding).  The second amended and restated certificate of incorporation does not permit the reissuance or resale of any of the shares of Class B common stock which were converted, and we expect our board of directors will take action in the near term to eliminate the 10,000,000 shares of Class B common stock currently authorized by the second amended and restated certificate of incorporation.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “2017 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2018 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2017, December 31, 2017 and June 30, 2018.  The actual dates of our annual and quarterly periods are July 2, 2017, December 31, 2017 and July 1, 2018, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In thousands)		(In thousands)
Net sales:
Security Products	$26,039	$27,248	$52,049	$51,304
Marine Components	3,963	5,137	7,901	9,494
Total net sales	$30,002	$32,385	$59,950	$60,798

Operating income (loss):
Security Products	$5,361	$6,814	$11,053	$12,426
Marine Components	495	937	866	1,523
Corporate operating expenses	(1,255)	(1,767)	(2,793)	(3,592)
Total operating income	4,601	5,984	9,126	10,357
Interest income	482	640	817	1,212
Income before taxes	$5,083	$6,624	$9,943	$11,569

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2017	2018
	(In thousands)
Accounts receivable, net:
Security Products	$9,341	$11,680
Marine Components	1,175	2,151
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,446	$13,761

Note 4 – Inventories, net:

	December 31,	June 30,
	2017	2018
	(In thousands)
Raw materials:
Security Products	$2,156	$1,986
Marine Components	574	679
Total raw materials	2,730	2,665
Work-in-process:
Security Products	8,290	8,642
Marine Components	1,546	1,988
Total work-in-process	9,836	10,630
Finished goods:
Security Products	2,079	2,286
Marine Components	737	998
Total finished goods	2,816	3,284
Total inventories, net	$15,382	$16,579

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2017	2018
	(In thousands)
Accounts payable:
Security Products	$1,897	$2,268
Marine Components	375	$715
Accrued liabilities:
Employee benefits	7,413	5,471
Customer tooling	290	364
Taxes other than on income	289	433
Other	528	683
Total accounts payable and accrued liabilities	$10,792	$9,934

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

Note 7 – Provision for income taxes:

	Six months ended
	June 30,
	2017	2018
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$3,480	$2,430
Domestic production activities deduction	(298)	-
State income taxes	269	396
Other, net	38	20
Total income tax expense	$3,489	$2,846

As discussed in the 2017 Annual Report, on December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) eliminated the domestic production activities deduction beginning in 2018; and (iii) allows for the expensing of certain capital expenditures. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of $1.9 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available. We have not made any additional measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because we are still waiting on additional guidance that may impact the income tax effects of the new legislation recognized at December 31, 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2017		2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$29,655	$29,655	$33,732	$33,732
Accounts receivable, net	10,446	10,446	13,761	13,761
Accounts payable	2,272	2,272	2,983	2,983

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019.  Loans made to Valhi at any time under the agreement are at our discretion.  At June 30, 2018, the outstanding principal balance receivable from Valhi under the promissory note was $37.6 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2018, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2017 and 2018, respectively.

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

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of–use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are currently required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 totaling $0.4 million, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheet.

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

Operations Overview

We reported operating income of $6.0 million in the second quarter of 2018 compared to $4.6 million in the same period of 2017. Operating income for the first six months of 2018 was $10.4 million compared to $9.1 million for the comparable period in

2017. The increase in operating income in 2018 over 2017 primarily resulted from favorable changes in customer and product mix and improved manufacturing efficiencies in Security Products as well as higher sales and continued margin improvement for Marine Components.

We sell a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit.  In addition, small variations in period-to-period net sales, cost of goods sold and gross profit can result from changes in the relative mix of our products sold.

Results of Operations

	Three months ended
	June 30,
	2017	%	2018	%
	(Dollars in thousands)
Net sales	$30,002	100.0%	$32,385	100.0%
Cost of goods sold	20,494	68.3%	21,150	65.3%
Gross profit	9,508	31.7%	11,235	34.7%
Operating costs and expenses	4,907	16.4%	5,251	16.2%
Operating income	$4,601	15.3%	$5,984	18.5%

	Six months ended
	June 30,
	2017	%	2018	%
	(Dollars in thousands)

Net sales	$59,950	100.0%	$60,798	100.0%
Cost of goods sold	40,756	68.0%	40,061	65.9%
Gross profit	19,194	32.0%	20,737	34.1%
Operating costs and expenses	10,068	16.8%	10,380	17.1%
Operating income	$9,126	15.2%	$10,357	17.0%

Net sales. Net sales increased $2.4 million in the second quarter of 2018 compared to the same period in 2017 due to higher sales of security products across the majority of our markets and continued strong growth in sales of marine components to various marine and industrial markets.  Net sales increased $0.8 million in the first six months of 2018 compared to the same period in 2017 due to the higher Marine Components sales volumes, partially offset by lower Security Products sales volumes to existing government security customers. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales for the second quarter and first six months of 2018 was approximately 3% and 2% less than the same periods in 2017, respectively.  As a result, gross profit increased over the same periods. The higher gross profit percentage for both comparative periods is the result of favorable changes in customer and product mix in Security Products and improved manufacturing efficiencies facilitated by increased production volumes and cost reductions in each of our business segments. Gross profit for the second quarter increased over the prior year due to the aforementioned factors as well as higher sales for both business segments. Gross profit for the first six months of 2018 increased over 2017 due primarily to lower fixed costs at Security Products and higher sales and improved manufacturing efficiencies for Marine Components.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2018 were comparable to the same periods in 2017.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2018 increased compared to the same periods of 2017 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2017	2018	% Change	2017	2018	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$26,039	$27,248	5%	$52,049	$51,304	-1%
Marine Components	3,963	5,137	30%	7,901	9,494	20%
Total net sales	$30,002	$32,385	8%	$59,950	$60,798	1%
Gross profit:
Security Products	$8,439	$9,667	15%	$17,164	$17,968	5%
Marine Components	1,069	1,568	47%	2,030	2,769	36%
Total gross profit	$9,508	$11,235	18%	$19,194	$20,737	8%
Operating income:
Security Products	$5,361	$6,814	27%	$11,053	$12,426	12%
Marine Components	495	937	89%	866	1,523	76%
Corporate operating expenses	(1,255)	(1,767)	-41%	(2,793)	(3,592)	-29%
Total operating income	$4,601	$5,984	30%	$9,126	$10,357	13%
Gross profit margin:
Security Products	32.4%	35.5%		33.0%	35.0%
Marine Components	27.0%	30.5%		25.7%	29.2%
Total gross profit margin	31.7%	34.7%		32.0%	34.1%
Operating income margin:
Security Products	20.6%	25.0%		21.2%	24.2%
Marine Components	12.5%	18.2%		11.0%	16.0%
Total operating income margin	15.3%	18.5%		15.2%	17.0%

Security Products. Security Products net sales in the second quarter of 2018 increased 5% compared to the same period in 2017 on improved sales across the majority of our markets, particularly gas station security, government and distribution. Security Products net sales decreased 1% for the first six months of 2018 compared to the same period last year primarily due to approximately $0.9 million lower sales to existing government security customers and $0.4 million lower sales to a customer serving the recreational transportation market. Gross profit margin and operating income as a percentage of sales for the second quarter and first six months of 2018 increased compared to the same periods in the prior year due to favorable changes in customer and product mix as well as improved manufacturing efficiencies resulting from favorable production volumes and lower production costs, including headcount reductions made during the second quarter of 2017 and lower employee medical costs.

Marine Components. Marine Components net sales increased 30% and 20% in the second quarter and first six months of 2018, respectively, as compared to the same periods last year. The increase in sales reflects generally improved demand for products sold to various marine markets, including original equipment manufacturers of recreational towboats and larger center-console boats, as well as increased sales to government and industrial customers. Gross profit margin and operating income as a percentage of net sales increased in the second quarter and first six months of 2018 compared to the same periods last year due to improved fixed cost leverage facilitated by the higher production volumes and improved manufacturing efficiencies resulting from remediation of the personnel turnover experienced in key departments during 2017.

Outlook. Sales for the first half of 2018 reflect continued strong demand for our products, allowing us to eclipse sales achieved for the first half of 2017 despite lower sales to existing government security customers and lower sales to a significant customer serving the recreational transportation market in 2018. Based upon anticipated sales in other Security Products markets and continued growth in Marine Component sales, where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets, we expect consolidated sales for full year 2018 to meet or exceed 2017 sales. We monitor changes in economic conditions and sales order rates and will respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Liquidity and Capital Resources

Consolidated cash flows –

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities generally tend to even out over time. However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.

Net cash provided by operating activities for the first six months of 2018 increased by $1.8 million as compared to the first six months of 2017.  The increase is primarily due to the net effects of:

•	Higher operating income of $1.3 million in 2018;
•	Higher interest income received of $0.4 million in 2018;
•

Lower cash paid for taxes of $1.7 million in 2018, due to tax legislation that, among other changes, reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018 (see Note 7); and

•	Higher net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $1.6 million in 2018;

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2017 to June 30, 2018 varied by segment, primarily as a result of relative changes in the timing of collections. Overall, our June 30, 2018 days sales outstanding were consistent with recent trends and in line with our expectations. For comparative purposes, we have provided December 31, 2016 and June 30, 2017 numbers below.

Days Sales Outstanding:	December 31, 2016	June 30, 2017	December 31, 2017	June 30, 2018
Security Products	36 Days	38 Days	39 Days	39 Days
Marine Components	33 Days	31 Days	31 Days	38 Days
Consolidated CompX	36 Days	37 Days	38 Days	39 Days

As expected, our total average number of days in inventory decreased from December 31, 2017 to June 30, 2018 primarily as a result of the seasonal increase in sales during the second quarter 2018 as compared to the fourth quarter of 2017.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce and sell end-products.  For comparative purposes, we have provided December 31, 2016 and June 30, 2017 numbers below.

Days in Inventory:	December 31, 2016	June 30, 2017	December 31, 2017	June 30, 2018
Security Products	73 Days	65 Days	76 Days	67 Days
Marine Components	122 Days	89 Days	96 Days	93 Days
Consolidated CompX	79 Days	68 Days	79 Days	71 Days

Investing activities. Our capital expenditures were $1.4 million in the first six months of 2018 compared to $1.6 million in the first six months of 2017. During the first six months of 2018, Valhi repaid a net $0.6 million under the promissory note ($25.3 million of gross borrowings and $25.9 million of gross repayments). During the first six months of 2017, Valhi borrowed a net $12.1 million under the promissory note ($39.3 million of gross borrowings and $27.2 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

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

All of our $33.7 million aggregate cash and cash equivalents at June 30, 2018 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2018 totaled $0.3 million.  Our 2018 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2018 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2017 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2018.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation of Registrant
31.1	Certification
31.2	Certification
32.1	Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 6, 2018	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller