Form 10-Q
period 2018-09-30
COMPX INTERNATIONAL INC
filed 2018-10-31
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Class A common stock outstanding on October 25, 2018: 12,435,557

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2017	2018
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$29,655	$43,743
Accounts receivable, net	10,446	13,346
Inventories, net	15,382	17,159
Prepaid expenses and other	879	908
Total current assets	56,362	75,156
Other assets:
Note receivable from affiliate	38,200	33,000
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	62,532	57,332
Property and equipment:
Land	4,935	4,940
Buildings	22,774	22,698
Equipment	67,373	65,684
Construction in progress	569	994
	95,651	94,316
Less accumulated depreciation	63,586	62,772
Net property and equipment	32,065	31,544
Total assets	$150,959	$164,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,792	$12,037
Income taxes payable to affiliates	470	1,188
Total current liabilities	11,262	13,225
Noncurrent liabilities -
Deferred income taxes	3,112	3,293
Stockholders' equity:
Preferred stock	—	—
Class A common stock	24	124
Class B common stock	100	—
Additional paid-in capital	55,612	55,751
Retained earnings	80,849	91,639
Total stockholders' equity	136,585	147,514
Total liabilities and stockholders’ equity	$150,959	$164,032

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(unaudited)		(unaudited)
Net sales	$26,992	$30,029	$86,943	$90,827
Cost of goods sold	18,794	20,435	59,552	60,494
Gross profit	8,198	9,594	27,391	30,333
Selling, general and administrative expense	4,830	5,074	14,897	15,454
Operating income	3,368	4,520	12,494	14,879
Interest income	546	697	1,363	1,908
Income before taxes	3,914	5,217	13,857	16,787
Provision for income taxes	1,418	1,286	4,906	4,132
Net income	$2,496	$3,931	$8,951	$12,655

Basic and diluted net income per common share	$0.20	$0.32	$0.72	$1.02

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Basic and diluted weighted average shares outstanding	12,426	12,436	12,422	12,431

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$8,951	$12,655
Depreciation and amortization	2,747	2,588
Deferred income taxes	62	181
Other, net	252	316
Change in assets and liabilities:
Accounts receivable, net	(1,386)	(2,910)
Inventories, net	(475)	(1,935)
Accounts payable and accrued liabilities	(599)	1,211
Accounts with affiliates	(584)	718
Prepaids and other, net	(40)	(29)
Net cash provided by operating activities	8,928	12,795
Cash flows from investing activities:
Capital expenditures	(2,127)	(2,042)
Note receivable from affiliate:
Collections	40,400	44,200
Advances	(49,700)	(39,000)
Net cash provided by (used in) investing activities	(11,427)	3,158
Cash flows from financing activities -
Dividends paid	(1,864)	(1,865)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(4,363)	14,088
Balance at beginning of period	33,153	29,655
Balance at end of period	$28,790	$43,743
Supplemental disclosures -
Cash paid for income taxes	$5,431	$3,233

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2018

(In thousands)

(unaudited)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585
Net income	—	—	—	12,655	12,655
Share conversion	100	(100)	—	—	—
Issuance of common stock	—	—	139	—	139
Cash dividends	—	—	—	(1,865)	(1,865)
Balance at September 30, 2018	$124	$—	$55,751	$91,639	$147,514

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2018.  We manufacture and sell component products (security products and recreational marine components).  At September 30, 2018, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

At our 2018 annual meeting of stockholders held May 23, 2018, our stockholders approved our second amended and restated certificate of incorporation, which among other things added a right for each holder of shares of our Class B common stock, at its option, to convert any or all of those shares into the same number of shares of our Class A common stock.  The shares of our Class A and Class B common stock are identical in all respects, except for certain voting rights and certain conversion rights in respect of the shares of Class B common stock.  Holders of our shares of Class B common stock were entitled to ten votes per share for election of our directors, and one vote per share on all other matters presented to our stockholders for their approval.  Holders of our shares of Class A common stock are entitled to one vote per share on all matters presented to our stockholders for their approval. Our second amended and restated certificate of incorporation became effective on July 17, 2018 when we filed such certificate with the Delaware Secretary of State.  Immediately after such effectiveness, NL, which owned all of the 10,000,000 issued and outstanding shares of our Class B common stock, converted such Class B shares into 10,000,000 shares of our Class A common stock.  This conversion eliminated the dual-class voting structure with respect to election of our directors, providing for equal voting rights with respect to the election of directors for all shares of common stock and providing for uniform and equivalent corporate governance rights to all holders of our common stock.  The rights of holders of Class A common stock were not otherwise affected, and the conversion does not affect the calculation of our earnings per share and has no impact on our consolidated financial position, results of operations or liquidity.  Following such conversion, our authorized capital stock consists of 20,000,000 shares of Class A common stock (of which 12,435,557 shares are issued and outstanding), 10,000,000 shares of Class B common stock (none of which are issued and outstanding) and 1,000 shares of preferred stock (none of which are issued and outstanding).  The second amended and restated certificate of incorporation does not permit the reissuance or resale of any of the shares of Class B common stock which were converted, and on October 31, 2018, our board of directors approved the retirement of the 10,000,000 shares of Class B common stock.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “2017 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2018 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2017, December 31, 2017 and September 30, 2018.  The actual dates of our annual and quarterly periods are October 1, 2017, December 31, 2017 and September 30, 2018, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In thousands)		(In thousands)
Net sales:
Security Products	$22,854	$24,541	$74,903	$75,845
Marine Components	4,138	5,488	12,040	14,982
Total net sales	$26,992	$30,029	$86,943	$90,827

Operating income (loss):
Security Products	$4,249	$5,335	$15,301	$17,761
Marine Components	417	812	1,284	2,335
Corporate operating expenses	(1,298)	(1,627)	(4,091)	(5,217)
Total operating income	3,368	4,520	12,494	14,879
Interest income	546	697	1,363	1,908
Income before taxes	$3,914	$5,217	$13,857	$16,787

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2017	2018
	(In thousands)
Accounts receivable, net:
Security Products	$9,341	$10,857
Marine Components	1,175	2,559
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,446	$13,346

Note 4 – Inventories, net:

	December 31,	September 30,
	2017	2018
	(In thousands)
Raw materials:
Security Products	$2,156	$2,236
Marine Components	574	765
Total raw materials	2,730	3,001
Work-in-process:
Security Products	8,290	8,760
Marine Components	1,546	2,104
Total work-in-process	9,836	10,864
Finished goods:
Security Products	2,079	2,362
Marine Components	737	932
Total finished goods	2,816	3,294
Total inventories, net	$15,382	$17,159

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2017	2018
	(In thousands)
Accounts payable:
Security Products	$1,897	$2,624
Marine Components	375	$653
Accrued liabilities:
Employee benefits	7,413	7,037
Customer tooling	290	421
Taxes other than on income	289	638
Other	528	664
Total accounts payable and accrued liabilities	$10,792	$12,037

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

Note 7 – Provision for income taxes:

	Nine months ended
	September 30,
	2017	2018
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$4,850	$3,525
Domestic production activities deduction	(420)	—
State income taxes	400	576
Other, net	76	31
Total income tax expense	$4,906	$4,132

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

Under GAAP, we were required to revalue our net deferred tax liability associated with our U.S. net taxable temporary differences in the period in which the new tax legislation was enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of $1.9 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available. We did not make any additional measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018, as we were still waiting on additional guidance that might impact the income tax effects of the new legislation recognized at December 31, 2017.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return, we were able to obtain, prepare and analyze the necessary information to complete the accounting under ASC 740 related to the revaluation of our net deferred tax liability associated with our U.S. net taxable temporary differences as of December 31, 2017, which resulted in the recognition of an immaterial adjustment to the provisional amount recognized at December 31, 2017.  Accordingly, we have completed our analysis related to such revaluation as of September 30, 2018.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2017		2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$29,655	$29,655	$43,743	$43,743
Accounts receivable, net	10,446	10,446	13,346	13,346
Accounts payable	2,272	2,272	3,277	3,277

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019.  Loans made to Valhi at any time under the agreement are at our discretion.  At September 30, 2018, the outstanding principal balance receivable from Valhi under the promissory note was $33.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.5 million for each of the three month periods ended September 30, 2017 and 2018, and $1.3 million and $1.6 million for the nine months ended September 30, 2017 and 2018, respectively.

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

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of–use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are currently required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases. The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We are in the process of completing our evaluation of the effect this ASU will have on our Consolidated Financial Statements, and we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheet.

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

Operations Overview

We reported operating income of $4.5 million in the third quarter of 2018 compared to $3.4 million in the same period of 2017. Operating income for the first nine months of 2018 was $14.9 million compared to $12.5 million for the comparable period in 2017. The increase in operating income in 2018 over 2017 is primarily due to higher sales at both Security Products and Marine Components as well as the impact of favorable changes in customer and product mix in Security Products for the first nine months of 2018.

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

Results of Operations

	Three months ended
	September 30,
	2017	%	2018	%
	(Dollars in thousands)
Net sales	$26,992	100.0%	$30,029	100.0%
Cost of goods sold	18,794	69.6%	20,435	68.1%
Gross profit	8,198	30.4%	9,594	31.9%
Operating costs and expenses	4,830	17.9%	5,074	16.8%
Operating income	$3,368	12.5%	$4,520	15.1%

	Nine months ended
	September 30,
	2017	%	2018	%
	(Dollars in thousands)

Net sales	$86,943	100.0%	$90,827	100.0%
Cost of goods sold	59,552	68.5%	60,494	66.6%
Gross profit	27,391	31.5%	30,333	33.4%
Operating costs and expenses	14,897	17.1%	15,454	17.0%
Operating income	$12,494	14.4%	$14,879	16.4%

Net sales. Net sales increased $3.0 million in the third quarter of 2018 compared to the same period in 2017 due to higher sales of security products across the majority of our markets including transportation, government security, office furniture and distribution as well as continued strong growth in sales of marine components to various marine and industrial markets.  Net sales increased $3.9 million in the first nine months of 2018 compared to the same period in 2017 due to the higher Marine Components sales volumes, and to a lesser extent Security Products sales across the majority of our markets, particularly transportation, office furniture and distribution. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales decreased 1.5% in the third quarter of 2018 compared to the same period in 2017 primarily due to improved coverage of fixed costs over increased production volumes. As a result, gross profit increased over the same period. As a percentage of net sales, cost of goods sold for the first nine months of 2018 decreased 1.9% compared to the same period in 2017 due to favorable changes in customer and product mix in Security Products as well as improved manufacturing efficiencies and fixed cost leverage facilitated by higher production volumes for each of our business segments. Gross profit for the third quarter and first nine months of 2018 increased over the same periods in the prior year due to the aforementioned factors.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the third quarter and first nine months of 2018 were comparable to the same periods in 2017.

Operating income. As a percentage of net sales, operating income for the third quarter and first nine months of 2018 increased compared to the same periods of 2017 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2018	% Change	2017	2018	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$22,854	$24,541	7%	$74,903	$75,845	1%
Marine Components	4,138	5,488	33%	12,040	14,982	24%
Total net sales	$26,992	$30,029	11%	$86,943	$90,827	4%
Gross profit:
Security Products	$7,216	$8,113	12%	$24,380	$26,082	7%
Marine Components	982	1,481	51%	3,011	4,251	41%
Total gross profit	$8,198	$9,594	17%	$27,391	$30,333	11%
Operating income:
Security Products	$4,249	$5,335	26%	$15,301	$17,761	16%
Marine Components	417	812	95%	1,284	2,335	82%
Corporate operating expenses	(1,298)	(1,627)	-25%	(4,091)	(5,217)	-28%
Total operating income	$3,368	$4,520	34%	$12,494	$14,879	19%
Gross profit margin:
Security Products	31.6%	33.1%		32.5%	34.4%
Marine Components	23.7%	27.0%		25.0%	28.4%
Total gross profit margin	30.4%	31.9%		31.5%	33.4%
Operating income margin:
Security Products	18.6%	21.7%		20.4%	23.4%
Marine Components	10.1%	14.8%		10.7%	15.6%
Total operating income margin	12.5%	15.1%		14.4%	16.4%

Security Products. Security Products net sales in the third quarter of 2018 increased 7% compared to the same period in 2017 on improved sales across the majority of our markets including transportation, government security, office furniture and distribution. Gross profit margin and operating income as a percentage of sales for the third quarter increased compared to the same period in 2017 primarily due to improved coverage of fixed cost over increased production volumes.

Security Products net sales increased 1% for the first nine months of 2018 compared to the same period last year primarily due to higher sales to the transportation, office furniture and distribution markets. Gross profit margin and operating income as a percentage of sales for the first nine months of 2018 increased compared to the same periods in the prior year due to favorable changes in customer and product mix, higher production volumes resulting in improved manufacturing efficiencies and fixed cost coverage and lower production costs, including headcount reductions made during the second quarter of 2017.

Marine Components. Marine Components net sales increased 33% and 24% in the third quarter and first nine months of 2018, respectively, as compared to the same periods last year. The increase in sales reflects improved demand for products sold to original equipment manufacturers of recreational towboats and to a lesser extent sales to manufacturers of larger center-console boats and industrial customers. Gross profit margin and operating income as a percentage of net sales increased in the third quarter and first nine months of 2018 compared to the same periods last year due to improved fixed cost leverage facilitated by the higher production volumes.

Outlook. Due to the strong third quarter, year-to-date sales of security products now exceed the comparable year-to-date period, while sales of marine components continue to significantly outpace year-to-date 2017 due to the significant traction achieved through new product offerings, primarily to the recreational boat markets. We believe full year sales of our security products and marine components, as well as the related operating earnings, will also surpass prior year. We monitor changes in economic conditions and sales order rates and will respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Net cash provided by operating activities for the first nine months of 2018 increased by $3.9 million as compared to the first nine months of 2017.  The increase is primarily due to the net effects of:

•	Higher operating income of $2.4 million in 2018;
•	Higher interest income received of $0.5 million in 2018;
•

Lower cash paid for taxes of $2.2 million in 2018, due to tax legislation that, among other changes, reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018 (see Note 7); and

•	Higher net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $1.2 million in 2018;

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2017 to September 30, 2018 varied by segment, primarily as a result of relative changes in the timing of collections. While our September 30, 2018 days sales outstanding were consistent with recent trends and in line with our expectations on a consolidated basis, the Marine Components metric was higher than expected due primarily to timing of certain customer payments during the third quarter of 2018. For comparative purposes, we have provided December 31, 2016 and September 30, 2017 numbers below.

Days Sales Outstanding:	December 31, 2016	September 30, 2017	December 31, 2017	September 30, 2018
Security Products	36 Days	40 Days	39 Days	40 Days
Marine Components	33 Days	35 Days	31 Days	42 Days
Consolidated CompX	36 Days	40 Days	38 Days	40 Days

As expected, our total average number of days in inventory decreased from December 31, 2017 to September 30, 2018 primarily as a result of the seasonal increase in sales during the third quarter of 2018 as compared to the fourth quarter of 2017.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce and sell end-products.  For comparative purposes, we have provided December 31, 2016 and September 30, 2017 numbers below.

Days in Inventory:	December 31, 2016	September 30, 2017	December 31, 2017	September 30, 2018
Security Products	73 Days	73 Days	76 Days	74 Days
Marine Components	122 Days	80 Days	96 Days	86 Days
Consolidated CompX	79 Days	74 Days	79 Days	76 Days

Investing activities. Our capital expenditures were $2.0 million in the first nine months of 2018 compared to $2.1 million in the first nine months of 2017. During the first nine months of 2018, Valhi repaid a net $5.2 million under the promissory note ($39.0 million of gross borrowings and $44.2 million of gross repayments). During the first nine months of 2017, Valhi borrowed a net $9.3 million under the promissory note ($49.7 million of gross borrowings and $40.4 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

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

All of our $43.7 million aggregate cash and cash equivalents at September 30, 2018 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2018 totaled $0.6 million.  Our 2018 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2018 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2017 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2018.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: October 31, 2018	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller