Form 10-K
period 2018-12-31
COMPX INTERNATIONAL INC
filed 2019-02-27
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 – For the fiscal year ended December 31, 2018

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 448-1400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock ($.01 par value per share)	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit such files).    Yes  ☒    No   ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒   No   ☐

Whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 1.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $22.0 million.

As of February 21, 2019, 12,435,557 shares of Class A common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

General

CompX International Inc. (NYSE American: CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries.  We are also a leading manufacturer of stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems and trim tabs for the recreational marine industry.  Our products are principally designed for use in medium to high-end product applications where design, quality and durability are valued by our customers.

At December 31, 2018, (i) NL Industries, Inc. (NYSE: NL) owns 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, NL and us.

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

•	Price and product competition from low-cost manufacturing sources (such as China),
•	The impact of pricing and production decisions,
•	Customer and competitor strategies including substitute products,
•	Uncertainties associated with the development of new products and product features,
•	Future litigation,
•	Our ability to protect or defend our intellectual property rights,
•	Potential difficulties in integrating future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
•	The impact of current or future government regulations (including employee healthcare benefit related regulations),
•	General global economic and political conditions that introduce instability into the U.S. economy (such as changes in the level of gross domestic product in various regions of the world),
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

Industry Overview

We manufacture engineered components utilized in a variety of applications and industries. We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems and trim tabs for the recreational marine and other industries. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.  See also Item 6 – “Selected Financial Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Segments

We currently have two operating business segments – Security Products and Marine Components.  For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements.

Manufacturing, Operations and Products

Security Products.  Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and cash containment machines, high security medical cabinetry, electronic circuit panels, storage compartments and gas station security.  Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and

•

our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

Marine Components.  Our Marine Components segment manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats.  Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products.  Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories; and
•	dash panels, LED indicators, wire harnesses and other accessories.

For information regarding our three manufacturing and other facilities, see “Item 2 – Properties,” including information regarding leased and distribution-only facilities.

Raw Materials

Our primary raw materials are:

•	Security Products - zinc and brass (for the manufacture of locking mechanisms).
•	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 12% of our total cost of sales for 2018.  Total material costs, including purchased components, represented approximately 45% of our cost of sales in 2018.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. During 2017 and 2018, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, but were moderating at the end of 2018. Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to remain stable during 2019, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from 1 year to 16 years at December 31, 2018.

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2018 (United States Postal Service representing 13%). Our largest ten customers accounted for approximately 44% of our sales in 2018.

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

Employees

As of December 31, 2018, we employed 547 people, all in the United States.  We believe our labor relations are good at all of our facilities.

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  For presentation purposes, annual and quarterly information in this Form 10-K are presented as ended on March 31, June 30, September 30, and December 31, as applicable.  The actual date of our fiscal years ended December 31, 2016, 2017 and 2018 are January 1, 2017, December 31, 2017, and December 30, 2018, respectively. We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports; proxy and information statements and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compx.com as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of the documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Certain raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel and aluminum are the major raw materials used in the manufacture of marine components.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

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

Common Stock and Dividends.  Our Class A common stock is listed and traded on the NYSE American (symbol: CIX).  As of February 21, 2019, there were approximately 16 holders of record of CompX Class A common stock.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2013 through December 31, 2018.  The peer group index is comprised of The Eastern Company and Strattec Security Corporation.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2013 and reinvestment of dividends.

	December 31,
	2013	2014	2015	2016	2017	2018
CompX International Inc.	$100	$87	$84	$121	$101	$105
Russell 2000 Index	100	105	100	122	139	124
Peer Group	100	156	126	110	130	105

Equity compensation plan information.  We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2018, 156,550 shares are available for award under this plan.  See Note 8 to the Consolidated Financial Statements.

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

	Years ended December 31,
	2014	2015	2016	2017	2018
	($ in millions, except per share data)
Statements of Operations Data:
Net sales	$103.8	$109.0	$108.9	$112.0	$118.2
Gross profit	32.2	33.4	35.2	34.8	38.3
Operating income	13.6	14.0	15.6	15.2	17.8
Non-operating income – interest income	0.1	0.1	0.4	1.9	2.7
Provision for income taxes	5.0	4.9	5.5	4.0	5.2
Net income	8.7	9.1	10.5	13.2	15.3
Per Share Data:
Diluted earnings	$.70	$.73	$.84	$1.06	$1.23
Cash dividends	.20	.20	.20	.20	.20
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4
Balance Sheet Data (at year end):
Cash and other current assets	$71.7	$76.9	$59.2	$56.4	$76.3
Total assets	129.1	134.8	144.0	151.0	166.4
Current liabilities	13.2	12.1	13.3	11.3	13.7
Stockholders’ equity	111.0	117.7	125.8	136.6	149.6
Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$12.2	$13.5	$13.9	$12.6	$17.2
Investing activities	(2.9)	(4.2)	(30.6)	(13.6)	1.1
Financing activities	(2.5)	(2.5)	(2.5)	(2.5)	(2.5)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  We also manufacture stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems and trim tabs for the recreational marine and other industries through our Marine Components segment.

Operating Income Overview

We reported operating income of $17.8 million in 2018 compared to operating income of $15.2 million in 2017 and $15.6 million in 2016. The increase in operating income in 2018 over 2017 is primarily due to higher sales at both Security Products and Marine Components. Operating income in 2017 was comparable to operating income in 2016.

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

Critical Accounting Policies and Estimates

We have based the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” upon our Consolidated Financial Statements. We prepared our Consolidated Financial Statements in accordance with GAAP.  In preparing our Consolidated Financial Statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to inventory reserves, the recoverability of long-lived assets (including goodwill and other intangible assets) and the realization of deferred income tax assets.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Our actual future results might differ from previously estimated amounts under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements and are applicable to all of our operating segments:

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2018. We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. All of our net consolidated goodwill at December 31, 2018 is related to our Security Products segment. In 2018, we used the qualitative assessment of Accounting Standards Codification (“ASC”) 350-20-35, Goodwill, for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 5 to our Consolidated Financial Statements.

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

Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2018 because no such impairment indicators were present.

Results of Operations - 2018 Compared to 2017 and 2017 Compared to 2016

	Years ended December 31,			%Change
	2016	2017	2018	2016-17	2017-18
	(Dollars in millions)
Net sales	$108.9	$112.0	$118.2	3%	6%
Cost of goods sold	73.7	77.2	79.9	5	4
Gross profit	35.2	34.8	38.3	-1	10
Operating costs and expenses	19.6	19.6	20.5	-	4
Operating income	$15.6	$15.2	$17.8	-2	17
Percent of net sales:
Cost of goods sold	67.7%	68.9%	67.6%
Gross margin	32.2	31.1	32.4
Operating costs and expenses	18.0	17.5	17.3
Operating income	14.3	13.6	15.1

Net Sales. Net sales increased approximately $6.2 million in 2018 compared to 2017 primarily due to higher Marine Components sales volumes to manufacturers of ski/wakeboard boats and larger center-console boats, and to a lesser extent higher Security Products sales to certain markets, particularly transportation and office furniture. Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $3.1 million in 2017 compared to 2016 primarily due to higher Security Products sales volumes to government security, electronic lock and other markets, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products. Marine Components also contributed with higher sales, primarily to the ski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Goods Sold and Gross Profit.  Cost of goods sold increased from 2017 to 2018 primarily due to increased sales volumes for both the Security Products and Marine Components segments. Gross profit dollars and gross profit as a percentage of sales increased from 2017 to 2018 primarily due to greater fixed cost leverage facilitated by higher production volumes for each of our business segments.

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

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property, plant and equipment.  Operating costs and expenses as a percentage of sales were comparable in 2016, 2017 and 2018.

Operating Income. As a percentage of net sales, operating income increased from 2017 to 2018 while operating income decreased slightly from 2016 to 2017.  Operating margins were primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 45% of our cost of sales in 2018, with commodity-related raw materials accounting for approximately 12% of our cost of sales. During 2017 and 2018, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, but were moderating at the end of 2018. Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to remain stable during 2019, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

  Interest Income. Interest income in 2018 increased compared to 2017 primarily due to higher interest rates on our loan to an affiliate (originated late in 2016) as well as our cash investments. Interest income in 2017 increased compared to 2016 due to higher average balances on our loan to an affiliate and to a lesser extent higher interest rates in 2017. See Note 9 to the Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Consolidated Financial Statements.  As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate was 35% in 2016, 23% in 2017 and 25% in 2018. Our effective income tax rate was lower in 2017 and 2018 as compared to 2016 as a result of tax reform legislation. On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This tax legislation, among other changes, (i) reduced the U.S Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) eliminated the domestic production activities deduction beginning in 2018; and (iii) allowed the expensing of certain capital expenditures.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act. SAB 118 required that companies account for changes related to the 2017 Tax Act in the period of enactment unless the impact of such changes could not be reasonably estimated.  Where the use of estimated provisional amounts was necessary, SAB 118 provided for a measurement period of no longer than one year during which companies could adjust those amounts as additional information became available. Therefore, as required under GAAP, we revalued our net deferred tax liability associated with our net taxable temporary differences based on deferred tax balances as of the enactment date to reflect the effect of the reduction in the corporate income tax rate.  Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date; accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of $1.9 million recognized in continuing operations for the period ended December 31, 2017, reducing our net deferred income tax liability as of that date.  During 2018 we finalized our analysis of the 2017 Tax Act and recorded an immaterial adjustment within the defined measurement period. See Notes 7 and 10 to our Consolidated Financial Statements.

While our effective income tax rate for 2018 was favorably impacted by the reduction in the U.S. federal statutory income tax rate from 35% to 21%, our effective income tax rate was higher in 2018 as compared to 2017 due to the $1.9 million non-cash deferred income tax benefit recognized in 2017 resulting from the revaluation of our net deferred income tax liability discussed above.  We currently expect our effective income tax rate for 2019 to be comparable to 2018.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2016	2017	2018	2016 – 2017	2017 – 2018
	(In millions)
Net sales:
Security Products	$94.7	$96.6	$98.4	2%	2%
Marine Components	14.2	15.4	19.8	8	29
Total net sales	$108.9	$112.0	$118.2	3	6
Gross profit:
Security Products	$31.2	$31.1	$32.9	-	6
Marine Components	4.0	3.7	5.4	-7	46
Total gross profit	$35.2	$34.8	$38.3	-1	10
Operating income:
Security Products	$20.0	$19.2	$22.0	-4	14
Marine Components	1.7	1.3	2.7	-21	104
Corporate operating expenses	(6.1)	(5.3)	(6.9)	13	-30
Total operating income	$15.6	$15.2	$17.8	-2	17
Operating income margin:
Security Products	21.1%	19.9%	22.3%
Marine Components	12.0	8.7	13.8
Total operating income margin	14.3	13.6	15.1

Security Products.  Security Products net sales increased 2% to $98.4 million in 2018 compared to $96.6 million in 2017, primarily due to higher sales to the transportation and office furniture markets. As a percentage of sales, gross profit for 2018 increased slightly over 2017 due to lower production costs, including headcount reductions made during the second quarter of 2017, and improved coverage of fixed costs over increased production volumes.  Operating costs and expenses for 2018 were slightly lower than 2017.  As a result, Security Products operating income as a percentage of net sales for 2018 exceeded 2017.

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

Marine Components.  Marine Components net sales increased 29% in 2018 as compared to 2017 as a result of continued strong demand for our products, particularly those sold to the ski/wakeboard boat market as well as to manufacturers of large center-console boats and industrial customers. Gross profit margin and operating income as a percentage of net sales increased in 2018 compared to 2017 principally due to improved fixed cost leverage facilitated by higher production volumes.

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

Outlook

Our 2018 sales growth was largely attributable to high demand for our marine products, where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. We also increased sales of security products, particularly to the transportation and office furniture markets. In 2019, we will seek to maintain the positive momentum in each of our business segments to grow sales and profitability. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Consolidated cash flows

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization was comparable in each of 2018, 2017 and 2016. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $17.2 million in 2018 compared to $12.6 million in 2017.  The $4.6 million increase in cash provided by operating activities is primarily the net result of:

•	A $2.6 million increase in operating income in 2018,
•	A $2.3 million decrease in cash paid for taxes in 2018 as the favorable impact of the lower U.S. federal corporate income tax rate in 2018 more than offset the effect of increased profits in 2018, and
•	A higher amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $0.4 million.

Cash provided by operating activities was $12.6 million in 2017 compared to $13.9 million in 2016.  The $1.3 million decrease in cash provided by operating activities was primarily the net result of:

•	A $0.4 million decrease in operating income in 2017,
•	A $1.5 million increase in interest income in 2017,
•	A $2.1 million increase in cash paid for taxes in 2017 due to the relative timing of payments and increased profits, and
•	A higher amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $0.3 million.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding increased from December 31, 2017 to December 31, 2018 primarily as a result of the timing of sales and collections in the last month of 2018 as compared to 2017.  For comparative purposes, we have provided 2016 numbers below.

Days Sales Outstanding:	December 31, 2016	December 31, 2017	December 31, 2018
Security Products	36 Days	39 Days	43 Days
Marine Components	33 Days	31 Days	30 Days
Total	36 Days	38 Days	40 Days

As shown below, our average number of days in inventory at December 31, 2018 is comparable to December 31, 2017. The variability in days in inventory among our segments primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2016 numbers below.

Days in Inventory:	December 31, 2016	December 31, 2017	December 31, 2018
Security Products	73 Days	76 Days	77 Days
Marine Components	122 Days	96 Days	91 Days
Total	79 Days	79 Days	80 Days

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $3.2 million in 2016, $2.8 million in 2017 and $3.1 million in 2018.  See Note 2 to our Consolidated Financial Statements.  Capital expenditures in 2016 include approximately $1.0 million for an expansion to our Grayslake facility which was completed in April 2016.

Capital expenditures for 2019 are estimated at approximately $4.8 million primarily to maintain and improve the cost-effectiveness of our facilities and equipment.  Capital spending for 2019 is expected to be funded through cash on hand and cash generated from operations.

In August 2016, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2020.  Loans made to Valhi at any time under the agreement are at our discretion.  During the third and fourth quarters of 2016, Valhi borrowed a net $27.4 million under the promissory note ($36.6 million of gross borrowings and $9.2 million of gross repayments). During 2017, Valhi borrowed a net $10.8 million under the promissory note for an outstanding balance of $38.2 million at December 31, 2017 ($52.1 million of gross borrowings and $41.3 million of gross repayments). During 2018, Valhi repaid a net $4.2 million under the promissory note for an outstanding balance of $34.0 million at December 31, 2018 ($46.8 million of gross borrowings and $51.0 million of gross repayments). See Note 9 to our Consolidated Financial Statements.

Financing activities.  Cash dividends paid totaled $2.5 million ($.20 per share, or $.05 per share per quarter) in each of 2016, 2017 and 2018. On February 27, 2019 our board of directors declared a first quarter 2019 dividend of $.07 per share, to be paid on March 19, 2019 to CompX stockholders of record as of March 11, 2019.  The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $45.4 million aggregate cash and cash equivalents at December 31, 2018 were held in the U.S.

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

Off balance sheet financing arrangements

Other than certain operating leases discussed in Note 10 to our Consolidated Financial Statements, neither we nor any of our subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Commitments and contingencies

As more fully described in the notes to the Consolidated Financial Statements, we are a party to various leases and other agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to our Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2018 by the type and date of payment.

	Payments due by period
	Total	2019	2020–2021	2022–2023	2024 and after
	(In thousands)
Operating leases	$275	$113	$162	$-	$-
Purchase obligations	12,784	10,777	2,007	-	-
Income taxes	1,165	1,165	-	-	-
Fixed asset acquisitions	289	289	-	-	-
Total contractual cash obligations	$14,513	$12,344	$2,169	$-	$-

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2018, which is assumed to be paid during 2019.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Recent accounting pronouncements

See Note 12 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate.  The outstanding principal amount of indebtedness of $34.0 million at December 31, 2018 bears interest at prime plus 1.0% (6.5% at December 31, 2018). We received interest income of $2.1 million from the note during 2018.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2018 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Item No.	Exhibit Item

3.1	Second Amended and Restated Certificate of Incorporation of Registrant – incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2018.

3.2	Certificate of Retirement – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 5, 2018.

3.3

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

10.4**	Second Amended and Restated Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., and Valhi.Inc. dated January 25, 2019.

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2018 in the original principal amount of $40 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016 (File No 1-13905).

Item No.	Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: February 27, 2019	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	February 27, 2019
Loretta J. Feehan

/s/ Robert D. Graham	Vice Chairman of the Board	February 27, 2019
Robert D. Graham

/s/ James W. Brown	Vice President,	February 27, 2019
James W. Brown	Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Thomas E. Barry	Director	February 27, 2019
Thomas E. Barry

/s/ David A. Bowers	Director	February 27, 2019
David A. Bowers

/s/ Terri L. Herrington	Director	February 27, 2019
Terri L. Herrington

/s/ Ann Manix	Director	February 27, 2019
Ann Manix

/s/ Cecil H. Moore, Jr.	Director	February 27, 2019
Cecil H. Moore, Jr.

/s/ Mary A. Tidlund	Director	February 27, 2019
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ending December 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ending December 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

February 27, 2019

We have served as the Company's auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2017	2018

Current assets:
Cash and cash equivalents	$29,655	$45,414
Accounts receivable, net	10,446	12,140
Inventories	15,382	17,102
Prepaid expenses and other	879	1,629

Total current assets	56,362	76,285

Other assets:
Note receivable from affiliate	38,200	34,000
Goodwill	23,742	23,742
Other noncurrent	590	590

Total other assets	62,532	58,332

Property and equipment:
Land	4,935	4,940
Buildings	22,774	22,835
Equipment	67,373	67,073
Construction in progress	569	603
	95,651	95,451

Less accumulated depreciation	63,586	63,639

Net property and equipment	32,065	31,812

Total assets	$150,959	$166,429

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2018

Current liabilities:
Accounts payable and accrued liabilities	$10,792	$12,504
Income taxes payable to affiliate	470	1,165

Total current liabilities	11,262	13,669

Noncurrent liabilities -
Deferred income taxes	3,112	3,198

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 2,426,107 and
12,435,557 shares issued and outstanding	24	124
Class B common stock, $.01 par value;
10,000,000 and nil shares authorized, 10,000,000 and
nil issued and outstanding	100	-
Additional paid-in capital	55,612	55,751
Retained earnings	80,849	93,687

Total stockholders' equity	136,585	149,562

Total liabilities and stockholders’ equity	$150,959	$166,429

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2016	2017	2018

Net sales	$108,920	$112,035	$118,217
Cost of goods sold	73,753	77,210	79,946

Gross profit	35,167	34,825	38,271

Selling, general and administrative expense	19,593	19,590	20,460

Operating income	15,574	15,235	17,811

Interest income	390	1,929	2,664

Income before income taxes	15,964	17,164	20,475

Provision for income taxes	5,507	3,961	5,150

Net income	$10,457	$13,203	$15,325

Basic and diluted earnings per common share	$0.84	$1.06	$1.23

Cash dividends per share	$0.20	$0.20	$0.20

Basic and diluted weighted average
shares outstanding	12,416	12,423	12,432

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2016	2017	2018

Cash flows from operating activities:
Net income	$10,457	$13,203	$15,325
Depreciation and amortization	3,698	3,673	3,454
Deferred income taxes	(114)	(1,775)	86
Other, net	330	181	289
Change in assets and liabilities:
Accounts receivable, net	(1,596)	(115)	(1,709)
Inventories, net	(37)	(473)	(1,846)
Accounts payable and accrued liabilities	153	(962)	1,619
Accounts with affiliates	970	(971)	152
Other, net	3	(178)	(207)

Net cash provided by operating activities	13,864	12,583	17,163

Cash flows from investing activities:
Capital expenditures	(3,175)	(2,796)	(3,117)
Note receivable from affiliate:
Collections	9,200	41,300	51,000
Advances	(36,600)	(52,100)	(46,800)

Net cash provided by (used in) investing activities	(30,575)	(13,596)	1,083

Cash flows from financing activities -
Dividends paid	(2,483)	(2,485)	(2,487)

Net increase (decrease)	(19,194)	(3,498)	15,759
Balance at beginning of year	52,347	33,153	29,655

Balance at end of year	$33,153	$29,655	$45,414

Supplemental disclosures -
Cash paid for income taxes	$4,646	$6,709	$4,370

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2016, 2017 and 2018

(In thousands)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2015	24	100	55,422	62,157	117,703

Net income	-	-	-	10,457	10,457
Cash dividends	-	-	-	(2,483)	(2,483)
Issuance of common stock	-	-	93	-	93

Balance at December 31, 2016	24	100	55,515	70,131	125,770

Net income	-	-	-	13,203	13,203
Cash dividends	-	-	-	(2,485)	(2,485)
Issuance of common stock	-	-	97	-	97

Balance at December 31, 2017	24	100	55,612	80,849	136,585

Net income	-	-	-	15,325	15,325
Share conversion	100	(100)	-	-	-
Cash dividends	-	-	-	(2,487)	(2,487)
Issuance of common stock	-	-	139	-	139

Balance at December 31, 2018	$124	$-	$55,751	$93,687	$149,562

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE American: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2018.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2018, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. Each of the years ended December 31, 2016, 2017 and 2018 consisted of 52 weeks.  For presentation purposes, annual and quarterly information in the consolidated financial statements and accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable. The actual date of our fiscal years ended December 31, 2016, 2017 and 2018 are January 1, 2017, December 31, 2017, and December 30, 2018, respectively.

Cash and cash equivalents.  We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Net sales.  Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. Effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (see Note 12), we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and such payment being probable of occurring.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized. Prior to the adoption of ASU 2014-09, we recorded sales when our products were shipped and title and other risks and rewards of ownership had passed to the customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customers).

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

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs were not significant in 2016, 2017 or 2018.

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

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.6 million in 2016, $2.4 million in 2017 and $3.0 million in 2018.

Self-insurance.  We are partially self-insured for workers’ compensation and certain employee health benefits and self-insured for most environmental issues.  We purchase coverage in order to limit our exposure to significant workers’ compensation or employee health benefit claims.  We accrue self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our own historical claims experience.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $4.6 million in 2016, $6.7 million in 2017 and $4.3 million in 2018.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  We did not have a reserve for uncertain tax positions in each of 2016, 2017 and 2018.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2018, we had two reportable operating segments – Security Products and Marine Components.

The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and other industries.

Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats.

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

	Years ended December 31,
	2016	2017	2018
	(In thousands)
Net sales:
Security Products	$94,693	$96,600	$98,383
Marine Components	14,227	15,435	19,834
Total	$108,920	$112,035	$118,217
Operating income (loss):
Security Products	$19,981	$19,182	$21,947
Marine Components	1,707	1,342	2,738
Corporate	(6,114)	(5,289)	(6,874)
Total operating income	15,574	15,235	17,811
Interest income	390	1,929	2,664

Income before income taxes	$15,964	$17,164	$20,475

Depreciation and amortization:
Security Products	$3,025	$3,072	$2,914
Marine Components	663	591	535
Corporate	10	10	5
Total	$3,698	$3,673	$3,454
Capital expenditures:
Security Products	$3,017	$2,389	$2,126
Marine Components	153	405	991
Corporate	5	2	-
Total	$3,175	$2,796	$3,117

Net sales point of destination:
United States	$98,526	$103,646	$108,773
Canada	7,515	5,353	6,436
Mexico	1,315	1,486	1,438
Other	1,564	1,550	1,570

Total	$108,920	$112,035	$118,217

	December 31,
	2016	2017	2018
Total assets:
Security Products	$73,345	$72,961	$74,714
Marine Components	12,209	11,704	14,189
Corporate and eliminations	58,426	66,294	77,526
Total	$143,980	$150,959	$166,429

Net property and equipment for 2016, 2017 and 2018 is entirely located in the United States.

Note 3 – Accounts receivable, net:

	December 31,
	2017	2018
	(In thousands)
Account receivable, net:
Security Products	$9,341	$10,596
Marine Components	1,175	1,614
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,446	$12,140

Note 4 – Inventories:

	December 31,
	2017	2018
	(In thousands)
Raw materials:
Security Products	$2,156	$2,001
Marine Components	574	660
Total raw materials	2,730	2,661
Work-in-process:
Security Products	8,290	9,018
Marine Components	1,546	2,112
Total work-in-process	9,836	11,130
Finished goods:
Security Products	2,079	2,363
Marine Components	737	948
Total finished goods	2,816	3,311
Total inventories	$15,382	$17,102

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

In 2016, 2017 and 2018, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill.  As permitted by GAAP, during 2017 and 2018 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.

Our gross goodwill at December 31, 2018 is $33.6 million. Prior to 2016, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2017	2018
	(In thousands)
Accounts payable:
Security Products	$1,897	$2,708
Marine Components	375	527
Accrued liabilities:
Employee benefits	7,413	8,068
Customer tooling	290	334
Taxes other than on income	289	328
Insurance	117	108
Sales rebates	135	156
Other	276	275
Total	$10,792	$12,504

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35% in 2016 and 2017 and 21% in 2018 are presented below.  All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2016	2017	2018
	(In thousands)
Provision for income taxes:
Currently payable	$5,621	$5,736	$5,064
Deferred income tax expense (benefit)	(114)	(1,775)	86
Total	$5,507	$3,961	$5,150
Expected tax expense, at the U.S. federal statutory income tax rate of 35% in 2016 and 2017, 21% in 2018	$5,588	$6,007	$4,300
Changes in federal tax rate, net	-	(1,861)	-
State income taxes	388	235	812
Domestic production activities deduction	(495)	(505)	-
Other, net	26	85	38
Total	$5,507	$3,961	$5,150

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This tax legislation, among other changes, (i) reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) eliminated the domestic production activities deduction beginning in 2018; and (iii) allows for the expensing of certain capital expenditures. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act. SAB 118 required that companies account for changes related to the 2017 Tax Act in the period of enactment unless the impact of such changes could not be reasonably estimated.  Where the use of estimated provisional amounts was necessary, SAB 118 provided for a measurement period of no longer than one year during which companies could adjust those amounts as additional information became available. Therefore, as required under GAAP, we revalued our net deferred tax liability associated with our net taxable temporary differences based on deferred tax balances as of the enactment date to reflect the effect of the reduction in the corporate income tax rate. Our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of approximately $1.9 million recognized in continuing operations for the period ended December 31, 2017, reducing our net deferred income tax liability as of that date.  During 2018 we finalized our analysis of the 2017 Tax Act and recorded an immaterial adjustment within the defined measurement period. See also Note 10 to our Consolidated Financial Statements.

The components of the net deferred tax liability are summarized below.

	December 31,
	2017	2018
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$347	$356
Property and equipment	(2,796)	(2,912)
Accrued liabilities and other deductible differences	23	25
Accrued employee benefits	1,009	1,032
Goodwill	(1,691)	(1,693)
Other taxable differences	(4)	(6)
Total deferred tax liability	$(3,112)	$(3,198)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our income tax returns prior to 2015 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding
Balance at December 31, 2015	2,411,107	10,000,000
Issued	8,000	-
Balance at December 31, 2016	2,419,107	10,000,000
Issued	7,000	-
Balance at December 31, 2017	2,426,107	10,000,000
Share conversion	10,000,000	(10,000,000)
Issued	9,450	-
Balance at December 31, 2018	12,435,557	-

Class A and Class B common stock. At our 2018 annual meeting of stockholders held May 23, 2018, our stockholders approved our second amended and restated certificate of incorporation, which among other things added a right for each holder of shares of our Class B common stock, at its option, to convert any or all of those shares into the same number of shares of our Class A common stock. Previously, shares of our Class B common stock were convertible into the same number of Class A common shares only under certain specified conditions. The shares of our Class A and Class B common stock were otherwise identical in all respects, except for certain voting rights in which holders of our shares of Class B common stock were entitled to ten votes per share for election of our directors and one vote per share on all other matters presented to our stockholders for their approval. Holders of our shares of Class A common stock are entitled to one vote per share on all matters. Our second amended and restated certificate of incorporation became effective on July 17, 2018 when we filed such certificate with the Delaware Secretary of State.  Immediately after such effectiveness, NL, which owned all of the 10,000,000 issued and outstanding shares of our Class B common stock, converted such Class B shares into 10,000,000 shares of our Class A common stock.  This conversion eliminated the dual-class voting structure with respect to election of our directors, providing for equal voting rights with respect to the election of directors for all shares of common stock and providing for uniform and equivalent corporate governance rights to all holders of our common stock.  The rights of holders of Class A common stock were not otherwise affected, and the conversion did not affect the calculation of our earnings per share and had no impact on our consolidated financial position, results of operations or liquidity. The second amended and restated certificate of incorporation did not permit the reissuance or resale of any of the shares of Class B common stock which were converted. On November 5, 2018, upon the filing of a Certificate of Retirement with respect to the shares of Class B common stock with the Delaware Secretary of State, the shares of Class B common stock were retired, and our second amended and restated certificate of incorporation was amended to eliminate all references to the Class B common stock. Following the conversion and subsequent retirement of our shares of Class B common stock, our authorized capital stock consists of 20,000,000 shares of Class A common stock and 1,000 shares of preferred stock.

Share repurchases and cancellations.  Prior to 2016, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2016, 2017 or 2018 and at December 31, 2018, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to non-employee members of our board of directors.  All of the Class A common shares we issued in 2016, 2017 and 2018 were issued under this plan.  At December 31, 2018, 156,550 shares were available for award under this plan.

Dividends.  We paid regular quarterly dividends of $.05 per share during 2016, 2017 and 2018.  Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, in August 2016, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2020.  Loans made to Valhi at any time under the agreement are at our discretion. At December 31, 2017 and 2018, the outstanding principal balance receivable from Valhi under the promissory note was $38.2 million and $34.0 million, respectively.  Interest income (including unused commitment fees) on our loan to Valhi was $0.2 million in 2016, $1.8 million in 2017 and $2.1 million in 2018.  On December 31, 2018 (one day after our 2018 fiscal year, but on the last day of the fiscal year for Valhi), we loaned $6.0 million to Valhi, increasing the outstanding principal balance receivable from Valhi under the promissory note to $40.0 million.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $3.1 million in 2016, $2.8 million in 2017 and $3.5 million in 2018.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”), each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were approximately $1.7 million in 2016, $2.2 million in 2017 and $2.0 million in 2018.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect that these relationships with Tall Pines and EWI will continue in 2019.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  Our ten largest customers accounted for approximately 46% of sales in 2016 and 44% in each of 2017 and 2018.  One customer of the Security Products segment accounted for 14% of consolidated sales in 2016, 16% in 2017 and 13% in 2018.  Another customer of the Security Products segment accounted for approximately 11% of consolidated sales in 2016.

Rent expense was approximately $0.2 million in each of 2016 and 2017 and $0.1 million in 2018. At December 31, 2018, future minimum rentals under non-cancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In thousands)
2019	$113
2020	109
2021	53
2022	-
2023	-
2024 and thereafter	-
Total	$275

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		December 31,
	2017		2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$29,655	$29,655	$45,414	$45,414
Accounts receivable, net	10,446	10,446	12,140	12,140
Accounts payable	2,272	2,272	3,236	3,236

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent Accounting Pronouncements:

Adopted

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) for all contracts which were not completed as of January 1, 2018 using the modified retrospective method.  Prior to adoption of this standard, we recorded sales when our products were shipped and title and other risks and rewards of ownership had passed to our customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customer).  Following adoption of this standard, we record sales when we satisfy our performance obligations to our customers by transferring control of our products to them, which we have determined is at the same point in time that we recognized revenue prior to adoption of this new standard.  Accordingly, the adoption of Topic 606 as of January 1, 2018 did not have a material impact on our consolidated financial statements, and we believe adoption of this standard will have a minimal effect on our revenues on an ongoing basis.  See Note 1.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions. The primary change for leases currently classified as operating leases is the balance sheet recognition of a lease asset for the right to use the underlying asset and a lease liability for the lessee’s obligation to make payments. The ASU, as amended, also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  We will adopt ASU 2016-02 beginning in the first quarter of 2019. Due to our minimal utilization of lease financing, we have concluded that the adoption of this standard will not have a material effect on our consolidated financial statements.

Note 13 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share amounts)
2017:
Net sales	$29.9	$30.0	$27.0	$25.1
Gross profit	9.7	9.5	8.2	7.4
Operating income	4.5	4.6	3.4	2.7
Net income	3.2	3.3	2.5	4.3

Basic and diluted earnings per share	$.25	$.27	$.20	$.34
2018:
Net sales	$28.4	$32.4	$30.0	$27.4
Gross profit	9.5	11.2	9.6	7.9
Operating income	4.4	6.0	4.5	2.9
Net income	3.7	5.0	3.9	2.7

Basic and diluted earnings per share	$.30	$.40	$.32	$.22

During the fourth quarter of 2017, we recognized a non-cash deferred income tax benefit of $1.9 million related to the revaluation of our net deferred income tax liability resulting from the reduction in the U.S. federal corporate income tax rate enacted into law on December 22, 2017 (see Note 7).  The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.