Form 10-Q
period 2019-03-31
COMPX INTERNATIONAL INC
filed 2019-05-07
CIK 1049606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
5430 LBJ Freeway, Suite 1700, Three Lincoln Centre, Dallas, Texas	75240-2620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	CIX	NYSE American

Indicate by checkmark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2019, the Registrant had 12,435,557 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2018	2019
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$45,414	$36,069
Accounts receivable, net	12,140	15,358
Inventories, net	17,102	18,510
Prepaid expenses and other	1,629	935
Total current assets	76,285	70,872
Other assets:
Note receivable from affiliate	34,000	40,000
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	58,332	64,332
Property and equipment:
Land	4,940	4,940
Buildings	22,835	22,835
Equipment	67,073	67,153
Construction in progress	603	621
	95,451	95,549
Less accumulated depreciation	63,639	64,347
Net property and equipment	31,812	31,202
Total assets	$166,429	$166,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,504	$9,223
Income taxes payable to affiliates	1,165	1,163
Total current liabilities	13,669	10,386
Noncurrent liabilities -
Deferred income taxes	3,198	3,342
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,751	55,751
Retained earnings	93,687	96,803
Total stockholders' equity	149,562	152,678
Total liabilities and stockholders’ equity	$166,429	$166,406

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2018	2019
	(unaudited)
Net sales	$28,413	$31,176
Cost of goods sold	18,910	21,552
Gross profit	9,503	9,624
Selling, general and administrative expense	5,130	5,334
Operating income	4,373	4,290
Interest income	572	837
Income before taxes	4,945	5,127
Provision for income taxes	1,219	1,141
Net income	$3,726	$3,986

Basic and diluted net income per common share	$0.30	$0.32

Basic and diluted weighted average shares outstanding	12,426	12,436

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$3,726	$3,986
Depreciation and amortization	878	901
Deferred income taxes	157	144
Other, net	42	153
Change in assets and liabilities:
Accounts receivable, net	(2,235)	(3,221)
Inventories, net	(980)	(1,475)
Accounts payable and accrued liabilities	(2,418)	(3,216)
Accounts with affiliates	453	541
Prepaids and other, net	140	151
Net cash used in operating activities	(237)	(2,036)
Cash flows from investing activities:
Capital expenditures	(644)	(439)
Note receivable from affiliate:
Collections	12,600	11,400
Advances	(12,400)	(17,400)
Net cash used in investing activities	(444)	(6,439)
Cash flows from financing activities -
Dividends paid	(621)	(870)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(1,302)	(9,345)
Balance at beginning of period	29,655	45,414
Balance at end of period	$28,353	$36,069
Supplemental disclosures -
Cash paid for income taxes	$602	$993

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	For the three months ended March 31, 2018
			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585
Net income	—	—	—	3,726	3,726
Cash dividends ($0.05 per share)	—	—	—	(621)	(621)
Balance at March 31, 2018	$24	$100	$55,612	$83,954	$139,690

	For the three months ended March 31, 2019
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2018	$124	$55,751	$93,687	$149,562
Net income	—	—	3,986	3,986
Cash dividends ($0.07 per share)	—	—	(870)	(870)
Balance at March 31, 2019	$124	$55,751	$96,803	$152,678

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) are 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2019.  We manufacture and sell component products (security products and recreational marine components).  At March 31, 2019, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “2018 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2019 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2018, December 31, 2018 and March 31, 2019.  The actual dates of our annual and quarterly periods are April 1, 2018, December 30, 2018 and March 31, 2019, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2018	2019
	(In thousands)
Net sales:
Security Products	$24,056	$24,704
Marine Components	4,357	6,472
Total net sales	$28,413	$31,176

Operating income (loss):
Security Products	$5,612	$5,076
Marine Components	586	901
Corporate operating expenses	(1,825)	(1,687)
Total operating income	4,373	4,290
Interest income	572	837
Income before taxes	$4,945	$5,127

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2018	2019
	(In thousands)
Accounts receivable, net:
Security Products	$10,596	$13,009
Marine Components	1,614	2,419
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$12,140	$15,358

Note 4 – Inventories, net:

	December 31,	March 31,
	2018	2019
	(In thousands)
Raw materials:
Security Products	$2,001	$2,587
Marine Components	660	729
Total raw materials	2,661	3,316
Work-in-process:
Security Products	9,018	9,785
Marine Components	2,112	2,064
Total work-in-process	11,130	11,849
Finished goods:
Security Products	2,363	2,545
Marine Components	948	800
Total finished goods	3,311	3,345
Total inventories, net	$17,102	$18,510

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2018	2019
	(In thousands)
Accounts payable:
Security Products	$2,708	$2,542
Marine Components	527	$753
Accrued liabilities:
Employee benefits	8,068	4,308
Customer tooling	334	295
Taxes other than on income	328	513
Other	539	812
Total accounts payable and accrued liabilities	$12,504	$9,223

Note 6 – Provision for income taxes:

	Three months ended
	March 31,
	2018	2019
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,038	$1,077
State income taxes, net	172	179
Foreign-derived intangible income benefit	-	(119)
Other, net	9	4
Total income tax expense	$1,219	$1,141

Under the 2017 Tax Act enacted into law on December 22, 2017, beginning in 2018, domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income provisions. We qualify for this deduction and recognized a current cash tax benefit of $119,000 in the first quarter of 2019 ($98,000 of such current cash tax benefit is related to 2018).

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2018		2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$45,414	$45,414	$36,069	$36,069
Accounts receivable, net	12,140	12,140	15,358	15,358
Accounts payable	3,235	3,235	3,295	3,295

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2020.  Loans made to Valhi at any time under the agreement are at our discretion.  At March 31, 2019, the outstanding principal balance receivable from Valhi under the promissory note was $40.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2019, respectively.

Note 9 – Recent accounting pronouncements:

Adopted

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which was a comprehensive rewriting of the lease accounting guidance which aimed to increase comparability and transparency with regard to lease transactions. The primary change for leases currently classified as operating leases is the balance sheet recognition of a lease asset for the right to use the underlying asset and a lease liability for the lessee’s obligation to make payments. Due to our minimal utilization of lease financing, the adoption of this standard did not have a material effect on our consolidated financial statements.

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
•

Changes in our raw material and other operating costs (such as zinc, brass, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

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

Operating Income Overview

We reported operating income of $4.3 million in the first quarter of 2019 compared to $4.4 million in the same period of 2018. The decrease in operating income from 2018 to 2019 primarily resulted from increased labor rates and medical costs at Security Products, partially offset by the effect of higher sales volumes at Marine Components.

We sell a large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit.  In addition, small variations in period-to-period net sales, cost of goods sold and gross profit can result from changes in the relative mix of our products sold.

Results of Operations

	Three months ended
	March 31,
	2018	%	2019	%
	(Dollars in thousands)
Net sales	$28,413	100.0%	$31,176	100.0%
Cost of goods sold	18,910	66.6%	21,552	69.1%
Gross profit	9,503	33.4%	9,624	30.9%
Operating costs and expenses	5,130	18.1%	5,334	17.1%
Operating income	$4,373	15.4%	$4,290	13.8%

Net sales. Net sales increased $2.8 million in the first quarter of 2019 compared to the same period in 2018 due to higher Marine Component sales, primarily surf pipes and wake enhancement systems to an original equipment boat manufacturer. Security Products also contributed higher sales for the quarter, primarily to existing government security customers. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales increased 2.5% in the first quarter of 2019 compared to the same period in 2018.  As a result, gross profit as a percentage of sales decreased over the same period.  The decrease in gross profit percentage is primarily the result of increased labor rates and medical costs at Security Products as well as a less favorable customer and product mix at Marine Components. Gross profit dollars increased due to higher sales for both business segments.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for first quarter of 2019 were comparable to the same period in 2018.

Operating income. As a percentage of net sales, operating income for the first quarter of 2019 decreased compared to the same period of 2018 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,
	2018	2019	% Change
	(Dollars in thousands)
Net sales:
Security Products	$24,056	$24,704	3%
Marine Components	4,357	6,472	49%
Total net sales	$28,413	$31,176	10%
Gross profit:
Security Products	$8,303	$7,971	-4%
Marine Components	1,201	1,653	38%
Total gross profit	$9,504	$9,624	1%
Operating income:
Security Products	$5,612	$5,076	-10%
Marine Components	586	901	54%
Corporate operating expenses	(1,825)	(1,687)	8%
Total operating income	$4,373	$4,290	-2%
Gross profit margin:
Security Products	34.5%	32.3%
Marine Components	27.6%	25.5%
Total gross profit margin	33.4%	30.9%
Operating income margin:
Security Products	23.3%	20.5%
Marine Components	13.4%	13.9%
Total operating income margin	15.4%	13.8%

Security Products. Security Products net sales increased 3% in the first quarter of 2019 compared to the same period last year.  The increase in sales is primarily due to approximately $0.8 million in higher sales to existing government security customers. Gross profit margin and operating income as a percentage of sales in 2019 decreased compared to the same period in 2018 due to increased labor rates, particularly at our Grayslake facility, and higher medical costs.

Marine Components. Marine Components net sales increased 49% in the first quarter of 2019 compared to the same period last year primarily due to increased sales of wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross profit margin decreased in the first quarter of 2019 compared to the same period last year due to a less favorable customer and product mix; however, operating income as a percentage of net sales increased over the same comparative period due to improved fixed cost leverage facilitated by higher production volumes.

Outlook. First quarter sales exceeded prior year largely due to continued high demand for our marine products where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. Operating income for the quarter was comparable to prior year, as operating margin for the Security Products segment decreased relative to prior year due to higher labor rates and medical costs, the effect of which we were not able to offset through higher selling prices. At present we expect this pattern to continue, with full year sales for 2019 tracking above 2018 and full year profitability comparable to prior year.  We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital. Our net cash used by operating activities for the first three months of 2019 increased by $1.8 million as compared to the first three months of 2018.  The increase is primarily due to the net effects of:

•	A $0.8 million increase in interest received in 2019 (including $0.5 million received in the first quarter of 2019 which was accrued at December 31, 2018),
•	A $0.4 million increase in cash paid for taxes in 2019 due to the relative timing of payments; and
•	A higher amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $2.3 million in 2019;

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2018 to March 31, 2019 varied by segment, primarily as a result of relative changes in the timing of collections. The increase in average days sales outstanding for Security Products over the past two fiscal quarters also reflects the grant of extended terms to certain key customers.  For comparative purposes, we have provided December 31, 2017 and March 31, 2018 numbers below.

Days Sales Outstanding:	December 31, 2017	March 31, 2018	December 31, 2018	March 31, 2019
Security Products	39 Days	41 Days	43 Days	48 Days
Marine Components	31 Days	39 Days	30 Days	34 Days
Consolidated CompX	38 Days	41 Days	40 Days	45 Days

Our total average number of days in inventory decreased from December 31, 2018 to March 31, 2019 primarily as a result of the rapid sales growth for Marine Components, which has increased our average days sales while temporarily limiting opportunities to strategically restock. Conversely, the average number of days in inventory for Security Products increased from December 31, 2018 to March 31, 2019 primarily due to intentional inventory builds for key purchased components with significant lead times. The variability in days in inventory among our segments also relates to the differences in the average length of time it takes to produce and sell end-products. Generally, we expect Security Products inventory to turn faster than Marine Components. For comparative purposes, we have provided December 31, 2017 and March 31, 2018 numbers below.

Days in Inventory:	December 31, 2017	March 31, 2018	December 31, 2018	March 31, 2019
Security Products	76 Days	77 Days	77 Days	81 Days
Marine Components	96 Days	88 Days	91 Days	68 Days
Consolidated CompX	79 Days	79 Days	80 Days	78 Days

Investing activities. Our capital expenditures were $0.4 million in the first three months of 2019 compared to $0.6 million in the first three months of 2018. During the first three months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($17.4 million of gross borrowings and $11.4 million of gross repayments). During the first three months of 2018, Valhi repaid a net $0.2 million under the promissory note ($12.4 million of gross borrowings and $12.6 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

Financing activities.  Financing activities consisted only of quarterly cash dividends. In February 2019, our board of directors increased our regular quarterly dividend from $.05 per share to $.07 per share beginning in the first quarter of 2019. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $36.1 million aggregate cash and cash equivalents at March 31, 2019 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2019 totaled $0.9 million.  Our 2019 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2018 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2018 Annual Report.

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2019 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2018 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2018 Annual Report. See also Note 7 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and James W. Brown, our Vice President, Chief Financial Officer and Controller, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2018 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first three months of 2019.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 7, 2019	By:	/s/ James W. Brown
James W. Brown
Vice President, Chief Financial Officer and Controller