Form 10-Q
period 2019-06-30
COMPX INTERNATIONAL INC
filed 2019-08-06
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, the registrant had 12,443,057 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2018	2019
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$45,414	$41,917
Accounts receivable, net	12,140	14,904
Inventories, net	17,102	17,830
Prepaid expenses and other	1,629	946
Total current assets	76,285	75,597
Other assets:
Note receivable from affiliate	34,000	40,000
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	58,332	64,332
Property and equipment:
Land	4,940	4,940
Buildings	22,835	22,807
Equipment	67,073	67,259
Construction in progress	603	662
	95,451	95,668
Less accumulated depreciation	63,639	64,164
Net property and equipment	31,812	31,504
Total assets	$166,429	$171,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,504	$10,514
Income taxes payable to affiliates	1,165	715
Total current liabilities	13,669	11,229
Noncurrent liabilities -
Deferred income taxes	3,198	3,385
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,751	55,869
Retained earnings	93,687	100,826
Total stockholders' equity	149,562	156,819
Total liabilities and stockholders’ equity	$166,429	$171,433

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(unaudited)		(unaudited)
Net sales	$32,385	$33,730	$60,798	$64,907
Cost of goods sold	21,150	22,791	40,061	44,344
Gross profit	11,235	10,939	20,737	20,563
Selling, general and administrative expense	5,251	5,317	10,380	10,650
Operating income	5,984	5,622	10,357	9,913
Interest income	640	828	1,212	1,664
Income before taxes	6,624	6,450	11,569	11,577
Provision for income taxes	1,627	1,555	2,846	2,696
Net income	$4,997	$4,895	$8,723	$8,881

Basic and diluted net income per common share	$0.40	$0.39	$0.70	$0.71

Basic and diluted weighted average shares outstanding	12,430	12,439	12,428	12,437

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	For the three and six months ended June 30, 2018
			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585
Net income	—	—	—	3,726	3,726
Cash dividends ($0.05 per share)	—	—	—	(621)	(621)
Balance at March 31, 2018	24	100	55,612	83,954	139,690

Net income	—	—	—	4,997	4,997
Issuance of common stock	—	—	139	—	139
Cash dividends ($0.05 per share)	—	—	—	(622)	(622)
Balance at June 30, 2018	$24	$100	$55,751	$88,329	$144,204

	For the three and six months ended June 30, 2019
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2018	$124	$55,751	$93,687	$149,562
Net income	—	—	3,986	3,986
Cash dividends ($0.07 per share)	—	—	(870)	(870)
Balance at March 31, 2019	124	55,751	96,803	152,678

Net income	—	—	4,895	4,895
Issuance of common stock	—	118	—	118
Cash dividends ($0.07 per share)	—	—	(872)	(872)
Balance at June 30, 2019	$124	$55,869	$100,826	$156,819

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$8,723	$8,881
Depreciation and amortization	1,733	1,808
Deferred income taxes	142	187
Other, net	259	357
Change in assets and liabilities:
Accounts receivable, net	(3,324)	(2,770)
Inventories, net	(1,300)	(839)
Accounts payable and accrued liabilities	(898)	(1,929)
Accounts with affiliates	667	93
Prepaids and other, net	84	140
Net cash provided by operating activities	6,086	5,928
Cash flows from investing activities:
Capital expenditures	(1,366)	(1,811)
Proceeds from sale of fixed assets	-	128
Note receivable from affiliate:
Collections	25,900	22,100
Advances	(25,300)	(28,100)
Net cash used in investing activities	(766)	(7,683)
Cash flows from financing activities -
Dividends paid	(1,243)	(1,742)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	4,077	(3,497)
Balance at beginning of period	29,655	45,414
Balance at end of period	$33,732	$41,917
Supplemental disclosures -
Cash paid for income taxes	$2,036	$2,955

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) are 86% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2019.  We manufacture and sell component products (security products and recreational marine components).  At June 30, 2019, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  At June 30, 2019, all of Contran’s outstanding voting stock was held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly were co-trustees (the “Family Trust”), or was held directly by Ms. Simmons and Ms. Connelly or various other family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, applicable, serve as trustee (collectively, the “Other Trusts”).  Consequently, at June 30, 2019, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi, NL and us.

Effective July 16, 2019, and upon entry of an agreed final judgment by the probate court of Dallas County in the state of Texas, Ms. Simmons and Ms. Connelly appointed two third parties as successor co-trustees of the Family Trust.   Ms. Simmons and Ms. Connelly retain the ability to appoint qualifying successor trustees of the Family Trust if either or both of the third party successor trustees resign or otherwise do not serve as trustee.  Following such appointment, a majority of Contran’s outstanding voting stock is held directly by Ms. Simmons and Ms. Connelly and the Other Trusts and the remainder of Contran’s outstanding voting stock is held by the Family Trust.  Consequently, as of July 16, 2019, Ms. Simmons and Ms. Connelly and the trustees of the Family Trust may be deemed to control Contran and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “2018 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2019 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2018, December 31, 2018 and June 30, 2019.  The actual dates of our annual and quarterly periods are July 1, 2018, December 30, 2018 and June 30, 2019, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(In thousands)		(In thousands)
Net sales:
Security Products	$27,248	$26,927	$51,304	$51,631
Marine Components	5,137	6,803	9,494	13,276
Total net sales	$32,385	$33,730	$60,798	$64,907

Operating income (loss):
Security Products	$6,814	$6,048	$12,426	$11,124
Marine Components	937	1,280	1,523	2,181
Corporate operating expenses	(1,767)	(1,706)	(3,592)	(3,392)
Total operating income	5,984	5,622	10,357	9,913
Interest income	640	828	1,212	1,664
Income before taxes	$6,624	$6,450	$11,569	$11,577

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2018	2019
	(In thousands)
Accounts receivable, net:
Security Products	$10,596	$12,622
Marine Components	1,614	2,352
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$12,140	$14,904

Note 4 – Inventories, net:

	December 31,	June 30,
	2018	2019
	(In thousands)
Raw materials:
Security Products	$2,001	$2,390
Marine Components	660	833
Total raw materials	2,661	3,223
Work-in-process:
Security Products	9,018	9,174
Marine Components	2,112	2,235
Total work-in-process	11,130	11,409
Finished goods:
Security Products	2,363	2,294
Marine Components	948	904
Total finished goods	3,311	3,198
Total inventories, net	$17,102	$17,830

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2018	2019
	(In thousands)
Accounts payable:
Security Products	$2,708	$2,290
Marine Components	527	897
Accrued liabilities:
Employee benefits	8,068	5,746
Customer tooling	334	346
Taxes other than on income	328	459
Other	539	776
Total accounts payable and accrued liabilities	$12,504	$10,514

Note 6 – Provision for income taxes:

	Six months ended
	June 30,
	2018	2019
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$2,430	$2,431
State income taxes	396	403
FDII benefit	-	(148)
Other, net	20	10
Total income tax expense	$2,846	$2,696

Under the 2017 Tax Act enacted into law on December 22, 2017, beginning in 2018, domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income provisions. We qualify for this deduction and recognized a current cash tax benefit of $148,000 in the first six months of 2019 ($98,000 of such current cash tax benefit is related to 2018).

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2018		2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$45,414	$45,414	$41,917	$41,917
Accounts receivable, net	12,140	12,140	14,904	14,904
Accounts payable	3,235	3,235	3,187	3,187

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, (6.5% at June 30, 2019) payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2020.  Loans made to Valhi at any time under the agreement are at our discretion.  At June 30, 2019, the outstanding principal balance receivable from Valhi under the promissory note was $40.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $1.0 million and $1.2 million for the six months ended June 30, 2018 and 2019, respectively.

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

Operating Income Overview

We reported operating income of $5.6 million in the second quarter of 2019 compared to $6.0 million in the same period of 2018. Operating income for the first six months of 2019 was $9.9 million compared to $10.4 million for the comparable period in 2018. The decrease in operating income in 2019 from 2018 is primarily due to increased labor rates and associated payroll costs at Security Products, partially offset by the effect of higher sales volumes at Marine Components.

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

Results of Operations

	Three months ended
	June 30,
	2018	%	2019	%
	(Dollars in thousands)
Net sales	$32,385	100.0%	$33,730	100.0%
Cost of goods sold	21,150	65.3	22,791	67.6
Gross profit	11,235	34.7	10,939	32.4
Operating costs and expenses	5,251	16.2	5,317	15.8
Operating income	$5,984	18.5	$5,622	16.7

	Six months ended
	June 30,
	2018	%	2019	%
	(Dollars in thousands)
Net sales	$60,798	100.0%	$64,907	100.0%
Cost of goods sold	40,061	65.9	44,344	68.3
Gross profit	20,737	34.1	20,563	31.7
Operating costs and expenses	10,380	17.1	10,650	16.4
Operating income	$10,357	17.0	$9,913	15.3

Net sales. Net sales increased $1.3 million and $4.1 million in the second quarter and for the first six months of 2019, respectively, compared to the same periods in 2018.  The increase in sales is due to higher Marine Component sales in both periods, primarily surf pipes and wake enhancement systems to an original equipment boat manufacturer. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of goods sold and gross profit. Cost of goods sold as a percentage of sales for the second quarter and first six months of 2019 was approximately 2% higher than the same periods in 2018.  As a result, gross profit as a percentage of sales decreased over the same periods. The decrease in gross profit percentage is primarily the result of increased labor rates due to regional pressure on wages for certain skilled labor positions and associated payroll costs at Security Products as well as a less favorable customer and product mix at Marine Components. Gross profit dollars for the second quarter and first six months of 2019 were comparable to the same periods in 2018.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2019 were comparable to the same periods in 2018.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2019 decreased compared to the same periods of 2018 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2018	2019	% Change	2018	2019	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$27,248	$26,927	-1%	$51,304	$51,631	1%
Marine Components	5,137	6,803	32	9,494	13,276	40
Total net sales	$32,385	$33,730	4	$60,798	$64,907	7
Gross profit:
Security Products	$9,667	$8,927	-8%	$17,968	$16,898	-6%
Marine Components	1,568	2,012	28	2,769	3,665	32
Total gross profit	$11,235	$10,939	-3	$20,737	$20,563	-1
Operating income:
Security Products	$6,814	$6,048	-11%	$12,426	$11,124	-10%
Marine Components	937	1,280	37	1,523	2,181	43
Corporate operating expenses	(1,767)	(1,706)	3	(3,592)	(3,392)	6
Total operating income	$5,984	$5,622	-6	$10,357	$9,913	-4
Gross profit margin:
Security Products	35.5%	33.2%		35.0%	32.7%
Marine Components	30.5	29.6		29.2	27.6
Total gross profit margin	34.7	32.4		34.1	31.7
Operating income margin:
Security Products	25.0%	22.5%		24.2%	21.5%
Marine Components	18.2	18.8		16.0	16.4
Total operating income margin	18.5	16.7		17.0	15.3

Security Products. Security Products net sales in the second quarter and for the first six months of 2019 were comparable to the same periods in 2018. Gross profit margin and operating income as a percentage of sales for the second quarter and first six months of 2018 decreased compared to the same periods in the prior year due to increased labor rates and associated payroll costs, resulting from regional pressure on wages for certain skilled labor positions.

Marine Components. Marine Components net sales increased 32% and 40% in the second quarter and first six months of 2019, respectively, as compared to the same periods last year. The increase in sales is primarily due to increased sales of wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross profit margin decreased in the second quarter and first six months of 2019 compared to the same periods last year due to a less favorable customer and product mix; however, operating income as a percentage of net sales increased over the same comparative periods due to improved fixed cost leverage facilitated by higher production volumes.

Outlook. Sales for the first half of the year exceeded prior year largely due to continued high demand for our marine products where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. Operating income and operating margin for the Security Products segment decreased for the first six months of 2019 relative to prior year due to higher labor rates and associated payroll costs, the effect of which we were not able to offset through higher selling prices. Heading into the second half of 2019, we expect our rate of Marine sales growth to moderate as compared to the same period in 2018 when we significantly increased our deliveries of wake enhancement systems. We anticipate full year sales for 2019 will be above 2018 and full year operating income to be comparable to the prior year.  Currently, we are experiencing minimal impact as a result of recently enacted tariffs; however, we are actively monitoring developments and exploring options so that we will be able to quickly react should the impact of such tariffs become significant. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Net cash provided by operating activities for the first six months of 2019 decreased by $0.2 million as compared to the first six months of 2018.  The decrease is primarily due to the net effects of:

•	Lower operating income of $0.4 million in 2019;
•	A $1.0 million increase in interest received in 2019 (including $0.5 million received in the first quarter of 2019 which was accrued at December 31, 2018), and
•	A $0.9 million increase in cash paid for taxes in 2019 due to the relative timing of payments.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2018 to June 30, 2019 varied by segment, primarily as a result of relative changes in the timing of collections. For comparative purposes, we have provided December 31, 2017 and June 30, 2018 numbers below.

Days Sales Outstanding:	December 31, 2017	June 30, 2018	December 31, 2018	June 30, 2019
Security Products	39 Days	39 Days	43 Days	42 Days
Marine Components	31 Days	38 Days	30 Days	31 Days
Consolidated CompX	38 Days	39 Days	40 Days	40 Days

Our total average number of days in inventory decreased from December 31, 2018 to June 30, 2019 primarily as a result of the seasonal increase in sales during the second quarter 2019 as compared to the fourth quarter of 2018, including rapid sales growth for Marine Components. The variability in days in inventory among our segments also relates to the differences in the average length of time it takes to produce and sell end-products. Generally, we expect Security Products inventory to turn faster than Marine Components. For comparative purposes, we have provided December 31, 2017 and June 30, 2018 numbers below.

Days in Inventory:	December 31, 2017	June 30, 2018	December 31, 2018	June 30, 2019
Security Products	76 Days	67 Days	77 Days	70 Days
Marine Components	96 Days	93 Days	91 Days	75 Days
Consolidated CompX	79 Days	71 Days	80 Days	71 Days

Investing activities. Our capital expenditures were $1.8 million in the first six months of 2019 compared to $1.4 million in the first six months of 2018. During the first six months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($28.1 million of gross borrowings and $22.1 million of gross repayments). During the first six months of 2018, Valhi repaid a net $0.6 million under the promissory note ($25.3 million of gross borrowings and $25.9 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

All of our $41.9 million aggregate cash and cash equivalents at June 30, 2019 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2019 totaled $0.8 million.  Our 2019 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2019 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2018 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first six months of 2019.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 6, 2019	By:	/s/ Amy A. Samford
Amy A. Samford
Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller