Form 10-Q
period 2019-09-30
COMPX INTERNATIONAL INC
filed 2019-10-30
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES       EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

ECHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of October 24, 2019, the registrant had 12,443,057 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2018	2019
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$45,414	$50,224
Accounts receivable, net	12,140	13,433
Inventories, net	17,102	18,826
Prepaid expenses and other	1,629	1,680
Total current assets	76,285	84,163
Other assets:
Note receivable from affiliate	34,000	36,700
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	58,332	61,032
Property and equipment:
Land	4,940	4,940
Buildings	22,835	22,856
Equipment	67,073	67,221
Construction in progress	603	963
	95,451	95,980
Less accumulated depreciation	63,639	64,765
Net property and equipment	31,812	31,215
Total assets	$166,429	$176,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,504	$12,314
Income taxes payable to affiliates	1,165	818
Total current liabilities	13,669	13,132
Noncurrent liabilities -
Deferred income taxes	3,198	3,443
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,751	55,869
Retained earnings	93,687	103,842
Total stockholders' equity	149,562	159,835
Total liabilities and stockholders’ equity	$166,429	$176,410

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)		(unaudited)
Net sales	$30,029	$29,703	$90,827	$94,610
Cost of sales	20,435	20,227	60,494	64,571
Gross margin	9,594	9,476	30,333	30,039
Selling, general and administrative expense	5,074	5,210	15,454	15,860
Operating income	4,520	4,266	14,879	14,179
Interest income	697	848	1,908	2,512
Income before taxes	5,217	5,114	16,787	16,691
Provision for income taxes	1,286	1,227	4,132	3,923
Net income	$3,931	$3,887	$12,655	$12,768

Basic and diluted net income per common share	$0.32	$0.31	$1.02	$1.03

Basic and diluted weighted average shares outstanding	12,436	12,443	12,431	12,439

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	For the three and nine months ended September 30, 2018
			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity
Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585
Net income	—	—	—	3,726	3,726
Cash dividends ($0.05 per share)	—	—	—	(621)	(621)
Balance at March 31, 2018	24	100	55,612	83,954	139,690

Net income	—	—	—	4,997	4,997
Issuance of common stock	—	—	139	—	139
Cash dividends ($0.05 per share)	—	—	—	(622)	(622)
Balance at June 30, 2018	24	100	55,751	88,329	144,204

Net income	—	—	—	3,931	3,931
Share conversion	100	(100)	—	—	—
Cash dividends ($0.05 per share)	—	—	—	(621)	(621)
Balance at September 30, 2018	$124	$—	$55,751	$91,639	$147,514

	For the three and nine months ended September 30, 2019
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2018	$124	$55,751	$93,687	$149,562
Net income	—	—	3,986	3,986
Cash dividends ($0.07 per share)	—	—	(870)	(870)
Balance at March 31, 2019	124	55,751	96,803	152,678

Net income	—	—	4,895	4,895
Issuance of common stock	—	118	—	118
Cash dividends ($0.07 per share)	—	—	(872)	(872)
Balance at June 30, 2019	124	55,869	100,826	156,819

Net income	—	—	3,887	3,887
Cash dividends ($0.07 per share)	—	—	(871)	(871)
Balance at September 30, 2019	$124	$55,869	$103,842	$159,835

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$12,655	$12,768
Depreciation and amortization	2,588	2,738
Deferred income taxes	181	245
Other, net	316	428
Change in assets and liabilities:
Accounts receivable, net	(2,910)	(1,308)
Inventories, net	(1,935)	(1,888)
Accounts payable and accrued liabilities	1,211	(130)
Accounts with affiliates	718	(432)
Prepaids and other, net	(29)	34
Net cash provided by operating activities	12,795	12,455
Cash flows from investing activities:
Capital expenditures	(2,042)	(2,453)
Proceeds from sale of fixed assets, net	-	121
Note receivable from affiliate:
Collections	44,200	25,400
Advances	(39,000)	(28,100)
Net cash provided by (used in) investing activities	3,158	(5,032)
Cash flows from financing activities -
Dividends paid	(1,865)	(2,613)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	14,088	4,810
Balance at beginning of period	29,655	45,414
Balance at end of period	$43,743	$50,224
Supplemental disclosures -
Cash paid for income taxes	$3,233	$4,020

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) are 86% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2019.  We manufacture and sell component products (security products and recreational marine components).  At September 30, 2019, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  At September 30, 2019, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serves as trustee. In addition, each of Ms. Simmons and Ms. Connelly serves as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at September 30, 2019, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “2018 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2019 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Our operations are reported on a 52 or 53-week year.  For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2018, December 31, 2018 and September 30, 2019.  The actual dates of our annual and quarterly periods are September 30, 2018, December 30, 2018 and September 29, 2019, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In thousands)		(In thousands)
Net sales:
Security Products	$24,541	$23,405	$75,845	$75,036
Marine Components	5,488	6,298	14,982	19,574
Total net sales	$30,029	$29,703	$90,827	$94,610

Operating income (loss):
Security Products	$5,335	$4,866	$17,761	$15,990
Marine Components	812	1,042	2,335	3,223
Corporate operating expenses	(1,627)	(1,642)	(5,217)	(5,034)
Total operating income	4,520	4,266	14,879	14,179
Interest income	697	848	1,908	2,512
Income before taxes	$5,217	$5,114	$16,787	$16,691

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2018	2019
	(In thousands)
Accounts receivable, net:
Security Products	$10,596	$11,239
Marine Components	1,614	2,264
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$12,140	$13,433

Note 4 – Inventories, net:

	December 31,	September 30,
	2018	2019
	(In thousands)
Raw materials:
Security Products	$2,001	$2,505
Marine Components	660	808
Total raw materials	2,661	3,313
Work-in-process:
Security Products	9,018	9,258
Marine Components	2,112	2,694
Total work-in-process	11,130	11,952
Finished goods:
Security Products	2,363	2,603
Marine Components	948	958
Total finished goods	3,311	3,561
Total inventories, net	$17,102	$18,826

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2018	2019
	(In thousands)
Accounts payable:
Security Products	$2,708	$2,705
Marine Components	527	793
Accrued liabilities:
Employee benefits	8,068	7,084
Customer tooling	334	312
Taxes other than on income	328	667
Other	539	753
Total accounts payable and accrued liabilities	$12,504	$12,314

Note 6 – Provision for income taxes:

	Nine months ended
	September 30,
	2018	2019
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$3,525	$3,505
State income taxes	576	588
FDII benefit	—	(170)
Other, net	31	—
Total income tax expense	$4,132	$3,923

Under the 2017 Tax Act enacted into law on December 22, 2017, beginning in 2018, domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income provisions. We qualify for this deduction and recognized a current cash tax benefit of $170,000 in the first nine months of 2019 ($98,000 of such current cash tax benefit is related to 2018).

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2018		2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$45,414	$45,414	$50,224	$50,224
Accounts receivable, net	12,140	12,140	13,433	13,433
Accounts payable	3,235	3,235	3,498	3,498

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended, bears interest at prime plus 1.00%, (6.0% at September 30, 2019) payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2020.  Loans made to Valhi at any time under the agreement are at our discretion.  At September 30, 2019, the outstanding principal balance receivable from Valhi under the promissory note was $36.7 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.5 million and $0.6 million for each of the three month periods ended September 30, 2018 and 2019, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2018 and 2019, respectively. On September 30, 2019 (one day after our fiscal quarterly period, but on the last day of the fiscal period for Valhi), we loaned $3.3 million to Valhi, increasing the outstanding principal balance receivable from Valhi under the promissory note to $40.0 million.

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

Operating Income Overview

Operating income of $4.3 million in the third quarter of 2019 declined slightly from $4.5 million in the same period of 2018. Operating income for the first nine months of 2019 declined to $14.2 million compared to $14.9 million for the comparable period in 2018. The decrease in operating income in both periods of 2019 compared to the same periods in 2018 is primarily due to lower Security Products sales volumes and increased labor rates and associated payroll costs at our Security Products segment, partially offset by the effect of higher sales volumes at our Marine Components segment.

We sell a large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of sales and gross margin.  In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our products sold.

Results of Operations

	Three months ended
	September 30,
	2018	%	2019	%
	(Dollars in thousands)
Net sales	$30,029	100.0%	$29,703	100.0%
Cost of sales	20,435	68.1%	20,227	68.1%
Gross margin	9,594	31.9%	9,476	31.9%
Operating costs and expenses	5,074	16.8%	5,210	17.5%
Operating income	$4,520	15.1%	$4,266	14.4%

	Nine months ended
	September 30,
	2018	%	2019	%
	(Dollars in thousands)

Net sales	$90,827	100.0%	$94,610	100.0%
Cost of sales	60,494	66.6%	64,571	68.2%
Gross margin	30,333	33.4%	30,039	31.8%
Operating costs and expenses	15,454	17.0%	15,860	16.8%
Operating income	$14,879	16.4%	$14,179	15.0%

Net sales. Net sales decreased $0.3 million in the third quarter of 2019 compared to the same period in 2018 as higher Marine Components sales to the towboat market were more than offset by lower Security Products sales across a variety of markets. Net sales increased $3.8 million in the first nine months of 2019 compared to the same period in 2018 due to strong sales growth at Marine Components partially offset by lower Security Products sales predominantly in the third quarter. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin. As a percentage of net sales, cost of sales and gross margin for the third quarter of 2019 were comparable to the same period in 2018 as the improvement in the Marine Components gross margin percentage in the third quarter of 2019 compared to the third quarter 2018 offset the decline in relative contribution of Security Products which generally has higher gross margin percentages than Marine Components. Cost of sales as a percentage of net sales increased in the first nine months of 2019 compared to the same period in 2018. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in Security Products gross margin percentage for the first nine months of 2019 as compared to the same period in 2018.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the third quarter and first nine months of 2019 increased compared to the same period in 2018 largely due to increased administration costs at Marine Components.

Operating income. As a percentage of net sales, operating income for the third quarter and first nine months of 2019 decreased compared to the same periods of 2018 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2018	2019	% Change	2018	2019	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net sales:
Security Products	$24,541	$23,405	-5%	$75,845	$75,036	-1%
Marine Components	5,488	6,298	15%	14,982	19,574	31%
Total net sales	$30,029	$29,703	-1%	$90,827	$94,610	4%
Gross margin:
Security Products	$8,113	$7,668	-5%	$26,082	$24,566	-6%
Marine Components	1,481	1,808	22%	4,251	5,473	29%
Total gross margin	$9,594	$9,476	-1%	$30,333	$30,039	-1%
Operating income:
Security Products	$5,335	$4,866	-9%	$17,761	$15,990	-10%
Marine Components	812	1,042	28%	2,335	3,223	38%
Corporate operating expenses	(1,627)	(1,642)	-1%	(5,217)	(5,034)	4%
Total operating income	$4,520	$4,266	-6%	$14,879	$14,179	-5%
Gross margin:
Security Products	33.1%	32.8%		34.4%	32.7%
Marine Components	27.0%	28.7%		28.4%	28.0%
Total gross margin	31.9%	31.9%		33.4%	31.8%
Operating income:
Security Products	21.7%	20.8%		23.4%	21.3%
Marine Components	14.8%	16.5%		15.6%	16.5%
Total operating income	15.1%	14.4%		16.4%	15.0%

Security Products. Security Products net sales decreased 5% in the third quarter of 2019 compared to the same period in 2018  due to lower sales across a variety of markets including a $0.5 million decrease in each of the transportation and government security markets. Security Products net sales for the first nine months of 2019 was comparable to the same period last year. Gross margin and operating income as a percentage of net sales for the third quarter and for the first nine months of 2019 declined as compared to the same periods last year primarily due to increased labor rates and associated payroll costs resulting from regional pressure on wages for certain skilled labor positions as well as reduced leverage of fixed costs on decreased production volumes.

Marine Components. Marine Components net sales increased 15% and 31% in the third quarter and first nine months of 2019, respectively, as compared to the same periods last year. The increase in sales is primarily due to increased sales to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer. As a percentage of net sales, gross margin and operating income increased in the third quarter of 2019 compared to the same period in 2018 due to improved fixed cost leverage facilitated by higher production volumes. Gross margin percentage for the first nine months of 2019 is comparable to the same period last year as improved cost leverage on higher production volumes was offset by less favorable customer and product mix, predominantly in the first half of the year.  Operating income as a percentage of net sales increased in the third quarter and first nine months of 2019 compared to the same periods in the prior year due to improved fixed cost leverage facilitated by higher production volumes somewhat offset in both periods by increased administrative costs to support higher sustained sales volumes.

Outlook. As reflected in the operating results, our Security Products segment encountered generally weakening economic conditions among its customers and markets during the latter half of the third quarter.  As expected, the rate of sales growth for Marine Components began to moderate in the third quarter relative to the same period in 2018, the quarter in which we significantly increased our deliveries of wake enhancement systems. Nevertheless, absent further economic slowdown, we believe full year sales will exceed 2018. Operating income and operating margin for the Security Products segment decreased for the first nine months of

2019 relative to prior year due to higher labor rates and associated payroll costs, the effect of which we were not able to offset through higher selling prices. Although we have experienced minimal direct impact from recently enacted tariffs, we believe that tariffs and related global trade concerns may be impacting our significant original equipment manufacturer customers. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and discretionary spending as well as consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Net cash provided by operating activities for the first nine months of 2019 decreased by $0.3 million as compared to the first nine months of 2018.  The decrease is primarily due to the net effects of:

•	A $0.7 million decrease in operating income in 2019,
•	A $0.5 million increase in interest received in 2019 (net of accrued interest at December 31, 2018 and September 30, 2019, respectively),
•	A $0.8 million increase in cash paid for taxes in 2019 due to the relative timing of payments, and
•	A lower amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $0.4 million.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2018 to September 30, 2019 varied by segment, primarily as a result of relative changes in the timing of collections. For comparative purposes, we have provided December 31, 2017 and September 30, 2018 numbers below.

Days Sales Outstanding:	December 31, 2017	September 30, 2018	December 31, 2018	September 30, 2019
Security Products	39 Days	40 Days	43 Days	44 Days
Marine Components	31 Days	42 Days	30 Days	32 Days
Consolidated CompX	38 Days	40 Days	40 Days	41 Days

Our total average number of days in inventory increased from December 31, 2018 to September 30, 2019 due to increased inventory at Security Products primarily due to the timing of raw material purchases and an intentional raw material inventory build related to product lines in which certain components require long lead-times. The variability in days in inventory among our segments relates to the differences in the average length of time it takes to produce and sell end-products. Generally, we expect Security Products inventory to turn faster than Marine Components. For comparative purposes, we have provided December 31, 2017 and September 30, 2018 numbers below.

Days in Inventory:	December 31, 2017	September 30, 2018	December 31, 2018	September 30, 2019
Security Products	76 Days	74 Days	77 Days	83 Days
Marine Components	96 Days	86 Days	91 Days	90 Days
Consolidated CompX	79 Days	76 Days	80 Days	85 Days

Investing activities. Our capital expenditures were $2.5 million in the first nine months of 2019 compared to $2.0 million in the first nine months of 2018. During the first nine months of 2019, Valhi borrowed a net $2.7 million under the promissory note ($28.1 million of gross borrowings and $25.4 million of gross repayments). During the first nine months of 2018, Valhi repaid a net $5.2 million under the promissory note ($39.0 million of gross borrowings and $44.2 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

All of our $50.2 million aggregate cash and cash equivalents at September 30, 2019 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2019 totaled $0.6 million.  Our 2019 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2019 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2018 Annual Report for a discussion of the risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2019.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: October 30, 2019	By:	/s/ Amy A. Samford
Amy A. Samford
Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller