Form 10-K
period 2019-12-31
COMPX INTERNATIONAL INC
filed 2020-02-26
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

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

The aggregate market value of the 1.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $28.3 million.

As of February 20, 2020, registrant had 12,443,057 shares of Class A common stock, $.01 par value per share, outstanding.

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

At December 31, 2019, (i) NL Industries, Inc. (NYSE: NL) owns 86% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons, Serena Simmons Connelly and a trust established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee may be deemed to control Contran, Valhi, NL and us.

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
•

General global economic and political conditions that harm the U.S. economy, disrupt our supply chain, increase material costs or reduce demand or perceived demand for our products (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as the coronavirus); and

•

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber- attacks).

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

Manufacturing, Operations and Products

Security Products.  Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines.  Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components.  We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

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

For information regarding our three principal manufacturing facilities, see “Item 2 – Properties.”

Raw Materials

Our primary raw materials are:

•	Security Products - zinc and brass (for the manufacture of locking mechanisms).
•	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our total cost of sales for 2019.  Total material costs, including purchased components, represented approximately 45% of our cost of sales in 2019.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. During 2018, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, but these markets moderated at the end of 2018 and remained relatively stable through 2019. Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to remain stable during 2020, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from 1 year to 15 years at December 31, 2019.

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2019 (United States Postal Service representing 14%). Our largest ten customers accounted for approximately 47% of our sales in 2019.

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

Employees

As of December 31, 2019, we employed 547 people, all in the United States.  We believe our labor relations are good at all of our facilities.

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  For presentation purposes, annual and quarterly information in this Form 10-K are presented as ended on March 31, June 30, September 30, and December 31, as applicable.  The actual date of our fiscal years ended December 31, 2017, 2018 and 2019 are December 31, 2017, December 30, 2018, and December 29, 2019, respectively. We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports; proxy and information statements and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compx.com as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of the documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Listed below are certain risk factors associated with us and our businesses.  In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings, or increased operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

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

Higher costs or unavailability of our raw materials could negatively impact our financial results.

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

Certain components used in our products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, global conflicts and public heath crises such as the coronavirus, could prevent our vendors from being able to supply these components. Should our vendors not be able to meet their supply obligations or should we be otherwise unable to obtain necessary raw materials or components, we may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

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

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas 75240.  The following table sets forth the location, size and business operating segment for each of our principal operating facilities.

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

Common Stock and Dividends.  Our Class A common stock is listed and traded on the NYSE American (symbol: CIX).  As of February 20, 2020, there were approximately 17 holders of record of CompX Class A common stock.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2014 through December 31, 2019.  The peer group index is comprised of The Eastern Company and Strattec Security Corporation.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2014 and reinvestment of dividends.

	December 31,
	2014	2015	2016	2017	2018	2019
CompX International Inc.	$100	$96	$138	$116	$120	$131
Russell 2000 Index	100	96	116	133	118	148
Peer Group	100	81	71	83	67	73

Equity compensation plan information.  We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2019, 149,050 shares are available for award under this plan.  See Note 8 to the Consolidated Financial Statements.

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

	Years ended December 31,
	2015	2016	2017	2018	2019
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$109.0	$108.9	$112.0	$118.2	$124.2
Gross margin	33.4	35.2	34.8	38.3	39.0
Operating income	14.0	15.6	15.2	17.8	17.7
Non-operating income - interest income	0.1	0.4	1.9	2.7	3.3
Provision for income taxes	4.9	5.5	4.0	5.2	4.9
Net income	9.1	10.5	13.2	15.3	16.0

Per Share Data:
Diluted earnings	$.73	$.84	$1.06	$1.23	$1.29
Cash dividends	.20	.20	.20	.20	.28
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4

Balance Sheet Data (at year end):
Cash and other current assets	$76.9	$59.2	$56.4	$76.3	$95.1
Total assets	134.8	144.0	151.0	166.4	178.5
Current liabilities	12.1	13.3	11.3	13.7	13.1
Stockholders' equity	117.7	125.8	136.6	149.6	162.2

Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$13.5	$13.9	$12.6	$17.2	$18.5
Investing activities	(4.2)	(30.6)	(13.6)	1.1	2.9
Financing activities	(2.5)	(2.5)	(2.5)	(2.5)	(3.5)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Income Overview

We reported operating income of $17.7 million in 2019 compared to operating income of $17.8 million in 2018 and $15.2 million in 2017. Operating income in 2019 was comparable to operating income in 2018. The increase in operating income in 2018 over 2017 is primarily due to higher sales at both Security Products and Marine Components.

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

Results of Operations - 2019 Compared to 2018 and 2018 Compared to 2017

	Years ended December 31,			% Change
	2017	2018	2019	2017-18	2018-19
	(In millions)
Net sales	$112.0	$118.2	$124.2	6%	5%
Cost of sales	77.2	79.9	85.2	4	7

Gross margin	34.8	38.3	39.0	10	2

Operating costs and expenses	19.6	20.5	21.3	4	4

Operating income	$15.2	$17.8	$17.7	17	(1)

Percent of net sales:
Cost of sales	68.9%	67.6%	68.6%
Gross margin	31.1	32.4	31.4
Operating costs and expenses	17.5	17.3	17.1
Operating income	13.6	15.1	14.2

Net Sales. Net sales increased approximately $6.0 million in 2019 compared to 2018 primarily due to higher Marine Components sales to the towboat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

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

Cost of Sales and Gross Margin.  Cost of sales increased in 2019 compared to 2018 due to the effects of increased sales volumes for both Security Products and Marine Components and increased labor costs at Security Products.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in Security Products gross margin percentage in 2019 as compared to 2018.

Cost of sales increased from 2017 to 2018 primarily due to increased sales volumes for both the Security Products and Marine Components segments. Gross margin dollars and gross margin as a percentage of sales increased from 2017 to 2018 primarily due to greater fixed cost leverage facilitated by higher production volumes for each of our business segments.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment.  Operating costs and expenses as a percentage of sales were comparable in 2017, 2018 and 2019.

Operating Income. As a percentage of net sales, operating income decreased from 2018 to 2019 while operating income increased from 2017 to 2018. Operating margins were primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 45% of our cost of sales in 2019, with commodity-related raw materials accounting for approximately 13% of our cost of sales. During 2018, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, but moderated at the end of 2018 and remained relatively stable through 2019. Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to remain stable during 2020, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

  Interest Income. Interest income in 2019 increased compared to 2018 primarily due to higher average loan balances and higher interest rates on our loan to an affiliate as well as higher average investment balances and higher interest rates on our cash investments. Interest income in 2018 increased compared to 2017 primarily due to higher interest rates on our loan to an affiliate as well as our cash investments. See Note 9 to the Consolidated Financial Statements.

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

Our effective income tax rate was 23% in 2017, 25% in 2018 and 24% in 2019. On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This tax legislation, among other changes, (i) reduced the U.S Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) eliminated the domestic production activities deduction beginning in 2018; and (iii) allowed the expensing of certain capital expenditures. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act. SAB 118 required that companies account for changes related to the 2017 Tax Act in the period of enactment unless the impact of such changes could not be reasonably estimated. Such revaluation resulted in a non-cash deferred income tax benefit of $1.9 million recognized in continuing operations for the period ended December 31, 2017, reducing our net deferred income tax liability as of that date.  During 2018 we finalized our analysis of the 2017 Tax Act and recorded an immaterial adjustment within the defined measurement period. See Notes 7 and 10 to our Consolidated Financial Statements.

While our effective income tax rate for 2018 was favorably impacted by the reduction in the U.S. federal statutory income tax rate from 35% to 21%, our effective income tax rate was higher in 2018 as compared to 2017 due to the $1.9 million non-cash deferred income tax benefit recognized in 2017 resulting from the revaluation of our net deferred income tax liability discussed above. Our effective income tax rate was lower in 2019 as compared to 2018 primarily due to recognizing a current cash tax benefit of $0.2 million in 2019 resulting from a deduction under the foreign derived intangible income provisions ($0.1 million of such current cash tax benefit is related to 2018).

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2017	2018	2019	2017-18	2018-19
	(In millions)
Security Products:
Net sales	$96.6	$98.4	$99.3	2%	1%
Cost of sales	65.5	65.5	67.1	—	2
Gross margin	31.1	32.9	32.2	6	(2)
Operating costs and expenses	11.9	11.0	11.2	(9)	3
Operating income	$19.2	$21.9	$21.0	14	(4)

Gross margin	32.2%	33.4%	32.5%
Operating income margin	19.9	22.3	21.2

Security Products.  Security Products net sales increased 1% to $99.3 million in 2019 compared to $98.4 million in 2018, primarily due to higher sales to government security and medical cart manufacturing markets, partially offset by lower sales to the transportation, electronic control panel and distribution markets. As a percentage of sales, gross margin and operating income for 2019 declined as compared to 2018 primarily due to increased labor rates and associated payroll costs resulting from regional pressure on wages for certain skilled labor positions, partially offset by favorable medical costs.

Security Products net sales increased 2% to $98.4 million in 2018 compared to $96.6 million in 2017, primarily due to higher sales to the transportation and office furniture markets. As a percentage of sales, gross margin for 2018 increased slightly over 2017 due to lower production costs, including headcount reductions made during the second quarter of 2017, and improved coverage of fixed costs over increased production volumes.  Operating costs and expenses for 2018 were slightly lower than 2017.  As a result, Security Products operating income as a percentage of net sales for 2018 exceeded 2017.

	Years ended December 31,			% Change
	2017	2018	2019	2017-18	2018-19
	(In millions)
Marine Components:
Net sales	$15.4	$19.8	$24.9	29%	26%
Cost of sales	11.7	14.4	18.2	23	26
Gross margin	3.7	5.4	6.7	46	25
Operating costs and expenses	2.4	2.7	3.1	13	16
Operating income	$1.3	$2.7	$3.6	104	33

Gross margin	24.0%	27.2%	27.0%
Operating income margin	8.7	13.8	14.6

Marine Components. Marine Components net sales increased 26% in 2019 as compared to 2018 primarily due to increased sales to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross margin as a percentage of sales in 2019 was comparable to 2018. Operating income as a percentage of net sales increased in 2019 compared to 2018 principally due to improved leverage on operating costs and expenses facilitated by higher production volumes.

Marine Components net sales increased 29% in 2018 as compared to 2017 as a result of continued strong demand for our products, particularly those sold to the ski/wakeboard boat market as well as to manufacturers of large center-console boats and industrial customers. Gross margin and operating income as a percentage of net sales increased in 2018 compared to 2017 principally due to improved fixed cost leverage facilitated by higher production volumes.

Outlook. 2019 was a breakout year for our Marine Components segment which sustained the significant growth we experienced in the second half of 2018 for the full year of 2019. We expect growth of this segment to be more normalized in 2020. Our Security Products segment experienced modest sales growth in 2019; however we began to notice headwinds late in 2019 which may carry into 2020. In 2020, we plan to capitalize on the positive momentum our Marine Components segment has experienced over the last two years while maintaining strong results in our Security Products segment. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which requires us to make estimates, judgments, and assumptions we believe are reasonable based on our historical experience, contract terms, observations of known trends in our company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results may differ from initial estimates.

We believe the most critical accounting policies and estimates involving significant judgments and estimates primarily relate to the considerations in the impairment assessments for goodwill and certain long-lived assets. We have discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2019, all relating to our Security Products segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year. In addition, adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete the two-step quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step quantitative impairment test.

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

Evaluations of possible impairment utilizing the two-step quantitative impairment test require us to estimate, among other factors: forecasts of future operating results, revenue growth, operating margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values, and fair values of our reporting units and assets.  The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions.  If any of these factors were to materially change such change may require revaluation of our goodwill.  Changes in estimates or the application of alternative assumptions could produce significantly different results.

In 2019, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely- than-not the fair value of the security products reporting unit exceeded its carrying amount.  See Notes 1 and 5 to our Consolidated Financial Statements.

•

Long-lived assets – The net book value of our property and equipment totaled $31.0 million at December 31, 2019. We assess property and equipment for impairment only when circumstances indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2019 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization were comparable in each of 2019, 2018 and 2017. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $18.5 million in 2019 compared to $17.2 million in 2018.  The $1.3 million increase in cash provided by operating activities is primarily the net result of:

•	A $1.1 million increase in interest received in 2019,
•	A $0.7 million increase in cash paid for taxes in 2019 due to the relative timing of payments, and
•	A lower amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $0.6 million.

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

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2018 to December 31, 2019 primarily as a result of the timing of sales and collections in the last month of 2019 as compared to 2018.  For comparative purposes, we have provided 2017 numbers below.

Days Sales Outstanding:	December 31, 2017	December 31, 2018	December 31, 2019
Security Products	39 Days	43 Days	38 Days
Marine Components	31 Days	30 Days	27 Days
Total	38 Days	40 Days	36 Days

As shown below, our average number of days in inventory at December 31, 2019 is comparable to December 31, 2018. The variability in days in inventory among our segments primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2017 numbers below.

Days in Inventory:	December 31, 2017	December 31, 2018	December 31, 2019
Security Products	76 Days	77 Days	76 Days
Marine Components	96 Days	91 Days	100 Days
Total	79 Days	80 Days	81 Days

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $2.8 million in 2017, $3.1 million in 2018 and $3.2 million in 2019.  See Note 2 to our Consolidated Financial Statements.

Capital expenditures for 2020 are estimated at approximately $4.0 million primarily to maintain and improve the cost-effectiveness of our facilities and equipment.  Capital spending for 2020 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2021.  Loans made to Valhi at any time under the agreement are at our discretion. During 2018, Valhi repaid a net $4.2 million under the promissory note for an outstanding balance of $34.0 million at December 31, 2018 ($46.8 million of gross borrowings and $51.0 million of gross repayments). During 2019, Valhi repaid a net $5.9 million under the promissory note for an outstanding balance of $28.1 million at December 31, 2019 ($34.9 million of gross borrowings and $40.8 million of gross repayments). See Note 9 to our Consolidated Financial Statements.

Financing activities.  Cash dividends paid totaled $2.5 million ($.20 per share, or $.05 per share per quarter) in each of 2017 and 2018 and $3.5 million ($.28 per share, or $.07 per share per quarter) in 2019. On February 26, 2020 our board of directors declared a first quarter 2020 dividend of $.10 per share, to be paid on March 19, 2020 to CompX stockholders of record as of March 9, 2020.  The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $63.3 million aggregate cash and cash equivalents at December 31, 2019 were held in the U.S.

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

Commitments and contingencies

As more fully described in the notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to our Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2019 by the type and date of payment.

	Payments due by period
	Total	2020	2021-2022	2023-2024	2025 and after
	(In thousands)
Operating leases	$180	$123	$55	$2	$—
Purchase obligations	12,300	12,159	141	—	—
Income taxes	984	984	—	—	—
Fixed asset acquisitions	243	243	—	—	—

Total contractual cash obligations	$13,707	$13,509	$196	$2	$—

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials), is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2019, which is assumed to be paid during 2020.  Fixed asset acquisitions include firm purchase commitments for capital projects.

Recent accounting pronouncements

See Note 12 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate.  The outstanding principal amount of the note receivable from affiliate of $28.1 million at December 31, 2019 bears interest at prime plus 1.0% (5.75% at December 31, 2019). We received interest income of $2.4 million from the note during 2019.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2019 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

4.1**	Description of Capital Stock.

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

10.3**	Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of January 1, 2020.

10.4

Second Amended and Restated Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated January 25, 2019 – incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-13905) filed on February 27, 2019.

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2019 in the original principal amount of $40 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016 (File No 1-13905).

Item No.	Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: February 26, 2020	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	February 26, 2020
Loretta J. Feehan

/s/ Robert D. Graham	Vice Chairman of the Board	February 26, 2020
Robert D. Graham

/s/ Amy A. Samford	Vice President, Chief Financial Officer	February 26, 2020
Amy A. Samford	(Principal Financial Officer)

/s/ Amy E. Ruf	Vice President, Controller	February 26, 2020
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	February 26, 2020
Thomas E. Barry

/s/ David A. Bowers	Director	February 26, 2020
David A. Bowers

/s/ Terri L. Herrington	Director	February 26, 2020
Terri L. Herrington

/s/ Ann Manix	Director	February 26, 2020
Ann Manix

/s/ Mary A. Tidlund	Director	February 26, 2020
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

February 26, 2020

We have served as the Company's auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2018	2019

Current assets:
Cash and cash equivalents	$45,414	$63,255
Accounts receivable, net	12,140	11,870
Inventories	17,102	18,348
Prepaid expenses and other	1,629	1,624

Total current assets	76,285	95,097

Other assets:
Note receivable from affiliate	34,000	28,100
Goodwill	23,742	23,742
Other noncurrent	590	590

Total other assets	58,332	52,432

Property and equipment:
Land	4,940	4,940
Buildings	22,835	23,047
Equipment	67,073	67,718
Construction in progress	603	1,002
	95,451	96,707

Less accumulated depreciation	63,639	65,692

Net property and equipment	31,812	31,015

Total assets	$166,429	$178,544

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2018	2019

Current liabilities:
Accounts payable and accrued liabilities	$12,504	$12,078
Income taxes payable to affiliate	1,165	984

Total current liabilities	13,669	13,062

Noncurrent liabilities -
Deferred income taxes	3,198	3,287

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 12,435,557 and
12,443,057 shares issued and outstanding	124	124
Additional paid-in capital	55,751	55,869
Retained earnings	93,687	106,202

Total stockholders' equity	149,562	162,195

Total liabilities and stockholders’ equity	$166,429	$178,544

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2017	2018	2019

Net sales	$112,035	$118,217	$124,243
Cost of sales	77,210	79,946	85,280

Gross margin	34,825	38,271	38,963

Selling, general and administrative expense	19,590	20,460	21,297

Operating income	15,235	17,811	17,666

Interest income	1,929	2,664	3,270

Income before income taxes	17,164	20,475	20,936

Provision for income taxes	3,961	5,150	4,938

Net income	$13,203	$15,325	$15,998

Basic and diluted earnings per common share	$1.06	$1.23	$1.29

Basic and diluted weighted average
shares outstanding	12,423	12,432	12,440

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2017, 2018 and 2019

(In thousands, except per share data)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2016	$24	$100	$55,515	$70,131	$125,770

Net income	-	-	-	13,203	13,203
Cash dividends ($0.20 per share)	-	-	-	(2,485)	(2,485)
Issuance of common stock	-	-	97	-	97

Balance at December 31, 2017	24	100	55,612	80,849	136,585

Net income	-	-	-	15,325	15,325
Share conversion	100	(100)	-	-	-
Cash dividends ($0.20 per share)	-	-	-	(2,487)	(2,487)
Issuance of common stock	-	-	139	-	139

Balance at December 31, 2018	124	-	55,751	93,687	149,562

Net income	-	-	-	15,998	15,998
Cash dividends ($0.28 per share)	-	-	-	(3,483)	(3,483)
Issuance of common stock	-	-	118	-	118

Balance at December 31, 2019	$124	$-	$55,869	$106,202	$162,195

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2017	2018	2019

Cash flows from operating activities:
Net income	$13,203	$15,325	$15,998
Depreciation and amortization	3,673	3,454	3,684
Deferred income taxes	(1,775)	86	89
Other, net	181	289	458
Change in assets and liabilities:
Accounts receivable, net	(115)	(1,709)	250
Inventories, net	(473)	(1,846)	(1,439)
Accounts payable and accrued liabilities	(962)	1,619	(399)
Accounts with affiliates	(971)	152	(203)
Other, net	(178)	(207)	27

Net cash provided by operating activities	12,583	17,163	18,465

Cash flows from investing activities:
Capital expenditures	(2,796)	(3,117)	(3,166)
Proceeds from sale of fixed assets, net	-	-	125
Note receivable from affiliate:
Collections	41,300	51,000	40,800
Advances	(52,100)	(46,800)	(34,900)

Net cash provided by (used in) investing activities	(13,596)	1,083	2,859

Cash flows from financing activities -
Dividends paid	(2,485)	(2,487)	(3,483)

Net increase (decrease)	(3,498)	15,759	17,841
Balance at beginning of year	33,153	29,655	45,414

Balance at end of year	$29,655	$45,414	$63,255

Supplemental disclosures -
Cash paid for income taxes	$6,709	$4,370	$5,027

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE American: CIX) are 86% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2019.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2019, Valhi, Inc. (NYSE: VHI) owns 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serves as trustee. In addition, each of Ms. Simmons and Ms. Connelly serves as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at December 31, 2019, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. Each of the years ended December 31, 2017, 2018 and 2019 consisted of 52 weeks.  For presentation purposes, annual and quarterly information in the consolidated financial statements and accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable. The actual date of our fiscal years are December 31, 2017, December 30, 2018, and December 29, 2019, respectively.

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

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs were not significant in 2017, 2018 or 2019.

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

Leases. We enter into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration. We lease various facilities and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract. We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception. All of our leases are classified as operating leases under ASC Topic 842 Leases. Operating leases are not material.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $2.4 million in 2017, $3.0 million in 2018 and $3.2 million in 2019.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $6.7 million in 2017, $4.3 million in 2018 and $5.0 million in 2019.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  We did not have a reserve for uncertain tax positions in 2017, 2018 or 2019.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  At December 31, 2019, we had two reportable operating segments – Security Products and Marine Components.

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

	Years ended December 31,
	2017	2018	2019
	(In thousands)
Net sales:
Security Products	$96,600	$98,383	$99,328
Marine Components	15,435	19,834	24,915
Total net sales	$112,035	$118,217	$124,243

Operating income (loss):
Security Products	$19,182	$21,947	$21,013
Marine Components	1,342	2,738	3,644
Corporate	(5,289)	(6,874)	(6,991)
Total operating income	15,235	17,811	17,666
Interest income	1,929	2,664	3,270
Income before taxes	$17,164	$20,475	$20,936

Depreciation and amortization:
Security Products	$3,072	$2,914	$3,056
Marine Components	591	535	627
Corporate	10	5	1
Total	$3,673	$3,454	$3,684

	Years ended December 31,
	2017	2018	2019
	(In thousands)
Capital expenditures:
Security Products	$2,389	$2,126	$1,530
Marine Components	405	991	1,636
Corporate	2	-	-
Total	$2,796	$3,117	$3,166

Net sales point of destination:
United States	$103,646	$108,773	$114,186
Canada	5,353	6,436	7,257
Mexico	1,486	1,438	922
Other	1,550	1,570	1,878
Total	$112,035	$118,217	$124,243

	December 31,
	2017	2018	2019
	(In thousands)
Total assets:
Security Products	$72,961	$74,714	$73,697
Marine Components	11,704	14,189	15,256
Corporate	66,294	77,526	89,591
Total	$150,959	$166,429	$178,544

Intersegment sales are not material.

Net property and equipment for 2017, 2018 and 2019 is entirely located in the United States.

Note 3 – Accounts receivable, net:

	December 31,	December 31,
	2018	2019
	(In thousands)
Accounts receivable, net:
Security Products	$10,596	$10,321
Marine Components	1,614	1,619
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$12,140	$11,870

Note 4 – Inventories:

	December 31,	December 31,
	2018	2019
	(In thousands)
Raw materials:
Security Products	$2,001	$2,134
Marine Components	660	807
Total raw materials	2,661	2,941
Work-in-process:
Security Products	9,018	9,138
Marine Components	2,112	2,633
Total work-in-process	11,130	11,771
Finished goods:
Security Products	2,363	2,582
Marine Components	948	1,054
Total finished goods	3,311	3,636
Total inventories, net	$17,102	$18,348

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

In 2017, 2018 and 2019, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill.  As permitted by GAAP, during 2017, 2018 and 2019 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.

Our gross goodwill at December 31, 2019 is $33.6 million. Prior to 2017, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2018	2019
	(In thousands)
Accounts payable:
Security Products	$2,708	$1,975
Marine Components	527	539
Accrued liabilities:
Employee benefits	8,068	8,331
Customer tooling	334	264
Taxes other than on income	328	350
Insurance	108	167
Sales rebates	156	117
Other	275	335
Total accounts payable and accrued liabilities	$12,504	$12,078

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax are presented below.  All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2017	2018	2019
	(In thousands)
Provision for income taxes:
Currently payable	$5,736	$5,064	$4,849
Deferred income tax expense (benefit)	(1,775)	86	89
Total	$3,961	$5,150	$4,938

Expected tax expense, at the U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018 and 2019	$6,007	$4,300	$4,397
Changes in federal tax rate, net	(1,861)	—	—
State income taxes	235	812	742
Domestic production activities deduction	(505)	—	—
Foreign derived intangible income benefit	—	—	(201)
Other, net	85	38	—
Total	$3,961	$5,150	$4,938

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

Under the 2017 Tax Act, beginning in 2018, domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income provisions.  We qualify for this deduction and recognized a current cash tax benefit of $0.2 million in 2019 ($0.1 million of such current cash tax benefit is related to 2018). See also Note 10 to our Consolidated Financial Statements.

The components of the net deferred tax liability are summarized below.

	December 31,
	2018	2019
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$356	$400
Property and equipment	(2,912)	(3,058)
Accrued liabilities and other deductible differences	25	19
Accrued employee benefits	1,032	1,054
Goodwill	(1,693)	(1,693)
Other taxable differences	(6)	(9)
Total deferred tax liability	$(3,198)	$(3,287)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our income tax returns prior to 2016 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding

Balance at December 31, 2016	2,419,107	10,000,000
Issued	7,000	—
Balance at December 31, 2017	2,426,107	10,000,000
Share conversion	10,000,000	(10,000,000)
Issued	9,450	—
Balance at December 31, 2018	12,435,557	—
Issued	7,500	—
Balance at December 31, 2019	12,443,057	—

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

Share repurchases and cancellations.  Prior to 2017, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled.  We made no treasury purchases during 2017, 2018 or 2019 and at December 31, 2019, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan.  We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to non-employee members of our board of directors.  All of the Class A common shares we issued in 2017, 2018 and 2019 were issued under this plan.  At December 31, 2019, 149,050 shares were available for award under this plan.

Dividends.  We paid regular quarterly dividends of $.05 per share during 2017 and 2018 and $0.07 per during 2019. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

Note 9 – Related party transactions:

We may be deemed to be controlled by Ms. Lisa Simmons, Ms. Serena Connelly and the Family Trust.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with these individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans.  In this regard, prior to 2017, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2021.  Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2018 and 2019, the outstanding principal balance receivable from Valhi under the promissory note was $34.0 million and $28.1 million, respectively.  Interest income (including unused commitment fees) on our loan to Valhi was $1.8 million in 2017, $2.1 million in 2018 and $2.4 million in 2019.  On December 31, 2019 (two days after our 2019 fiscal year, but on the last day of the fiscal year for Valhi), we loaned $5.7 million to Valhi, increasing the outstanding principal balance receivable from Valhi under the promissory note to $33.8 million.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  Fees pursuant to these agreements aggregated $2.8 million in 2017, $3.5 million in 2018 and $3.4 million in 2019.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”), each subsidiaries of Valhi, provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. Prior to our sale of EWI’s insurance and risk management business to a third party in November 2019, EWI brokered certain insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants. The aggregate premiums we paid to Tall Pines and EWI were approximately $2.2 million in 2017, $2.0 million in 2018 and $2.3 million through the date of the sale in 2019.  These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers. These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect that the relationship with Tall Pines will continue in 2020, except that a third-party brokerage and risk management company is now the broker for Contran’s insurance policies and Tall Pines’ reinsurance policies.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  Our ten largest customers accounted for approximately 44% of sales in each of 2017 and 2018 and 47% in 2019.  One customer of the Security Products segment accounted for 16% of consolidated sales in 2017, 13% in 2018 and 14% in 2019.

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		December 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value

Cash and cash equivalents	$45,414	$45,414	$63,255	$63,255
Accounts receivable, net	12,140	12,140	11,870	11,870
Accounts payable	3,235	3,235	2,514	2,514

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

Pending Adoption

In December 2019, The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  The amendments in ASU 2019-12 are effective for us beginning in the first quarter of 2021, with early adoption permitted.  We expect to adopt this ASU in the first quarter of 2020 and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

Note 13 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2018:
Net sales	$28.4	$32.4	$30.0	$27.4
Gross margin	9.5	11.2	9.6	7.9
Operating income	4.4	6.0	4.5	2.9
Net income	3.7	5.0	3.9	2.7

Basic and diluted earnings per share	$.30	$.40	$.32	$.22

2019:
Net sales	$31.2	$33.7	$29.7	$29.6
Gross margin	9.6	10.9	9.5	9.0
Operating income	4.3	5.6	4.3	3.5
Net income	4.0	4.9	3.9	3.2

Basic and diluted earnings per share	$.32	$.39	$.31	$.26

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.