Form 10-Q
period 2020-03-31
COMPX INTERNATIONAL INC
filed 2020-05-05
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES       EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of April 30, 2020, the registrant had 12,443,057 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2019	2020
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$63,255	$64,046
Accounts receivable, net	11,870	15,232
Inventories, net	18,348	18,962
Prepaid expenses and other	1,624	1,414
Total current assets	95,097	99,654
Other assets:
Note receivable from affiliate	28,100	25,500
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	52,432	49,832
Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,047
Equipment	67,718	68,443
Construction in progress	1,002	463
	96,707	96,893
Less accumulated depreciation	65,692	66,531
Net property and equipment	31,015	30,362
Total assets	$178,544	$179,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,078	$9,007
Income taxes payable to affiliates	984	2,239
Total current liabilities	13,062	11,246
Noncurrent liabilities -
Deferred income taxes	3,287	3,380
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,869	55,869
Retained earnings	106,202	109,229
Total stockholders' equity	162,195	165,222
Total liabilities and stockholders’ equity	$178,544	$179,848

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net sales	$31,176	$32,311
Cost of sales	21,552	21,880
Gross margin	9,624	10,431
Selling, general and administrative expense	5,334	5,411
Operating income	4,290	5,020
Interest income	837	607
Income before taxes	5,127	5,627
Provision for income taxes	1,141	1,356
Net income	$3,986	$4,271

Basic and diluted net income per common share	$0.32	$0.34

Basic and diluted weighted average shares outstanding	12,436	12,443

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	For the three months ended March 31, 2019
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2018	$124	$55,751	$93,687	$149,562
Net income	—	—	3,986	3,986
Cash dividends ($0.07 per share)	—	—	(870)	(870)
Balance at March 31, 2019	$124	$55,751	$96,803	$152,678

	For the three months ended March 31, 2020
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2019	$124	$55,869	$106,202	$162,195
Net income	—	—	4,271	4,271
Cash dividends ($0.10 per share)	—	—	(1,244)	(1,244)
Balance at March 31, 2020	$124	$55,869	$109,229	$165,222

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$3,986	$4,271
Depreciation and amortization	901	950
Deferred income taxes	144	93
Other, net	153	62
Change in assets and liabilities:
Accounts receivable, net	(3,221)	(3,362)
Inventories, net	(1,475)	(673)
Accounts payable and accrued liabilities	(3,216)	(3,011)
Accounts with affiliates	541	1,389
Prepaids and other, net	151	76
Net cash used in operating activities	(2,036)	(205)
Cash flows from investing activities:
Capital expenditures	(439)	(360)
Note receivable from affiliate:
Collections	11,400	18,228
Advances	(17,400)	(15,628)
Net cash provided by (used in) investing activities	(6,439)	2,240
Cash flows from financing activities -
Dividends paid	(870)	(1,244)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(9,345)	791
Balance at beginning of period	45,414	63,255
Balance at end of period	$36,069	$64,046
Supplemental disclosures -
Cash paid for income taxes	$993	$-

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were 86% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2020. We manufacture and sell component products (security products and recreational marine components). At March 31, 2020, Valhi, Inc. (NYSE: VHI) owned 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned 92% of Valhi’s outstanding common stock. At March 31, 2020, a majority of Contran’s outstanding voting stock was held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, served as trustee (collectively, the “Other Trusts”). In addition, each of Ms. Simmons and Ms. Connelly served as co-chair of the Contran board of directors. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2020, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Following the death of Ms. Connelly on April 22, 2020, Ms. Simmons and the Family Trust continue to directly hold their shares of Contran voting stock. Under the terms of the Contran Corporation Amended and Restated Stockholders Agreement dated September 9, 2019 (the “Contran Stockholders Agreement”), and with respect to the shares of Contran voting stock held directly by Ms. Connelly at the time of her death (the “Connelly Direct Shares”), the independent executor of the estate of Ms. Connelly (prior to the completion of the probate of such estate) and the legatee of the Connelly Direct Shares (following completion of the probate of such estate) is required to vote the Connelly Direct Shares in the same manner as Ms. Simmons. Also under the terms of the Contran Stockholders Agreement, and with respect to the shares of Contran voting stock held by the Other Trusts for which Ms. Connelly previously served as trustee and for which her successor trustee is someone other than Ms. Simmons (the “Connelly Indirect Shares”), such successor trustee is also required to vote the Connelly Indirect Shares in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons with respect to the Connelly Direct Shares and the Connelly Indirect Shares last through April 22, 2030 and are personal to Ms. Simmons. Consequently, at April 22, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2020 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2019, December 31, 2019 and March 31, 2020.  The actual dates of our annual and quarterly periods are March 31, 2019, December 29, 2019 and March 29, 2020, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2019	2020
	(In thousands)
Net sales:
Security Products	$24,704	$25,469
Marine Components	6,472	6,842
Total net sales	$31,176	$32,311

Operating income (loss):
Security Products	$5,076	$5,713
Marine Components	901	1,082
Corporate operating expenses	(1,687)	(1,775)
Total operating income	4,290	5,020
Interest income	837	607
Income before taxes	$5,127	$5,627

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2019	2020
	(In thousands)
Accounts receivable, net:
Security Products	$10,321	$12,830
Marine Components	1,619	2,472
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$11,870	$15,232

Note 4 – Inventories, net:

	December 31,	March 31,
	2019	2020
	(In thousands)
Raw materials:
Security Products	$2,134	$2,397
Marine Components	807	707
Total raw materials	2,941	3,104
Work-in-process:
Security Products	9,138	9,549
Marine Components	2,633	2,688
Total work-in-process	11,771	12,237
Finished goods:
Security Products	2,582	2,526
Marine Components	1,054	1,095
Total finished goods	3,636	3,621
Total inventories, net	$18,348	$18,962

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2019	2020
	(In thousands)
Accounts payable:
Security Products	$1,975	$2,106
Marine Components	539	672
Accrued liabilities:
Employee benefits	8,331	4,552
Customer tooling	264	239
Taxes other than on income	350	578
Other	619	860
Total accounts payable and accrued liabilities	$12,078	$9,007

Note 6 – Provision for income taxes:

	Three months ended
	March 31,
	2019	2020
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,077	$1,182
State income taxes	179	197
FDII benefit	(119)	(28)
Other, net	4	5
Total income tax expense	$1,141	$1,356

We qualify for the foreign derived intangible income deduction.  We recognized a current cash tax benefit of $28,000 in the first quarter of 2020 and $119,000 in the first quarter of 2019 ($98,000 of our 2019 current cash tax benefit is related to 2018).

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  We have evaluated the relevant provisions of the CARES Act and determined the impact is not material to our tax provision.

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2019		2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$63,255	$63,255	$64,046	$64,046
Accounts receivable, net	11,870	11,870	15,232	15,232
Accounts payable	2,514	2,514	2,778	2,778

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2021.  Loans made to Valhi at any time under the agreement are at our discretion.  At March 31, 2020, the outstanding principal balance receivable from Valhi under the promissory note was $25.5 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2020, respectively. On March 31, 2020 (two days after our fiscal quarterly period, but on the last day of the fiscal period for Valhi), we loaned $5.0 million to Valhi, increasing the outstanding principal balance receivable from Valhi under the promissory note to $30.5 million.

We made a cash payment of $0.9 million to NL in lieu of state tax one day after our fiscal quarterly period, but one day prior to the end of the fiscal quarterly period for NL.

Note 9 – Recent accounting pronouncements:

Adopted

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU in the first quarter of 2020 and the adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Note 10 – Subsequent Events:

Following the spread of the COVID-19 virus beyond China in late January 2020, various national, state and local governments began to implement a number of increasingly restrictive measures to contain the spread of the virus, including travel restrictions, gathering limitations, event cancellations, border closures and stay-at-home orders, resulting in sharp contractions of vast areas of the global economy beginning in March 2020. While measured efforts are underway to resume commercial activities in most global markets, the impacts of COVID-19, including the efforts to mitigate its spread, are expected to continue to challenge workers, businesses and governments for the foreseeable future. Although the COVID-19 pandemic had limited impact on our operations during the first quarter of 2020, we believe U.S. and worldwide gross domestic product will be significantly impacted for an indeterminate period, including the demand for our products and those of our customers. Consequently, we expect to report lower sales and earnings than would otherwise have been expected for the remainder of 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted.

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
•

General global economic and political conditions that disrupt or introduce instability into our supply chain, impact our customers’ level of demand or our customers’ perception regarding demand or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19),

•

Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19); and

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

Operating Income Overview

We reported operating income of $5.0 million in the first quarter of 2020 compared to $4.3 million in the same period of 2019. The increase in operating income from 2019 to 2020 primarily resulted from higher Security Products sales volumes to existing government security customers and to a lesser extent higher Marine Components sales to the towboat and center console boat markets.

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

Results of Operations

	Three months ended
	March 31,
	2019	%	2020	%
	(Dollars in thousands)
Net sales	$31,176	100.0%	$32,311	100.0%
Cost of sales	21,552	69.1	21,880	67.7
Gross margin	9,624	30.9	10,431	32.3
Operating costs and expenses	5,334	17.1	5,411	16.8
Operating income	$4,290	13.8%	$5,020	15.5%

Net sales. Net sales increased $1.1 million in the first quarter of 2020 compared to the same period in 2019 primarily due to higher Security Products sales and to a lesser extent higher Marine Components sales. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin. Cost of sales as a percentage of sales decreased 1.4% in the first quarter of 2020 compared to the same period in 2019 due to the favorable effects of customer and product mix, partially offset by increased medical costs for both Security Products and Marine Components.  As a result, gross margin as a percentage of sales increased over the same period. Gross margin dollars increased due to higher sales for both business segments.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for first quarter of 2020 were comparable to the same period in 2019.

Operating income. As a percentage of net sales, operating income for the first quarter of 2020 increased compared to the same period of 2019 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,
	2019	2020	% Change
	(Dollars in thousands)

Security Products:
Net sales	$24,704	$25,469	3%
Cost of sales	16,733	16,911	1
Gross margin	7,971	8,558	7
Operating costs and expenses	2,895	2,845	-2
Operating income	$5,076	$5,713	13

Gross margin	32.3%	33.6%
Operating income margin	20.5	22.4

Security Products. Security Products net sales increased 3% in the first quarter of 2020 compared to the same period last year.  The increase in sales is primarily due to higher sales to existing government security customers, partially offset by lower sales to transportation and distribution customers. Gross margin and operating income as a percentage of sales increased in 2020 compared to the same period in 2019 due to favorable customer and product mix on higher sales, partially offset by increased medical costs.

	Three months ended
	March 31,
	2019	2020	% Change
	(Dollars in thousands)

Marine Components:
Net sales	$6,472	$6,842	6%
Cost of sales	4,819	4,969	3
Gross margin	1,653	1,873	13
Operating costs and expenses	752	791	5
Operating income	$901	$1,082	20

Gross margin	25.5%	27.4%
Operating income margin	13.9	15.8

Marine Components. Marine Components net sales increased 6% in the first quarter of 2020 compared to the same period last year primarily due to increased sales to the towboat and center console boat markets, partially offset by lower sales to distribution customers. Gross margin and operating income as a percentage of sales increased in the first quarter of 2020 compared to the same period last year due to a favorable customer and product mix on higher sales, partially offset by increased medical costs.

Outlook. We experienced minimal disruptions to our supply chain or customer base from COVID-19 during the first quarter of 2020. First quarter sales reflect continued strong demand for our products, including high-security applications for our existing government customers as well as our marine products. We have been identified as an essential business in the states where we operate, and are considered critical in supplying components to many essential and mandatory markets. Beginning in late March 2020, we began receiving requests from certain customers of both our Security Products and Marine Components segments to delay or postpone shipments, in some cases because our customers’ production facilities have temporarily closed. We operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we increased sanitizing, mandated social distancing and implemented other health and safety protocols.  In late April 2020, we temporarily closed our facility that is located outside of

Chicago, Illinois, which has been considered a COVID-19 “hotspot,” due to an increase of COVID-19 cases in the community. During the closure we completed a deep clean and sanitization within the facility, and we successfully reopened the plant and resumed production after a one week pause. We believe the temporary closure of our Illinois facility will have minimal negative impact on our ability to manufacture and ship during the second quarter, in part due to the anticipated decline in demand during the same period.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have already resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions to gradually  permit the  resumption of limited commercial activities  following various regional shutdowns are currently in progress, but it is believed that the success and timing of these actions  will depend in part on  deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis and effective treatments, before economic growth returns to pre-pandemic levels, particularly in service related sectors of the economy. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, we expect to report reduced revenue and operating income during the second quarter of 2020 compared to the first quarter of 2020, but the severity of the decline will depend on customer demand for our products, including the timing and extent to which our customers restart their operations, on our customers’ perception as to when consumer demand for their products will return and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. Our operations teams meet daily to ensure we are maintaining a safe working environment for all of our employees, minimizing operational disruptions and managing inventory levels. It is possible we may temporarily close one or more of our facilities again for the health and safety of our employees before the COVID-19 crisis is over.  We have significant cash balances of approximately $64.0 million at March 31, 2020, and we believe we are well positioned to navigate the uncertainty ahead.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital. Our net cash used by operating activities for the first three months of 2020 decreased by $1.8 million as compared to the first three months of 2019.  The decrease in net cash used is primarily due to the net effects of:

•	A $0.7 million increase in operating income in 2020,
•	A $0.6 million decrease in interest received in 2020 due to the relative timing of interest received,
•	A $1.0 million decrease in cash paid for taxes in 2020 due to the relative timing of payments; and
•	A lower amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $0.8 million in 2020.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2019 to March 31, 2020 varied by segment, primarily as a result of relative changes in the timing of collections.  For comparative purposes, we have provided December 31, 2018 and March 31, 2019 numbers below.

Days Sales Outstanding:	December 31, 2018	March 31, 2019	December 31, 2019	March 31, 2020
Security Products	43 Days	48 Days	38 Days	46 Days
Marine Components	30 Days	34 Days	27 Days	33 Days
Consolidated CompX	40 Days	45 Days	36 Days	43 Days

Our total average number of days in inventory is comparable from December 31, 2019 to March 31, 2020. The variability in days in inventory among our segments relates to the differences in the average length of time it takes to produce and sell end-products. For comparative purposes, we have provided December 31, 2018 and March 31, 2019 numbers below. Marine Components days in inventory was unusually low at March 31, 2019 as a result of rapid sales growth for Marine Components which increased average days sales while temporarily limiting opportunities to strategically restock.

Days in Inventory:	December 31, 2018	March 31, 2019	December 31, 2019	March 31, 2020
Security Products	77 Days	81 Days	76 Days	78 Days
Marine Components	91 Days	68 Days	100 Days	82 Days
Consolidated CompX	80 Days	78 Days	81 Days	79 Days

Investing activities. Our capital expenditures were $0.4 million in the first three months of 2020 and 2019. During the first three months of 2020, Valhi repaid a net $2.6 million under the promissory note ($15.6 million of gross borrowings and $18.2 million of gross repayments). During the first three months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($17.4 million of gross borrowings and $11.4 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

Financing activities.  Financing activities consisted only of quarterly cash dividends. In February 2020, our board of directors increased our regular quarterly dividend from $.07 per share to $.10 per share beginning in the first quarter of 2020. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $64.0 million aggregate cash and cash equivalents at March 31, 2020 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at March 31, 2020 totaled $0.5 million.  Our 2020 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Commitments and Contingencies. There have been no material changes in our contractual obligations since we filed our 2019 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements.

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2020 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2019 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2019 Annual Report. See also Note 7 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2019 Annual Report for a discussion of risk factors related to our businesses. On March 11, 2020, the World Health Organization declared the coronavirus known as “COVID-19” a pandemic. We have approximately 550 employees and operate three facilities in the United States located in Illinois, Wisconsin and South Carolina. The facilities are geographically diverse, and certain areas of the U.S. are experiencing more significant viral outbreaks than other areas.  We are designated an essential business in the states where we operate and are therefore permitted to fully operate during the pandemic, but because the COVID-19 pandemic affected the health and safety of our employees, we temporarily closed our Illinois facility for one week beginning in late April. The rate of spread of COVID-19 in a geographic region can change rapidly, and it is possible we may have additional temporary closures at one or all of our facilities for the health and safety of our workforce if conditions warrant. In addition, the pandemic has caused the closure of some of our customers’ facilities, and it is possible that more customers will be similarly impacted. Furthermore, the economic effect of the pandemic has impacted the demand for our products. We are actively monitoring our suppliers, customers and facilities to rapidly respond to changing conditions. The extent of the impact of the coronavirus outbreak on our operational and financial performance will depend on future developments, including the severity, duration and spread of the outbreak and its overall impact to the industries and markets in which we operate, all of which are uncertain and cannot be predicted.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 5, 2020	By:	/s/ Amy A. Samford
Amy A. Samford
Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller