Form 10-Q
period 2020-06-30
COMPX INTERNATIONAL INC
filed 2020-08-04
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of July 30, 2020, the registrant had 12,451,157 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2019	2020
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$63,255	$62,450
Accounts receivable, net	11,870	11,340
Inventories, net	18,348	21,818
Prepaid expenses and other	1,624	862
Total current assets	95,097	96,470
Other assets:
Note receivable from affiliate	28,100	30,500
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	52,432	54,832
Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,054
Equipment	67,718	68,739
Construction in progress	1,002	557
	96,707	97,290
Less accumulated depreciation	65,692	67,364
Net property and equipment	31,015	29,926
Total assets	$178,544	$181,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,078	$9,629
Income taxes payable to affiliates	984	2,092
Total current liabilities	13,062	11,721
Noncurrent liabilities -
Deferred income taxes	3,287	3,347
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,869	55,987
Retained earnings	106,202	110,049
Total stockholders' equity	162,195	166,160
Total liabilities and stockholders’ equity	$178,544	$181,228

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)		(unaudited)
Net sales	$33,730	$23,800	$64,907	$56,111
Cost of sales	22,791	16,434	44,344	38,314
Gross margin	10,939	7,366	20,563	17,797
Selling, general and administrative expense	5,317	4,997	10,650	10,408
Operating income	5,622	2,369	9,913	7,389
Interest income	828	370	1,664	977
Income before taxes	6,450	2,739	11,577	8,366
Provision for income taxes	1,555	674	2,696	2,030
Net income	$4,895	$2,065	$8,881	$6,336

Basic and diluted net income per common share	$0.39	$0.17	$0.71	$0.51

Basic and diluted weighted average shares outstanding	12,439	12,446	12,437	12,445

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Three months ended June 30, 2019 and 2020 (unaudited)
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity

Balance at March 31, 2019	$124	$55,751	$96,803	$152,678
Net income	—	—	4,895	4,895
Issuance of common stock	—	118	—	118
Cash dividends ($0.07 per share)	—	—	(872)	(872)
Balance at June 30, 2019	$124	$55,869	$100,826	$156,819

Balance at March 31, 2020	$124	$55,869	$109,229	$165,222
Net income	—	—	2,065	2,065
Issuance of common stock	—	118	—	118
Cash dividends ($0.10 per share)	—	—	(1,245)	(1,245)
Balance at June 30, 2020	$124	$55,987	$110,049	$166,160

	Six months ended June 30, 2019 and 2020 (unaudited)
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity

Balance at December 31, 2018	$124	$55,751	$93,687	$149,562
Net income	—	—	8,881	8,881
Issuance of common stock	—	118	—	118
Cash dividends ($0.14 per share)	—	—	(1,742)	(1,742)
Balance at June 30, 2019	$124	$55,869	$100,826	$156,819

Balance at December 31, 2019	$124	$55,869	$106,202	$162,195
Net income	—	—	6,336	6,336
Issuance of common stock	—	118	—	118
Cash dividends ($0.20 per share)	—	—	(2,489)	(2,489)
Balance at June 30, 2020	$124	$55,987	$110,049	$166,160

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$8,881	$6,336
Depreciation and amortization	1,808	1,912
Deferred income taxes	187	60
Other, net	357	207
Change in assets and liabilities:
Accounts receivable, net	(2,770)	529
Inventories, net	(839)	(3,555)
Accounts payable and accrued liabilities	(1,929)	(2,415)
Accounts with affiliates	93	1,674
Prepaids and other, net	140	197
Net cash provided by operating activities	5,928	4,945
Cash flows from investing activities:
Capital expenditures	(1,811)	(861)
Proceeds from sale of fixed assets	128	—
Note receivable from affiliate:
Collections	22,100	20,628
Advances	(28,100)	(23,028)
Net cash used in investing activities	(7,683)	(3,261)
Cash flows from financing activities -
Dividends paid	(1,742)	(2,489)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(3,497)	(805)
Balance at beginning of period	45,414	63,255
Balance at end of period	$41,917	$62,450
Supplemental disclosures -
Cash paid for income taxes	$2,955	$850

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were 86% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2020. We manufacture and sell component products (security products and recreational marine components). At June 30, 2020, Valhi, Inc. (NYSE: VHI) owned 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2020 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2019, December 31, 2019 and June 30, 2020.  The actual dates of our annual and quarterly periods are June 30, 2019, December 29, 2019 and June 28, 2020, respectively.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Our results of operations for the second quarter of 2020 were significantly impacted by the COVID-19 pandemic due to government mandated closures and reduced demand for many of our products resulting from the rapid contraction of vast areas of the economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the economy thereby reducing customer demand for certain of our products, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Net sales:
Security Products	$26,927	$18,573	$51,631	$44,042
Marine Components	6,803	5,227	13,276	12,069
Total net sales	$33,730	$23,800	$64,907	$56,111

Operating income (loss):
Security Products	$6,048	$3,361	$11,124	$9,074
Marine Components	1,280	799	2,181	1,881
Corporate operating expenses	(1,706)	(1,791)	(3,392)	(3,566)
Total operating income	5,622	2,369	9,913	7,389
Interest income	828	370	1,664	977
Income before taxes	$6,450	$2,739	$11,577	$8,366

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2019	2020
	(In thousands)
Accounts receivable, net:
Security Products	$10,321	$9,114
Marine Components	1,619	2,296
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$11,870	$11,340

Note 4 – Inventories, net:

	December 31,	June 30,
	2019	2020
	(In thousands)
Raw materials:
Security Products	$2,134	$2,546
Marine Components	807	815
Total raw materials	2,941	3,361
Work-in-process:
Security Products	9,138	10,744
Marine Components	2,633	2,905
Total work-in-process	11,771	13,649
Finished goods:
Security Products	2,582	3,385
Marine Components	1,054	1,423
Total finished goods	3,636	4,808
Total inventories, net	$18,348	$21,818

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2019	2020
	(In thousands)
Accounts payable:
Security Products	$1,975	$2,085
Marine Components	539	705
Accrued liabilities:
Employee benefits	8,331	5,611
Customer tooling	264	207
Taxes other than on income	350	496
Other	619	525
Total accounts payable and accrued liabilities	$12,078	$9,629

Note 6 – Provision for income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,354	$575	$2,431	$1,757
State income taxes	224	97	403	294
FDII benefit	(29)	(4)	(148)	(32)
Other, net	6	6	10	11
Total provision for income taxes	$1,555	$674	$2,696	$2,030

We qualify for the foreign derived intangible income (FDII) deduction.  We recognized a current cash tax benefit of $32,000 in the first six months of 2020 and $148,000 in the first six months of 2019 ($98,000 of our 2019 current cash tax benefit is related to 2018).

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

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2019		2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$63,255	$63,255	$62,450	$62,450
Accounts receivable, net	11,870	11,870	11,340	11,340
Accounts payable	2,514	2,514	2,790	2,790

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2021.  Loans made to Valhi at any time under the agreement are at our discretion.  At June 30, 2020, the outstanding principal balance receivable from Valhi under the promissory note was $30.5 million. Interest income (including unused commitment fees) on our loan to Valhi was $1.2 million and $0.8 million for the six months ended June 30, 2019 and 2020, respectively.

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

Operating Income Overview

We experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, we began receiving requests from certain customers of both our Security Products and Marine Components segments to postpone shipments, in some cases because our customers’ production facilities were temporarily closed. We operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols. In late April, we closed our Chicago area location for one week due to COVID-19 activity in the area. The temporary closure of our Illinois facility had a minimal negative impact on our ability to manufacture and ship during the second quarter due to the decline in demand during the same period.

Second quarter 2020 net sales and operating income were significantly impacted by reduced demand for our products as a result of orders postponed at the request of our original equipment manufacturing customers and distributors. We reported operating income of $2.4 million in the second quarter of 2020 compared to $5.6 million in the same period of 2019. Operating income for the first six months of 2020 was $7.4 million compared to $9.9 million for the comparable period in 2019.

We sell a large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit.

Results of Operations

	Three months ended
	June 30,
	2019	%	2020	%
	(Dollars in thousands)
Net sales	$33,730	100.0%	$23,800	100.0%
Cost of sales	22,791	67.6	16,434	69.1
Gross margin	10,939	32.4	7,366	30.9
Operating costs and expenses	5,317	15.7	4,997	20.9
Operating income	$5,622	16.7%	$2,369	10.0%

	Six months ended
	June 30,
	2019	%	2020	%
	(Dollars in thousands)

Net sales	$64,907	100.0%	$56,111	100.0%
Cost of goods sold	44,344	68.3	38,314	68.3
Gross margin	20,563	31.7	17,797	31.7
Operating costs and expenses	10,650	16.4	10,408	18.5
Operating income	$9,913	15.3%	$7,389	13.2%

Net sales. Net sales decreased $9.9 million and $8.8 million in the second quarter and for the first six months of 2020, respectively, compared to the same periods in 2019. The significant decrease in sales is due to lower sales volumes at both of our segments in the second quarter of 2020 as many of our customers were temporarily closed or reduced production during the quarter due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin. Cost of sales as a percentage of sales for the second quarter of 2020 was 1.5% higher than the same period in 2019.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in both Security Products and Marine Components gross margin percentage for the second quarter. See segment discussion below. Cost of sales and gross margin as a percentage of sales for the first six months of 2020 is comparable to the same period in 2019.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment. Operating costs and expenses for the second quarter and first six months of 2020 were lower than the same periods last year, particularly travel and advertising costs which declined by $0.2 million for the second quarter compared to the same prior year period. Operating costs and expenses as a percentage of net sales increased in both periods due to the lower sales.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2020 decreased compared to the same periods of 2019 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2019	2020	% Change	2019	2020	% Change
	(Dollars in thousands)			(Dollars in thousands)

Security Products:
Net sales	$26,927	$18,573	-31%	$51,631	$44,042	-15%
Cost of sales	18,000	12,679	-30	34,733	29,590	-15
Gross margin	8,927	5,894	-34	16,898	14,452	-14
Operating costs and expenses	2,879	2,533	-12	5,774	5,378	-7
Operating income	$6,048	$3,361	-44	$11,124	$9,074	-18

Gross margin	33.2%	31.7%		32.7%	32.8%
Operating income margin	22.5	18.1		21.5%	20.6

Security Products. Security Products net sales in the second quarter of 2020 decreased 31% compared to the same period in 2019 due to reduced demand attributed to COVID-19 as discussed above. Relative to prior year, we experienced $2.5 million lower sales to the government security market, $2.4 million in lower sales to the transportation market, and $1.4 million in lower sales to distribution customers during the quarter. Security Products net sales decreased 15% in the first six months of 2020 compared to the same period last year due to the lower second quarter 2020 sales. Gross margin as a percentage of net sales for the second quarter declined as compared to the same period last year due to less favorable customer and product mix and reduced fixed cost coverage from lower production and sales volumes. Gross margin as a percentage of net sales for the first six months of 2020 is comparable to the same period last year. Operating costs and expenses decreased in the second quarter and the first six months of 2020 compared to the same periods last year predominantly due to decreased second quarter expenses related to travel, certain employee benefits expenses, and cancelled or postponed advertising expenses which were $0.3 million lower in aggregate for the second quarter of 2020 compared to the same period in 2019. Operating income as a percentage of net sales for the second quarter and first six months of 2020 decreased compared to the same periods of 2019 as a result of the factors impacting gross margin for the second quarter as well as reduced coverage of operating costs and expenses from lower sales for both comparative periods.

	Three months ended			Six months ended
	June 30,			June 30,
	2019	2020	% Change	2019	2020	% Change
	(Dollars in thousands)			(Dollars in thousands)

Marine Components:
Net sales	$6,803	$5,227	-23%	$13,276	$12,069	-9%
Cost of sales	4,791	3,755	-22	9,611	8,724	-9
Gross margin	2,012	1,472	-27	3,665	3,345	-9
Operating costs and expenses	732	673	-8	1,484	1,464	-1
Operating income	$1,280	$799	-38	$2,181	$1,881	-14

Gross margin	29.6%	28.2%		27.6%	27.7%
Operating income margin	18.8	15.3		16.4	15.6

Marine Components. Marine Components net sales in the second quarter of 2020 decreased 23% compared to the same period in 2019 due to COVID-19 related reduced demand as discussed above.  During the quarter, we experienced $0.8 million lower sales to the towboat market, $0.4 million in lower sales to the engine manufacturing market, and $0.3 million in lower sales to the industrial market as compared to 2019. Marine Components net sales decreased 9% in the first six months of 2020 compared to the same period last year due to the lower second quarter 2020 sales. As a percentage of net sales, gross margin and operating income decreased in the second quarter of 2020 compared to the same period in 2019 due to reduced overhead coverage from lower production and sales volumes. Gross margin percentage for the first six months of 2020 is comparable to the same period last year. Operating income as a percentage of net sales decreased in the first six months of 2020 compared to the same periods in the prior year due to reduced coverage of operating cost and expenses on lower sales.

Outlook. In the second quarter of 2020, the COVID-19 pandemic created multiple challenges, both in our operations and from the reduced demand for our products. Both global and domestic supply chains remain intact and we have experienced minimal supply chain disruptions. We continue to work closely with all of our customers and monitor their progress as they continue to adjust their operations. While some of our customers expect to recover quickly, others expect to take longer to recover, including transportation, office furniture and cabinetry manufacturers.

Considerable effort continues at all of our locations to manage current COVID-19 conditions including, enhanced health and safety protocols and additional cleaning and disinfecting efforts. After the temporary closure in late April 2020 at our manufacturing facility outside of Chicago, Illinois, we have been able to operate the facility at normal operating rates. Throughout the course of the COVID-19 pandemic, we have focused our efforts on maintaining efficient operations, while closely managing our expenses and capital projects.  In this regard we are constantly evaluating our staffing levels and have recently reduced production staffing levels to adjust to anticipated levels of demand for the second half of 2020.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the gradual resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 cases in certain regions. The success and timing of these mitigating actions will depend in part on deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis, effective treatments and a safe vaccine, before economic growth is likely to return to pre-pandemic levels. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, we expect to report reduced revenue and operating income in 2020 compared to 2019. We believe the second quarter of 2020 will be the period most impacted by COVID-19 but the severity of the impact on the remainder of the year will depend on customer demand for our products, including the timing and extent to which our customers operations continue to be impacted, on our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. Our operations teams meet daily to ensure we are taking appropriate actions to maintain a safe working environment for all of our employees, minimize operational disruptions and manage inventory levels. We increased inventory at both of our segments during the second quarter of 2020 to keep our workforce productive by focusing on high-demand products and components.  We expect inventory balances will decline over the remainder of the year as we align our production to current demand levels.  It is possible we may temporarily close one or more of our facilities again for the health and safety of our employees before the COVID-19 crisis is over. We have significant cash balances of approximately $62.5 million at June 30, 2020, and we believe we are well positioned to navigate the uncertainty ahead.

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

Net cash provided by operating activities for the first six months of 2020 decreased by $1.0 million as compared to the first six months of 2019.  Changes in working capital were not material. The decrease is primarily due to the net effects of:

•	A $2.5 million decrease in operating income in 2020,
•	A $0.7 million decrease in interest received in 2020 due to the relative timing of interest received, and
•	A $2.1 million decrease in cash paid for taxes in 2020 due to the relative timing of payments and lower operating income.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2019 to June 30, 2020 varied by segment, primarily as a result of relative changes in the timing of collections. For comparative purposes, we have provided December 31, 2018 and June 30, 2019 numbers.

Days Sales Outstanding:	December 31, 2018	June 30, 2019	December 31, 2019	June 30, 2020
Security Products	43 Days	42 Days	38 Days	44 Days
Marine Components	30 Days	31 Days	27 Days	40 Days
Consolidated CompX	40 Days	40 Days	36 Days	43 Days

Our total average number of days in inventory increased from December 31, 2019 to June 30, 2020 as a result of an intentional inventory build during the second quarter of 2020 to keep trained and tenured employees productive. The variability in days in inventory among our segments relates to the differences in the average length of time it takes to produce and sell end-products. For comparative purposes, we have provided December 31, 2018 and June 30, 2019 numbers below.

Days in Inventory:	December 31, 2018	June 30, 2019	December 31, 2019	June 30, 2020
Security Products	77 Days	70 Days	76 Days	120 Days
Marine Components	91 Days	75 Days	100 Days	125 Days
Consolidated CompX	80 Days	71 Days	81 Days	121 Days

Investing activities. Our capital expenditures were $0.9 million in the first six months of 2020 compared to $1.8 million in the first six months of 2019 as we have limited expenditures to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure as a result of the COVID-19 pandemic. During the first six months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($23.0 million of gross borrowings and $20.6 million of gross repayments). During the first six months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($28.1 million of gross borrowings and $22.1 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

All of our $62.5 million aggregate cash and cash equivalents at June 30, 2020 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at June 30, 2020 totaled $0.4 million.  Our 2020 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. It is possible we will curtail or eliminate planned capital projects based on market conditions.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2020 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy Allbach Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a discussion of risk factors related to our businesses.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

31.1	Certification
31.2	Certification
32.1	Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 4, 2020	By:	/s/ Amy Allbach Samford
Amy Allbach Samford
Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller