Form 10-Q
period 2020-09-30
COMPX INTERNATIONAL INC
filed 2020-11-04
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of October 28, 2020, the registrant had 12,451,157 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2019	2020
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$63,255	$65,075
Accounts receivable, net	11,870	12,277
Inventories, net	18,348	19,166
Prepaid expenses and other	1,624	1,254
Total current assets	95,097	97,772
Other assets:
Note receivable from affiliate	28,100	30,500
Goodwill	23,742	23,742
Other noncurrent	590	590
Total other assets	52,432	54,832
Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,057
Equipment	67,718	68,047
Construction in progress	1,002	763
	96,707	96,807
Less accumulated depreciation	65,692	67,445
Net property and equipment	31,015	29,362
Total assets	$178,544	$181,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,078	$11,075
Income taxes payable to affiliates	984	658
Total current liabilities	13,062	11,733
Noncurrent liabilities -
Deferred income taxes	3,287	3,486
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,869	55,987
Retained earnings	106,202	110,636
Total stockholders' equity	162,195	166,747
Total liabilities and stockholders’ equity	$178,544	$181,966

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(unaudited)		(unaudited)
Net sales	$29,703	$28,426	$94,610	$84,537
Cost of sales	20,227	21,098	64,571	59,412
Gross margin	9,476	7,328	30,039	25,125
Selling, general and administrative expense	5,210	5,246	15,860	15,654
Operating income	4,266	2,082	14,179	9,471
Interest income	848	360	2,512	1,337
Income before taxes	5,114	2,442	16,691	10,808
Provision for income taxes	1,227	610	3,923	2,640
Net income	$3,887	$1,832	$12,768	$8,168

Basic and diluted net income per common share	$0.31	$0.15	$1.03	$0.66

Basic and diluted weighted average shares outstanding	12,433	12,451	12,439	12,447

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Three months ended September 30, 2019 and 2020 (unaudited)
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity

Balance at June 30, 2019	$124	$55,869	$100,826	$156,819
Net income	—	—	3,887	3,887
Cash dividends ($0.07 per share)	—	—	(871)	(871)
Balance at September 30, 2019	$124	$55,869	$103,842	$159,835

Balance at June 30, 2020	$124	$55,987	$110,049	$166,160
Net income	—	—	1,832	1,832
Cash dividends ($0.10 per share)	—	—	(1,245)	(1,245)
Balance at September 30, 2020	$124	$55,987	$110,636	$166,747

	Nine months ended September 30, 2019 and 2020 (unaudited)
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity

Balance at December 31, 2018	$124	$55,751	$93,687	$149,562
Net income	—	—	12,768	12,768
Issuance of common stock	—	118	—	118
Cash dividends ($0.21 per share)	—	—	(2,613)	(2,613)
Balance at September 30, 2019	$124	$55,869	$103,842	$159,835

Balance at December 31, 2019	$124	$55,869	$106,202	$162,195
Net income	—	—	8,168	8,168
Issuance of common stock	—	118	—	118
Cash dividends ($0.30 per share)	—	—	(3,734)	(3,734)
Balance at September 30, 2020	$124	$55,987	$110,636	$166,747

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$12,768	$8,168
Depreciation and amortization	2,738	2,872
Deferred income taxes	245	199
Other, net	428	256
Change in assets and liabilities:
Accounts receivable, net	(1,308)	(423)
Inventories, net	(1,888)	(937)
Accounts payable and accrued liabilities	(130)	(934)
Accounts with affiliates	(432)	239
Prepaids and other, net	34	(195)
Net cash provided by operating activities	12,455	9,245
Cash flows from investing activities:
Capital expenditures	(2,453)	(1,291)
Proceeds from sale of fixed assets	121	—
Note receivable from affiliate:
Collections	25,400	22,828
Advances	(28,100)	(25,228)
Net cash used in investing activities	(5,032)	(3,691)
Cash flows from financing activities -
Dividends paid	(2,613)	(3,734)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	4,810	1,820
Balance at beginning of period	45,414	63,255
Balance at end of period	$50,224	$65,075
Supplemental disclosures -
Cash paid for income taxes	$4,020	$2,767

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 86% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2020. We manufacture and sell component products (security products and recreational marine components). At September 30, 2020, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2020 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2019, December 31, 2019 and September 30, 2020.  The actual dates of our annual and quarterly periods are September 30, 2019, December 29, 2019 and September 27, 2020, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Our results of operations for the first nine months of 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, due to government mandated closures and reduced demand for many of our products resulting from the rapid contraction of vast areas of the economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the economy thereby reducing customer demand for certain of our products, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Net sales:
Security Products	$23,405	$21,209	$75,036	$65,251
Marine Components	6,298	7,217	19,574	19,286
Total net sales	$29,703	$28,426	$94,610	$84,537

Operating income (loss):
Security Products	$4,866	$2,797	$15,990	$11,871
Marine Components	1,042	1,129	3,223	3,010
Corporate operating expenses	(1,642)	(1,844)	(5,034)	(5,410)
Total operating income	4,266	2,082	14,179	9,471
Interest income	848	360	2,512	1,337
Income before taxes	$5,114	$2,442	$16,691	$10,808

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2019	2020
	(In thousands)
Accounts receivable, net:
Security Products	$10,321	$9,571
Marine Components	1,619	2,776
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$11,870	$12,277

Note 4 – Inventories, net:

	December 31,	September 30,
	2019	2020
	(In thousands)
Raw materials:
Security Products	$2,134	$2,542
Marine Components	807	816
Total raw materials	2,941	3,358
Work-in-process:
Security Products	9,138	9,721
Marine Components	2,633	2,434
Total work-in-process	11,771	12,155
Finished goods:
Security Products	2,582	2,376
Marine Components	1,054	1,277
Total finished goods	3,636	3,653
Total inventories, net	$18,348	$19,166

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2019	2020
	(In thousands)
Accounts payable:
Security Products	$1,975	$2,040
Marine Components	539	653
Accrued liabilities:
Employee benefits	8,331	7,010
Customer tooling	264	184
Taxes other than on income	350	701
Other	619	487
Total accounts payable and accrued liabilities	$12,078	$11,075

Note 6 – Provision for income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,074	$513	$3,505	$2,270
State income taxes	185	90	588	384
FDII benefit	(22)	(7)	(170)	(39)
Other, net	(10)	14	-	25
Total income tax expense	$1,227	$610	$3,923	$2,640

We qualify for the foreign derived intangible income (FDII) deduction.  We recognized a current cash tax benefit of $39,000 in the first nine months of 2020 and $170,000 in the first nine months of 2019 ($98,000 of our 2019 current cash tax benefit is related to 2018).

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

Note 7 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2019		2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$63,255	$63,255	$65,075	$65,075
Accounts receivable, net	11,870	11,870	12,277	12,277
Accounts payable	2,514	2,514	2,693	2,693

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 8 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million.  Our loan to Valhi, as amended,  bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2021.  Loans made to Valhi at any time under the agreement are at our discretion.  At September 30, 2020, the outstanding principal balance receivable from Valhi under the promissory note was $30.5 million. Interest income (including unused commitment fees) on our loan to Valhi was $1.9 million and $1.1 million for the nine months ended September 30, 2019 and 2020, respectively.

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

Operating Income Overview

We experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, we began receiving requests from certain customers of both our Security Products and Marine Components segments to postpone shipments, in some cases because our customers’ production facilities were temporarily closed. We operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols. For our sales, the second quarter of 2020 was the quarter most impacted by COVID-19 related order cancellations and delays. In the third quarter, we experienced significant recovery in sales, particularly in our Marine Segment, though not to the level we would have expected prior to the pandemic. Our operating income has not recovered to the extent our sales have recovered due to a decline in gross margins discussed below.

We reported operating income of $2.1 million in the third quarter of 2020 compared to $4.3 million in the same period of 2019. Operating income for the first nine months of 2020 was $9.5 million compared to $14.2 million for the comparable period in 2019.

We sell a large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit.

Results of Operations

	Three months ended
	September 30,
	2019	%	2020	%
	(Dollars in thousands)
Net sales	$29,703	100.0%	$28,426	100.0%
Cost of sales	20,227	68.1	21,098	74.2
Gross margin	9,476	31.9	7,328	25.8
Operating costs and expenses	5,210	17.5	5,246	18.5
Operating income	$4,266	14.4%	$2,082	7.3%

	Nine months ended
	September 30,
	2019	%	2020	%
	(Dollars in thousands)
Net sales	$94,610	100.0%	$84,537	100.0%
Cost of sales	64,571	68.2	59,412	70.3
Gross margin	30,039	31.8	25,125	29.7
Operating costs and expenses	15,860	16.8	15,654	18.5
Operating income	$14,179	15.0%	$9,471	11.2%

Net sales. Net sales decreased $1.3 million in the third quarter of 2020 compared to the same period in 2019 as higher Marine Component sales to the towboat market were more than offset by lower Security Products sales across a variety of markets.  Net sales decreased $10.1 million in the first nine months of 2020 compared to the same period in 2019 primarily due to lower Security Products sales particularly in the second quarter of 2020 as many of our customers were temporarily closed or reduced production due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin. Cost of sales as a percentage of sales for the third quarter and for the first nine months of 2020 was approximately 6% and 2% higher than the same periods in 2019, respectively.  As a result, gross margin as a percentage of sales decreased over the same periods. Gross margin percentages decreased in the third quarter and first nine months of 2020 compared to the same periods in 2019 primarily due to the decline in the Security Products gross margin percentage and to a lesser extent the Marine Components gross margin percentage. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the third quarter and first nine months of 2020 were comparable to the same periods last year. Operating costs and expenses as a percentage of net sales increased in both periods of 2020 due to the lower sales.

Operating income. As a percentage of net sales, operating income for the third quarter and first nine months of 2020 decreased compared to the same periods of 2019 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,			September 30,
	2019	2020	% Change	2019	2020	% Change
	(Dollars in thousands)			(Dollars in thousands)

Security Products:
Net sales	$23,405	$21,209	(9)%	$75,036	$65,251	(13)%
Cost of sales	15,737	15,714	-	50,470	45,304	(10)
Gross margin	7,668	5,495	(28)	24,566	19,947	(19)
Operating costs and expenses	2,802	2,698	(4)	8,576	8,076	(6)
Operating income	$4,866	$2,797	(43)	$15,990	$11,871	(26)

Gross margin	32.8%	25.9%		32.7%	30.6%
Operating income margin	20.8	13.2		21.3	18.2

Security Products. Security Products net sales in the third quarter of 2020 decreased 9% compared to the same period in 2019. Certain market segments have been slower to recover from reduced demand related to COVID-19, including transportation which had $1.3 million lower sales than the same period in 2019, distribution customers which were $0.7 million lower than the same period in 2019, and office furniture which was $0.6 million lower than the same period in 2019. These declines were partially offset by $0.7 million higher sales to the government security market. Similarly, Security Products net sales decreased 13% in the first nine months of 2020 compared to the same period last year primarily due to $4.4 million in lower sales to the transportation market, $2.5 million in lower sales to distribution customers, and $1.2 million in lower sales to the office furniture market primarily as a result of the negative impact of COVID-19 on second quarter 2020 sales and the slower recovery of these markets in the third quarter as noted above.

Gross margin as a percentage of net sales for the third quarter was lower than the same period last year as higher cost inventory produced during the second quarter was sold in the third quarter.  Security Products inventory produced during the second quarter of 2020 had a higher carrying value compared to prior periods due higher fixed cost per unit of production as a result of lower production volumes during the second quarter of 2020. This negatively impacted our cost of sales during the third quarter of 2020 compared to the same period in the prior year as this higher cost inventory was sold. Gross margin for the first nine months of 2020 decreased compared to the same period in the prior year primarily due to the decline in gross margin in the third quarter of 2020 noted above. Additionally, gross margin was unfavorably impacted by increased medical costs of $0.5 million for the third quarter and $0.9 million for the first nine months of 2020 compared to the same periods in prior year. Operating costs and expenses in the third quarter of 2020 were comparable to the same period in the prior year. Operating costs decreased in the first nine months of 2020 compared to the same period last year predominantly due to decreased expenses related to travel and cancelled or postponed advertising expenses which were $0.4 million lower in aggregate. Operating income as a percentage of net sales for the third quarter and first nine months of 2020 decreased compared to the same periods of 2019 as a result of the factors impacting gross margin as well as reduced coverage of operating costs and expenses from lower sales for both comparative periods.

	Three months ended			Nine months ended
	September 30,			September 30,
	2019	2020	% Change	2019	2020	% Change
	(Dollars in thousands)			(Dollars in thousands)

Marine Components:
Net sales	$6,298	$7,217	15%	$19,574	$19,286	(1)%
Cost of sales	4,490	5,384	20	14,101	14,108	-
Gross margin	1,808	1,833	1	5,473	5,178	(5)
Operating costs and expenses	766	704	(8)	2,250	2,168	(4)
Operating income	$1,042	$1,129	8	$3,223	$3,010	(7)

Gross margin	28.7%	25.4%		28.0%	26.8%
Operating income margin	16.5	15.6		16.5	15.6

Marine Components. Marine Components net sales in the third quarter of 2020 increased 15% compared to the same period in 2019 primarily due to increased sales of $1.2 million to the towboat market. Marine Components net sales decreased 1% in the first nine months of 2020 compared to the same period in the prior year as increases in first and third quarter sales primarily to the towboat and center console boat markets were more than offset by lower sales in the second quarter 2020, the quarter most impacted by COVID-19. As a percentage of net sales, gross margin decreased in the third quarter of 2020 compared to the same period in 2019. Similar to Security Products, inventory sold in the third quarter of 2020 was primarily produced in the second quarter of 2020 and had a higher carrying value compared to prior periods due to higher fixed cost per unit of production as a result of lower production volumes during the second quarter of 2020. The gross margin percentage decreased in the first nine months of 2020 compared to the same period last year primarily due to the decline in gross margin in the third quarter of 2020 noted above. Operating income as a percentage of net sales for the third quarter and first nine months of 2020 decreased compared to the same periods of 2019 as a result of the factors impacting gross margin slightly offset by lower operating costs and expenses.

Outlook. In the third quarter of 2020, our sales began to recover from the historically low levels we experienced during the second quarter, although the COVID-19 pandemic continues to impact our operations and demand for our products. In the third quarter, our manufacturing operations returned to more normal production rates as demand from our customers began to return, although for the most part, below pre-pandemic levels. Our global and domestic supply chains remain intact, and we have experienced minimal supply chain disruptions. The markets we sell to have recovered to varying degrees, and we continue to work closely with all of our customers and monitor their progress as they continue to adjust their operations. Marine sales have outpaced prior year performance in the third quarter while the transportation, distribution and office furniture markets our Securities Products Segment serves have been slow to recover.  We expect these trends to continue for the remainder of the year.

Considerable effort continues at all of our locations to manage current COVID-19 conditions including enhanced health and safety protocols and additional cleaning and disinfecting efforts. Throughout the course of the COVID-19 pandemic, we have focused our efforts on maintaining efficient operations while closely managing our expenses and capital projects. In this regard, we are constantly evaluating our staffing levels and we believe our current staffing levels are aligned with our sales and production forecasts for the remainder of the year.

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

Based on current conditions, we expect to report reduced revenue and operating income in 2020 compared to 2019. We believe the second quarter of 2020 will be the period most impacted by reduced demand for our products due to COVID-19 as compared to 2019; however, due to the negative impact of higher fixed costs per unit of production in the third quarter as the result of lower production volumes in the second and third quarters of 2020 as discussed above, we expect operating income for the remainder of

2020 to continue to be lower than comparable periods. The severity of the impact of COVID-19 on the remainder of the year will depend on customer demand for our products, including the timing and extent to which our customers’ operations continue to be impacted, on our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. Our operations teams meet daily to ensure we are taking appropriate actions to maintain a safe working environment for all of our employees, minimize operational disruptions and manage inventory levels. We increased inventory at both of our segments during the second quarter of 2020 to keep our workforce productive by focusing on high-demand products and components. As expected, inventory balances declined over the third quarter and we expect inventory to further decline over the remainder of the year as we align our production to current demand levels. It is possible we may temporarily close one or more of our facilities for the health and safety of our employees before the COVID-19 crisis is over. We have significant cash balances of approximately $65.1 million at September 30, 2020, and we believe we are well positioned to navigate the uncertainty ahead.

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

Net cash provided by operating activities for the first nine months of 2020 decreased by $3.2 million as compared to the first nine months of 2019.  Changes in working capital were not material. The decrease is primarily due to the net effects of:

•	A $4.7 million decrease in operating income in 2020,
•

A $0.6 million decrease in interest received in 2020 due to lower average interest rates and a lower average affiliate receivable balance partially offset by the relative timing of interest received, and

•	A $1.3 million decrease in cash paid for taxes in 2020 due to lower operating income.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2019 to September 30, 2020 varied by segment, primarily as a result of relative changes in the timing of collections. For comparative purposes, we have provided December 31, 2018 and September 30, 2019 numbers below.

Days Sales Outstanding:	December 31, 2018	September 30, 2019	December 31, 2019	September 30, 2020
Security Products	43 Days	44 Days	38 Days	41 Days
Marine Components	30 Days	32 Days	27 Days	35 Days
Consolidated CompX	40 Days	41 Days	36 Days	39 Days

Our total average number of days in inventory increased from December 31, 2019 to September 30, 2020 as Security Products inventory, which was unusually high during the second quarter and had not yet fully returned to normalized levels at September 30. Conversely, the average number of days in inventory for Marine Components decreased primarily as a result of rapid sales growth for the quarter. For comparative purposes, we have provided December 31, 2018 and September 30, 2019 numbers below.

Days in Inventory:	December 31, 2018	September 30, 2019	December 31, 2019	September 30, 2020
Security Products	77 Days	83 Days	76 Days	85 Days
Marine Components	91 Days	90 Days	100 Days	77 Days
Consolidated CompX	80 Days	85 Days	81 Days	83 Days

Investing activities. Our capital expenditures were $1.3 million in the first nine months of 2020 compared to $2.5 million in the first nine months of 2019 as we have limited expenditures to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure as a result of the COVID-19 pandemic. During the first nine months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($25.2 million of gross borrowings and $22.8 million of gross repayments). During the first nine months of 2019, Valhi borrowed a net $2.7 million under the promissory note ($28.1 million of gross borrowings and $25.4 million of gross repayments). See Note 8 to the Condensed Consolidated Financial Statements.

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

All of our $65.1 million aggregate cash and cash equivalents at September 30, 2020 were held in the U.S.

Capital Expenditures. Firm purchase commitments for capital projects in process at September 30, 2020 totaled $0.2 million.  Our 2020 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. It is possible we will curtail or eliminate planned capital projects based on market conditions.

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

Recent accounting pronouncements –

See Note 9 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2020 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy Allbach Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a discussion of risk factors related to our businesses.

ITEM 6.	Exhibits.

Item No.	Exhibit Index

31.1	Certification
31.2	Certification
32.1	Certification
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 4, 2020	By:	/s/ Amy Allbach Samford
Amy Allbach Samford
Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller