Form 10-K
period 2020-12-31
COMPX INTERNATIONAL INC
filed 2021-03-03
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number 1-13905

COMPX INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0981653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700 Dallas, Texas 75240-2620 (Address of principal executive offices)
Registrant’s telephone number, including area code: (972) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	CIX	NYSE American

No securities registered pursuant to Section 12(g) of the Act.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit such files).    Yes  ☒    No   ☐

Whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1.7 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $23.3 million.

As of February 24, 2021, registrant had 12,451,157 shares of Class A common stock, $.01 par value per share, outstanding.

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

At December 31, 2020, (i) NL Industries, Inc. (NYSE: NL) owns approximately 86% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns approximately 92% of Valhi’s outstanding common stock.  As discussed in Note 1 to our Consolidated Financial Statements, a majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Industry Overview

We manufacture engineered components utilized in a variety of applications and industries. We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine and other industries. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.  See also Item 6 – “Selected Financial Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Segments

We have two operating business segments – Security Products and Marine Components.  For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements.

Manufacturing, Operations and Products

Security Products.  Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

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

Marine Components.  Our Marine Components segment manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats.  Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories
•	dash panels, LED indicators, and wire harnesses; and
•	grab handles, pin cleats and other accessories.

For information regarding our three principal manufacturing facilities, see “Item 2 – Properties.”

Raw Materials

Our primary raw materials are:

•	Security Products - zinc and brass (for the manufacture of locking mechanisms).
•	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 12% of our total cost of sales for 2020.  Total material costs, including purchased components, represented approximately 43% of our cost of sales in 2020.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel.

These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent.  At other times we may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, remained relatively stable through 2019 and 2020. Similarly, over the same periods, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While we expect the markets for our primary commodity-related raw materials to remain stable during 2021, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity.  Patents generally have a term of 20 years, and our patents have remaining terms ranging from 1 year to 19 years at December 31, 2020.

Our major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM® Turbine™ NARC iD® NARC® ecoForce®	CompX Marine® Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® Vantage View® GEN-X®

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2020 (United States Postal Service representing 17%). Our largest ten customers accounted for approximately 48% of our sales in 2020.

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

Human Capital Resources

Employees – Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. We have a well-trained labor force with a substantial number of long-tenured employees. We provide competitive compensation and benefits to our employees. In addition to salaries, these programs can include annual bonuses, defined contribution plans with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2020, we employed 513 people, all in the United States.  We strive to maintain good relationships with all of our employees at each of our facilities.

Health and Safety – Protecting the health and safety of our employees, our customers, our business partners and the natural environment is one of our core values. We are committed to conducting our business in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local permits and policies intended to protect the environment and we have established global policies designed to promote such compliance. We require our employees to comply with legal and regulatory requirements and our policies, standards and practices.

Diversity and Inclusion – We recognize that everyone deserves respect and equal treatment. We embrace diversity and collaboration in our workforce and our business initiatives. We are an equal opportunity employer and we base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which we operate. We promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

Environmental, Social and Governance (“ESG”)

We seek to operate our business in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. At a corporate level, we engage in periodic reviews of our cybersecurity program, including cybersecurity risk and threats, and have established stock ownership guidelines for our non-employee directors.

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual and quarterly information in this Form 10-K are presented as ended on March 31, June 30, September 30, and December 31, as applicable. The actual date of our fiscal years ended December 31, 2018, 2019 and 2020 are December 30, 2018, December 29, 2019, and January 3, 2021, respectively. Our fiscal year ending December 31, 2020 was a 53-week year. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports; proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compx.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of the documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Operational Risk Factors

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

Higher costs or limited availability of our raw materials could negatively impact our financial results.

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

Certain components used in our products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, global conflicts and public heath crises such as pandemics, could prevent our vendors from being able to supply these components. Should our vendors not be able to meet their supply obligations or should we be otherwise unable to obtain necessary raw materials or components, we may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

COVID-19 has affected our operations and may continue to affect our operations during 2021.

Our results of operations during 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of our products resulting from the rapid contraction of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of our segments’ products, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

We have 513 employees and operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols. We are designated an essential business in the states where we operate and are therefore permitted to fully operate during the pandemic, but because the COVID-19 pandemic affected the health and safety of our employees, we temporarily closed our Illinois facility for one week in the second quarter.  It is possible we may have additional temporary closures at one or more of our facilities for the health and safety of our workforce before the end of the pandemic if conditions warrant.

Legal, Compliance and Regulatory Risk Factors

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

General Risk Factors

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

Common Stock and Dividends.  Our Class A common stock is listed and traded on the NYSE American (symbol: CIX).  As of February 24, 2021, there were approximately 18 holders of record of CompX Class A common stock.

Performance Graph.  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2015 through December 31, 2020.  The peer group index is comprised of The Eastern Company and Strattec Security Corporation.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2015 and reinvestment of dividends.

	December 31,
	2015	2016	2017	2018	2019	2020
CompX International Inc.	$100	$144	$120	$125	$136	$137
Russell 2000 Index	100	121	139	124	155	186
Peer Group	100	88	104	84	90	112

Comparison of Cumulative Five Year Total Return

$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
CompX Intemational Inc.
Russell 2000
Peer Group

Equity compensation plan information.  We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2020, 140,950 shares are available for award under this plan.  See Note 8 to the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year.  2020 was a 53-week year; all other years shown are 52-week years.

	Years ended December 31,
	2016	2017	2018	2019	2020
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$108.9	$112.0	$118.2	$124.2	$114.5
Gross margin	35.2	34.8	38.3	39.0	32.8
Operating income	15.6	15.2	17.8	17.7	11.8
Non-operating income - interest income	0.4	1.9	2.7	3.3	1.7
Provision for income taxes	5.5	4.0	5.2	4.9	3.2
Net income	10.5	13.2	15.3	16.0	10.3

Per Share Data:
Diluted earnings	$.84	$1.06	$1.23	$1.29	$.83
Cash dividends	.20	.20	.20	.28	.40
Weighted average common shares outstanding	12.4	12.4	12.4	12.4	12.4

Balance Sheet Data (at year end):
Cash and other current assets	$59.2	$56.4	$76.3	$95.1	$101.2
Total assets	144.0	151.0	166.4	178.5	184.0
Current liabilities	13.3	11.3	13.7	13.1	13.2
Stockholders' equity	125.8	136.6	149.6	162.2	167.7

Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$13.9	$12.6	$17.2	$18.5	$15.5
Investing activities	(30.6)	(13.6)	1.1	2.9	(3.1)
Financing activities	(2.5)	(2.5)	(2.5)	(3.5)	(5.0)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  We also manufacture stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine and other industries through our Marine Components segment.

Operating Income Overview

We experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, we began receiving requests from certain customers of both our Security Products and Marine Components segments to postpone shipments, in some cases because our customers’ production facilities were temporarily closed. The second quarter of 2020 sustained the greatest impact from COVID-19 related order cancellations and delays. In the third and fourth quarters, Marine Components experienced significant recovery in sales, while Security Products sales generally recovered, though not to pre-pandemic levels. We reported operating income of $11.8 million in 2020 compared to operating income of $17.7 million in 2019 and $17.8 million in 2018. The decrease in operating income in 2020 over 2019 is primarily due to a decline in net sales and gross margins discussed below. Operating income in 2019 was comparable to operating income in 2018.

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

Results of Operations - 2020 Compared to 2019 and 2019 Compared to 2018

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(In millions)
Net sales	$118.2	$124.2	$114.5	5%	(8)%
Cost of sales	79.9	85.2	81.7	7	(4)

Gross margin	38.3	39.0	32.8	2	(16)

Operating costs and expenses	20.5	21.3	21.0	4	(1)

Operating income	$17.8	$17.7	$11.8	(1)	(33)

Percent of net sales:
Cost of sales	67.6%	68.6%	71.3%
Gross margin	32.4	31.4	28.7
Operating costs and expenses	17.3	17.1	18.4
Operating income	15.1	14.2	10.3

Net Sales. Net sales decreased approximately $9.7 million in 2020 compared to 2019 primarily due to lower Security Products sales across a variety of markets due to reduced demand resulting from the COVID-19 pandemic, offset slightly by higher Marine Component sales to the towboat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $6.0 million in 2019 compared to 2018 primarily due to higher Marine Components sales to the towboat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of Sales and Gross Margin.  Cost of sales decreased in 2020 compared to 2019 primarily due to the effects of lower sales for Security Products slightly offset by the higher Marine Component sales discussed above. Gross margin as a percentage of sales decreased over the same period primarily as a result of lower gross margin percentage at Security Products.

Cost of sales increased in 2019 compared to 2018 due to the effects of increased sales for both Security Products and Marine Components and increased labor costs at Security Products.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in Security Products gross margin percentage in 2019 as compared to 2018.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment.  Operating costs and expenses as a percentage of sales increased in 2020 compared to 2019 due to the effect of lower sales. Operating costs and expenses as a percentage of sales in 2019 were comparable to 2018.

Operating Income. As a percentage of net sales, operating income decreased from 2019 to 2020 and decreased from 2018 to 2019. Operating margins were primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 43% of our cost of sales in 2020, with commodity-related raw materials accounting for approximately 12% of our cost of sales. During 2019 and 2020, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, remained relatively stable. Over those same periods, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, also remained relatively stable. While we expect the markets for our primary commodity-related raw materials to remain stable during 2021, we recognize that economic conditions could introduce renewed volatility on these and other manufacturing materials.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

  Interest Income. Interest income in 2020 decreased compared to 2019 primarily due to lower average loan balances and lower interest rates on our loan to an affiliate as well as lower interest rates on our cash investments. Interest income in 2019 increased compared to 2018 primarily due to higher average loan balances and higher interest rates on our loan to an affiliate as well as higher average investment balances and higher interest rates on our cash investments. See Note 9 to the Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate of 21% is included in Note 7 to the Consolidated Financial Statements. As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate was 25% in 2018 and 24% in each of 2019 and 2020. Our effective income tax rate was lower in 2019 as compared to 2018 primarily due to recognizing a current cash tax benefit of $0.2 million in 2019  resulting from a deduction under the foreign derived intangible income provisions ($0.1 million of such current cash tax benefit is related to 2018). See Notes 7 and 10 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2021 to be comparable to our effective income tax rate for 2020.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below).  For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(In millions)
Security Products:
Net sales	$98.4	$99.3	$87.9	1%	(12)%
Cost of sales	65.5	67.1	62.1	2	(7)
Gross margin	32.9	32.2	25.8	(2)	(20)
Operating costs and expenses	11.0	11.2	10.9	3	(3)
Operating income	$21.9	$21.0	$14.9	(4)	(29)

Gross margin	33.4%	32.5%	29.4%
Operating income margin	22.3	21.2	17.0

Security Products.  Security Products net sales decreased 12% to $87.9 million in 2020 compared to $99.3 million in 2019. Certain security products market segments were slower to recover from the negative impact of COVID-19, primarily in the second and third quarters, including transportation which had $4.4 million lower sales than the 2019, distribution customers which were $2.5 million lower than 2019, and office furniture which was $1.8 million lower than the same period in 2019. Gross margin and operating income margin for 2020 declined as compared to 2019 primarily due to lower sales and higher cost inventory produced during the second and third quarters and sold in the last half of the year. Security Products inventory produced during the second and third quarters of 2020 had a higher carrying value compared to prior periods due to higher cost per unit of production as a result of lower production volumes during these quarters of 2020. This negatively impacted our gross margin and operating income margin as this higher cost inventory was sold during the last half of 2020. Additionally, gross margin and operating income margin were unfavorably impacted by employer paid medical costs, unrelated to the pandemic, which increased $2.1 million in 2020 compared to 2019.

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

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(In millions)
Marine Components:
Net sales	$19.8	$24.9	$26.6	26%	7%
Cost of sales	14.4	18.2	19.6	26	8
Gross margin	5.4	6.7	7.0	25	5
Operating costs and expenses	2.7	3.1	2.9	16	(4)
Operating income	$2.7	$3.6	$4.1	33	12

Gross margin	27.2%	27.0%	26.4%
Operating income margin	13.8	14.6	15.3

Marine Components. Marine Components net sales increased 7% in 2020 as compared to 2019 primarily due to increased sales of $2.9 million to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer, predominantly in the second half of the year. Gross margin as a percentage of sales in 2020 was slightly below 2019 due to higher cost inventory produced during the second quarter and sold in the third quarter of the year, as well as higher depreciation expense resulting from the timing of capital expenditures. Operating income as a percentage of net sales increased in 2020 compared to 2019 principally due to the slight decrease in operating costs and expenses.

Marine Components net sales increased 26% in 2019 as compared to 2018 primarily due to increased sales to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross margin as a percentage of sales in 2019 was comparable to 2018. Operating income as a percentage of net sales increased in 2019 compared to 2018 principally due to improved coverage on operating costs and expenses facilitated by higher production volumes.

Outlook. In the second half of 2020, our sales began to recover from the historically low levels we experienced during the second quarter, with sales steadily improving for the remainder of the year. The COVID-19 pandemic continues to impact our operations and demand for our products particularly in the transportation, office furniture and distribution markets served by our Security Products segment. In the second half of the year, our manufacturing operations returned to more normal production rates as demand from our customers began to return, although for our Security Products segment, below pre-pandemic levels. Our global and domestic supply chains remain intact, and we have experienced minimal supply chain disruptions. The markets we sell to have recovered to varying degrees, and we continue to work closely with all our customers and monitor their progress as they continue to adjust their operations. Even with the severe downturn during the second quarter, Marine Component segment sales outpaced prior year as demand for recreational boats increased as people sought socially distanced, outdoor activities.  We expect these trends to continue for at least the first part of 2021.

Considerable effort continues at all our locations to manage COVID-19 conditions including enhanced health and safety protocols and cleaning and disinfecting efforts. Throughout the course of the COVID-19 pandemic, we have focused our efforts on maintaining efficient operations while closely managing our expenses and capital projects. In this regard, we are constantly evaluating our staffing levels and we believe our current staffing levels are aligned with our sales and production forecasts for the first part of 2021.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the gradual resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 cases in certain regions. The success and timing of these mitigating actions will depend in part on continued deployment of effective tools to fight COVID-19, including availability of testing, effective treatments and vaccine distribution, before economic growth is likely to return to pre-pandemic levels. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, we expect to report increased revenue and operating income in 2021 compared to 2020 but we do not expect Security Products to return to pre-pandemic levels experienced in 2019. As noted above, our Security Products production volumes remain below 2019 levels. As a result, we expect to continue to experience the negative impact of higher fixed costs per unit of production during 2021 which will continue to challenge gross margins in the segment. The severity of the impact of COVID-19 on 2021 will depend on customer demand for our products, including the timing and extent to which our customers’ operations continue to be impacted, on our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. Our operations teams meet frequently to ensure we are taking appropriate actions to maintain a safe working environment for all our employees, minimize operational disruptions, manage inventory levels and improve operating margins. It is possible we may temporarily close one or more of our facilities for the health and safety of our employees before the COVID-19 pandemic is over.

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

•

Goodwill – Our goodwill totaled $23.7 million at December 31, 2020, all relating to our Security Products reporting unit, which corresponds to our Security Products operating segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete the two-step quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step quantitative impairment test.

When performing a qualitative assessment, considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

Evaluations of possible impairment utilizing the two-step quantitative impairment test require us to estimate, among other factors: forecasts of future operating results, revenue growth, operating margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values, and fair values of our reporting units and assets.  The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions.  If any of these factors were to materially change, such change may require revaluation of our goodwill.  Changes in estimates or the application of alternative assumptions could produce significantly different results.

In 2020, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely- than-not the fair value of the Security Products reporting unit exceeded its carrying amount.  See Notes 1 and 5 to our Consolidated Financial Statements.

•

Long-lived assets – The net book value of our property and equipment totaled $28.9 million at December 31, 2020. We assess property and equipment for impairment only when circumstances indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2020 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings.  Depreciation and amortization were comparable in each of 2020, 2019 and 2018. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Such changes in assets and liabilities generally tend to even out over time.  However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $15.5 million in 2020 compared to $18.5 million in 2019.  The $3.0 million decrease in cash provided by operating activities was primarily the net result of:

•	A $5.8 million decrease in operating income in 2020,
•

A $1.0 million decrease in interest received in 2020 due to and lower average interest rates and to a lesser extent lower average loan balances on our loan to an affiliate, partially offset by the relative timing of interest received,

•	A $1.8 million decrease in cash paid for taxes in 2020 due to lower operating income, and
•	A higher amount of net cash provided by relative changes in inventories, receivables, payables and non-tax accruals of $2.2 million.

Cash provided by operating activities was $18.5 million in 2019 compared to $17.2 million in 2018.  The $1.3 million increase in cash provided by operating activities was primarily the net result of:

•	A $1.1 million increase in interest received in 2019,
•	A $0.7 million increase in cash paid for taxes in 2019 due to the relative timing of payments, and
•	A lower amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $0.6 million.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2019 to December 31, 2020 primarily as a result of the timing of sales and collections in the last month of 2020 as compared to 2019.  For comparative purposes, we have provided 2018 numbers below.

Days Sales Outstanding:	December 31, 2018	December 31, 2019	December 31, 2020
Security Products	43 Days	38 Days	35 Days
Marine Components	30 Days	27 Days	24 Days
Total	40 Days	36 Days	33 Days

As shown below, our average number of days in inventory decreased from December 31, 2019 to December 31, 2020, particularly for Marine Components. The average number of days in inventory for Marine Components decreased primarily as a result of rapid sales growth in the fourth quarter of 2020. For comparative purposes, we have provided 2018 numbers below.

Days in Inventory:	December 31, 2018	December 31, 2019	December 31, 2020
Security Products	77 Days	76 Days	75 Days
Marine Components	91 Days	100 Days	75 Days
Total	80 Days	81 Days	75 Days

Investing activities.  Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $3.1 million in 2018, $3.2 million in 2019 and $1.7 million in 2020. As a result of the COVID-19 pandemic, we limited 2020 expenditures to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.  See Note 2 to our Consolidated Financial Statements.

Capital expenditures for 2021 are estimated at approximately $4.0 million primarily to maintain and improve the cost-effectiveness of our facilities and equipment.  Capital spending for 2021 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million. Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022.  Loans made to Valhi at any time under the agreement are at our discretion. During 2019, Valhi repaid a net $5.9 million under the promissory note for an outstanding balance of $28.1 million at December 31, 2019 ($34.9 million of gross borrowings and $40.8 million of gross repayments). During 2020, Valhi borrowed a net $1.4 million under the promissory note for an outstanding balance of $29.5 million at December 31, 2020 ($34.8 million of gross borrowings and $33.4 million of gross repayments). See Note 9 to our Consolidated Financial Statements.

Financing activities.  Cash dividends paid totaled $2.5 million ($.20 per share, or $.05 per share per quarter) in 2018, $3.5 million ($.28 per share, or $.07 per share per quarter) in 2019, and $5.0 million ($.40 per share, or $.10 per share per quarter) in 2020. On March 3, 2021 our board of directors declared a first quarter 2021 dividend of $.20 per share, to be paid on March 23, 2021 to CompX stockholders of record as of March 15, 2021. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $70.6 million aggregate cash and cash equivalents at December 31, 2020 were held in the U.S.

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

Commitments and contingencies

As more fully described in the notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to our Consolidated Financial Statements.  The following table summarizes such contractual commitments as of December 31, 2020 by the type and date of payment.

	Payments due by period
	Total	2021	2022-2023	2024-2025	2026 and after
	(In thousands)
Operating leases	$65	$62	$2	$1	$—
Purchase obligations	13,142	13,124	18	—	—
Income taxes	952	952	—	—	—
Fixed asset acquisitions	324	324	—	—	—

Total contractual cash obligations	$14,483	$14,462	$20	$1	$—

The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for those commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials), is also based on the contractual payment amount and the contractual payment date for those commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2020, which is assumed to be paid during 2021. Fixed asset acquisitions include firm purchase commitments for capital projects.

Recent accounting pronouncements

See Note 12 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates.  We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate. The outstanding principal amount of the note receivable from affiliate of $29.5 million at December 31, 2020 bears interest at prime plus 1.0% (4.25% at December 31, 2020). We received interest income of $1.5 million from the note during 2020.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications.  Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2020 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Item No.	Exhibit Item

3.1	Second Amended and Restated Certificate of Incorporation of Registrant – incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2018.

3.2	Certificate of Retirement – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 5, 2018.

3.3**	Amended and Restated Bylaws of Registrant, adopted by the Board of Directors March 3, 2021.

4.1	Description of Capital Stock – incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 26, 2020.

10.1

Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004.

10.2*

CompX International Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 6, 2013.

10.3

Tax Sharing Agreement between the Registrant, NL Industries, Inc. and Contran Corporation dated as of January 1, 2020 – incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 26, 2020.

10.4

Second Amended and Restated Agreement Regarding Shared Insurance among the Registrant, Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., and Valhi, Inc. dated January 25, 2019 – incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019.

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2020 in the original principal amount of $40 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016.

Item No.	Exhibit Item (continued)

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 3, 2021	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	March 3, 2021
Loretta J. Feehan

/s/ Robert D. Graham	Vice Chairman of the Board	March 3, 2021
Robert D. Graham

/s/ Amy A. Samford	Vice President, Chief Financial Officer	March 3, 2021
Amy A. Samford	(Principal Financial Officer)

/s/ Amy E. Ruf	Vice President, Controller	March 3, 2021
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	March 3, 2021
Thomas E. Barry

/s/ David A. Bowers	Director	March 3, 2021
David A. Bowers

/s/ Terri L. Herrington	Director	March 3, 2021
Terri L. Herrington

/s/ Ann Manix	Director	March 3, 2021
Ann Manix

/s/ Mary A. Tidlund	Director	March 3, 2021
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 3, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Security Products Reporting Unit

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $23.7 million as of December 31, 2020, all of which related to the Company’s Security Products reporting unit, which corresponds to its Security Products operating segment.  As disclosed by management, management performs an annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Management first assesses qualitative factors to determine whether it is more likely than not the fair value of the Security Products reporting unit is less than its carrying value. When performing a qualitative assessment, considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in management’s impairment evaluations include historical profits and stability of the markets served. In 2020, management used the qualitative assessment for the annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as management concluded it was more likely than not the fair value of the Security Products reporting unit exceeded its carrying amount.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Security Products reporting unit is a critical audit matter are (i) the significant judgment by management when performing the qualitative impairment assessment and (ii)  the high degree of auditor judgment and subjectivity in performing procedures and evaluating evidence relating to management’s qualitative impairment assessment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment and the review of qualitative factors affecting the Security Products reporting unit. These procedures also included, among others, (i) evaluating management’s qualitative impairment assessment by analyzing financial performance of the Security Products reporting unit, the Company’s market capitalization and other events or circumstances impacting the reporting unit and (ii) comparing actual financial performance with forecasted financial performance used in previous impairment assessments to evaluate management’s assessment of whether it is more likely than not that the fair value of each reporting unit is less than the carrying value.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 3, 2021

We have served as the Company's auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2019	2020

Current assets:
Cash and cash equivalents	$63,255	$70,637
Accounts receivable, net	11,870	10,731
Inventories	18,348	18,337
Prepaid expenses and other	1,624	1,541

Total current assets	95,097	101,246

Other assets:
Note receivable from affiliate	28,100	29,500
Goodwill	23,742	23,742
Other noncurrent	590	607

Total other assets	52,432	53,849

Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,146
Equipment	67,718	68,227
Construction in progress	1,002	1,010
	96,707	97,323

Less accumulated depreciation	65,692	68,373

Net property and equipment	31,015	28,950

Total assets	$178,544	$184,045

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2019	2020

Current liabilities:
Accounts payable and accrued liabilities	$12,078	$12,198
Income taxes payable to affiliate	984	952

Total current liabilities	13,062	13,150

Noncurrent liabilities -
Deferred income taxes	3,287	3,239

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares
authorized, none issued	-	-
Class A common stock, $.01 par value;
20,000,000 shares authorized; 12,443,057 and
12,451,157 shares issued and outstanding	124	124
Additional paid-in capital	55,869	55,987
Retained earnings	106,202	111,545

Total stockholders' equity	162,195	167,656

Total liabilities and stockholders’ equity	$178,544	$184,045

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2018	2019	2020

Net sales	$118,217	$124,243	$114,537
Cost of sales	79,946	85,280	81,689

Gross margin	38,271	38,963	32,848

Selling, general and administrative expense	20,460	21,297	21,031

Operating income	17,811	17,666	11,817

Interest income	2,664	3,270	1,680

Income before income taxes	20,475	20,936	13,497

Provision for income taxes	5,150	4,938	3,174

Net income	$15,325	$15,998	$10,323

Basic and diluted earnings per common share	$1.23	$1.29	$0.83

Basic and diluted weighted average
shares outstanding	12,432	12,440	12,448

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2019 and 2020

(In thousands, except per share data)

			Additional		Total
	Common stock		paid-in	Retained	stockholders'
	Class A	Class B	capital	earnings	equity

Balance at December 31, 2017	$24	$100	$55,612	$80,849	$136,585

Net income	-	-	-	15,325	15,325
Share conversion	100	(100)	-	-	-
Cash dividends ($0.20 per share)	-	-	-	(2,487)	(2,487)
Issuance of common stock	-	-	139	-	139

Balance at December 31, 2018	124	-	55,751	93,687	149,562

Net income	-	-	-	15,998	15,998
Cash dividends ($0.28 per share)	-	-	-	(3,483)	(3,483)
Issuance of common stock	-	-	118	-	118

Balance at December 31, 2019	124	-	55,869	106,202	162,195

Net income	-	-	-	10,323	10,323
Cash dividends ($0.40 per share)	-	-	-	(4,980)	(4,980)
Issuance of common stock	-	-	118	-	118

Balance at December 31, 2020	$124	$-	$55,987	$111,545	$167,656

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2018	2019	2020

Cash flows from operating activities:
Net income	$15,325	$15,998	$10,323
Depreciation and amortization	3,454	3,684	3,827
Deferred income taxes	86	89	(48)
Other, net	289	458	346
Change in assets and liabilities:
Accounts receivable, net	(1,709)	250	1,118
Inventories, net	(1,846)	(1,439)	(193)
Accounts payable and accrued liabilities	1,619	(399)	95
Accounts with affiliates	152	(203)	449
Other, net	(207)	27	(415)

Net cash provided by operating activities	17,163	18,465	15,502

Cash flows from investing activities:
Capital expenditures	(3,117)	(3,166)	(1,740)
Proceeds from sale of fixed assets, net	-	125	-
Note receivable from affiliate:
Collections	51,000	40,800	33,428
Advances	(46,800)	(34,900)	(34,828)

Net cash provided by (used in) investing activities	1,083	2,859	(3,140)

Cash flows from financing activities -
Dividends paid	(2,487)	(3,483)	(4,980)

Net increase	15,759	17,841	7,382
Balance at beginning of year	29,655	45,414	63,255

Balance at end of year	$45,414	$63,255	$70,637

Supplemental disclosures -
Cash paid for income taxes	$4,370	$5,027	$3,261

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 – Summary of significant accounting policies:

Organization.  We (NYSE American: CIX) are approximately 86% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2020.  We manufacture and sell component products (security products and recreational marine components).  At December 31, 2020, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Unless otherwise indicated, references in this report to “we,” “us,” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Our results of operations in 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, due to government mandated closures and reduced demand for many of our products resulting from the rapid contraction of vast areas of the economy. The extent of the impact of the COVID-19 pandemic on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the economy, including the timing and extent to which our customers’ operations continue to be impacted, our customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict.

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

Fiscal year.  Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. Each of the years ended December 31, 2018 and 2019 consisted of 52 weeks. The year ended December 31, 2020 consisted of 53 weeks. For presentation purposes, annual and quarterly information in the consolidated financial statements and accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable. The actual date of our fiscal years are December 30, 2018, December 29, 2019, and January 3, 2021, respectively.

Cash and cash equivalents.  We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Net sales.  Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and such payment being probable of occurring.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products. Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component. We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration). Variable consideration, to the extent present, is not material and is recognized as the amount to which we are most likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.  Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

We have determined that our disclosure of sales by segment meets the requirements to disclose a disaggregation of our sales into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 2.

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

Selling, general and administrative expenses; advertising costs.  Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We expense advertising and research and development costs as incurred.  Advertising costs were not significant in 2018, 2019 or 2020.

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

Leases. We enter into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration. We lease various facilities and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract. We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception. All of our leases are classified as operating leases under ASC Topic 842, Leases. Operating leases are not material.

Employee benefit plans.  We maintain various defined contribution plans in which we make contributions based on matching or other formulas.  Defined contribution plan expense approximated $3.0 million in 2018, $3.2 million in 2019 and $3.0 million in 2020.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis.  Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $4.3 million in 2018, $5.0 million in 2019 and $3.2 million in 2020.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. We did not have a reserve for uncertain tax positions in 2018, 2019 or 2020.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. At December 31, 2020, we had two reportable operating segments – Security Products and Marine Components.

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

The chief operating decision maker evaluates segment performance based on segment operating income, which is defined as income before income taxes, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of long-lived assets outside the ordinary course of business).  The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment but exclude amounts attributable to business combinations.

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

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Net sales:
Security Products	$98,383	$99,328	$87,863
Marine Components	19,834	24,915	26,674
Total net sales	$118,217	$124,243	$114,537

Operating income (loss):
Security Products	$21,947	$21,013	$14,926
Marine Components	2,738	3,644	4,088
Corporate	(6,874)	(6,991)	(7,197)
Total operating income	17,811	17,666	11,817
Interest income	2,664	3,270	1,680
Income before taxes	$20,475	$20,936	$13,497

Depreciation and amortization:
Security Products	$2,914	$3,056	$3,069
Marine Components	535	627	757
Corporate	5	1	1
Total	$3,454	$3,684	$3,827

Capital expenditures:
Security Products	$2,126	$1,530	$1,252
Marine Components	991	1,636	458
Corporate	-	-	30
Total	$3,117	$3,166	$1,740

Net sales point of destination:
United States	$108,773	$114,186	$107,712
Canada	6,436	7,257	4,423
Mexico	1,438	922	431
Other	1,570	1,878	1,971
Total	$118,217	$124,243	$114,537

	December 31,
	2018	2019	2020
	(In thousands)
Total assets:
Security Products	$74,714	$73,697	$70,755
Marine Components	14,189	15,256	15,515
Corporate	77,526	89,591	97,775
Total	$166,429	$178,544	$184,045

Intersegment sales are not material.

Net property and equipment for 2018, 2019 and 2020 is entirely located within the United States.

Note 3 – Accounts receivable, net:

	December 31,	December 31,
	2019	2020
	(In thousands)
Accounts receivable, net:
Security Products	$10,321	$8,797
Marine Components	1,619	2,004
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$11,870	$10,731

Note 4 – Inventories:

	December 31,	December 31,
	2019	2020
	(In thousands)
Raw materials:
Security Products	$2,134	$2,318
Marine Components	807	902
Total raw materials	2,941	3,220
Work-in-process:
Security Products	9,138	9,214
Marine Components	2,633	2,454
Total work-in-process	11,771	11,668
Finished goods:
Security Products	2,582	2,235
Marine Components	1,054	1,214
Total finished goods	3,636	3,449
Total inventories, net	$18,348	$18,337

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

In 2018, 2019 and 2020, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill.  As permitted by GAAP, during each of 2018, 2019 and 2020 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.

Our gross goodwill at December 31, 2020 is $33.6 million. Prior to 2018, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2019	2020
	(In thousands)
Accounts payable:
Security Products	$1,975	$1,859
Marine Components	539	773
Accrued liabilities:
Employee benefits	8,331	8,431
Customer tooling	264	393
Taxes other than on income	350	301
Insurance	167	172
Sales rebates	117	79
Other	335	190
Total accounts payable and accrued liabilities	$12,078	$12,198

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Provision for income taxes:
Currently payable	$5,064	$4,849	$3,222
Deferred income tax expense (benefit)	86	89	(48)
Total	$5,150	$4,938	$3,174

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$4,300	$4,397	$2,835
State income taxes	812	742	378
Foreign derived intangible income benefit	—	(201)	(55)
Other, net	38	—	16
Total	$5,150	$4,938	$3,174

Under the “Tax Cuts and Jobs Act,” domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income provisions.  We qualify for this deduction and recognized a current cash tax benefit of $0.2 million in 2019 ($0.1 million of such current cash tax benefit is related to 2018) and $0.1 million in 2020. See also Note 10 to our Consolidated Financial Statements.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property. We have evaluated the relevant provisions of the CARES Act and determined the impact is not material to our tax provision.

The components of the net deferred tax liability are summarized below.

	December 31,
	2019	2020
	(In thousands)
Tax effect of temporary differences related to:
Inventories	$400	$356
Property and equipment	(3,058)	(2,887)
Accrued liabilities and other deductible differences	19	18
Accrued employee benefits	1,054	982
Goodwill	(1,693)	(1,693)
Other taxable differences	(9)	(15)
Total deferred tax liability	$(3,287)	$(3,239)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our income tax returns prior to 2017 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Class A	Class B
	Issued and outstanding	Issued and outstanding

Balance at December 31, 2017	2,426,107	10,000,000
Share conversion	10,000,000	(10,000,000)
Issued	9,450	—
Balance at December 31, 2018	12,435,557	—
Issued	7,500	—
Balance at December 31, 2019	12,443,057	—
Issued	8,100	—
Balance at December 31, 2020	12,451,157	—

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

Share repurchases and cancellations. Prior to 2018, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares.  Repurchased shares will be added to our treasury and cancelled. We made no treasury purchases during 2018, 2019 or 2020 and at December 31, 2020, approximately 678,000 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to non-employee members of our board of directors.  All of the Class A common shares we issued in 2018, 2019 and 2020 were issued under this plan.  At December 31, 2020, 140,950 shares were available for award under this plan.

Dividends. We paid regular quarterly dividends of $.05 per share during 2018, $0.07 per share during 2019 and $.10 per share during 2020. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

Note 9 – Related party transactions:

We may be deemed to be controlled by Ms. Lisa Simmons and the Family Trust.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with these individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, prior to 2018, we entered into an unsecured revolving demand promissory note with Valhi whereby we have agreed to loan Valhi up to $40 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022. Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2019 and 2020, the outstanding principal balance receivable from Valhi under the promissory note was $28.1 million and $29.5 million, respectively. Interest income (including unused commitment fees) on our loan to Valhi was $2.1 million in 2018, $2.4 million in 2019 and $1.5 million in 2020.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon estimates of time devoted to our affairs by individual Contran employees and the compensation of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate ISA fees annually and agreements renew quarterly. Fees pursuant to these agreements aggregated $3.5 million in 2018, $3.4 million in 2019 and $3.4 million in 2020.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites. EWI RE, Inc., a subsidiary of NL, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to NL’s sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from the insurance and reinsurance underwriters for the policies that it brokered. The aggregate amounts we paid under the group insurance program were approximately $2.0 million in 2018 and $2.3 million through the date of the sale in 2019. These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers. Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI, and we continue to utilize Tall Pines to underwrite certain insurance risks. During 2020, we paid $2.8 million under the group insurance program, which amount principally represents insurance premiums, including $0.7 million for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers (which prior to the sale were made through EWI) for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect that these relationships in place during 2020 will continue in 2021.

With respect to certain of such jointly-owned insurance policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, and in the event that the available coverage under a particular policy would become exhausted by one or more claims, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss arising because the available coverage had been exhausted by one or more claims will be shared ratably amongst those entities that had submitted claims under the relevant policy. We believe the benefits, in the form of reduced premiums and broader coverage associated with the group coverage for such policies, justifies the risk associated with the potential for any uninsured loss.

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

Environmental matters and litigation. Our operations are governed by various federal, state and local environmental laws and regulations. Our policy is to comply with environmental laws and regulations at all of our facilities and to continually strive to improve environmental performance in association with applicable industry initiatives. We believe our operations are in substantial compliance with applicable requirements of environmental laws. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

Income taxes. From time to time, we undergo examinations of our income tax returns, and tax authorities have or may propose tax deficiencies. We believe we have adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and we believe that the ultimate disposition of all such examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Concentration of credit risk.  Our products are sold primarily in North America to original equipment manufacturers.  Our ten largest customers accounted for approximately 44% of sales in 2018, 47% in 2019 and 48% in 2020.  One customer of the Security Products segment accounted for 13% of consolidated sales in 2018, 14% in 2019 and 17% in 2020.

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		December 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value

Cash and cash equivalents	$63,255	$63,255	$70,637	$70,637
Accounts receivable, net	11,870	11,870	10,731	10,731
Accounts payable	2,514	2,514	2,632	2,632

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent Accounting Pronouncements:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas. The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. We adopted this ASU in the first quarter of 2020 and the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Note 13 – Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2019:
Net sales	$31.2	$33.7	$29.7	$29.6
Gross margin	9.6	10.9	9.5	9.0
Operating income	4.3	5.6	4.3	3.5
Net income	4.0	4.9	3.9	3.2

Basic and diluted earnings per share	$.32	$.39	$.31	$.26

2020:
Net sales	$32.3	$23.8	$28.4	$30.0
Gross margin	10.4	7.4	7.3	7.7
Operating income	5.0	2.4	2.1	2.3
Net income	4.3	2.1	1.8	2.1

Basic and diluted earnings per share	$.34	$.17	$.15	$.17

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted-average number of shares used in the per share computations.