Form 10-Q
period 2021-03-31
COMPX INTERNATIONAL INC
filed 2021-05-04
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of April 29, 2021, the registrant had 12,401,157 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2020	2021
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$70,637	$64,747
Accounts receivable, net	10,731	16,858
Inventories, net	18,337	18,153
Prepaid expenses and other	1,541	2,049
Total current assets	101,246	101,807
Other assets:
Note receivable from affiliate	29,500	29,200
Goodwill	23,742	23,742
Other noncurrent	607	591
Total other assets	53,849	53,533
Property and equipment:
Land	4,940	4,940
Buildings	23,146	23,146
Equipment	68,227	68,659
Construction in progress	1,010	935
	97,323	97,680
Less accumulated depreciation	68,373	69,219
Net property and equipment	28,950	28,461
Total assets	$184,045	$183,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,198	$9,497
Income taxes payable to affiliate	952	1,804
Total current liabilities	13,150	11,301
Noncurrent liabilities -
Deferred income taxes	3,239	3,404
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,987	55,232
Retained earnings	111,545	113,740
Total stockholders' equity	167,656	169,096
Total liabilities and stockholders’ equity	$184,045	$183,801

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Net sales	$32,311	$35,924
Cost of sales	21,880	24,889
Gross margin	10,431	11,035
Selling, general and administrative expense	5,411	5,218
Operating income	5,020	5,817
Interest income	607	338
Income before income taxes	5,627	6,155
Provision for income taxes	1,356	1,470
Net income	$4,271	$4,685

Basic and diluted net income per common share	$0.34	$0.38

Basic and diluted weighted average shares outstanding	12,443	12,443

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Three months ended March 31, 2020 and 2021 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity

Balance at December 31, 2019	$124	$55,869	$106,202	$—	$162,195
Net income	—	—	4,271	—	4,271
Cash dividends ($0.10 per share)	—	—	(1,244)	—	(1,244)
Balance at March 31, 2020	$124	$55,869	$109,229	$—	$165,222

Balance at December 31, 2020	$124	$55,987	$111,545	$—	$167,656
Net income	—	—	4,685	—	4,685
Cash dividends ($0.20 per share)	—	—	(2,490)	—	(2,490)
Treasury stock:
Acquired	—	—	—	(755)	(755)
Retired	—	(755)	—	755	—
Balance at March 31, 2021	$124	$55,232	$113,740	$—	$169,096

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$4,271	$4,685
Depreciation and amortization	950	949
Deferred income taxes	93	165
Other, net	62	35
Change in assets and liabilities:
Accounts receivable, net	(3,362)	(6,127)
Inventories, net	(673)	151
Accounts payable and accrued liabilities	(3,011)	(2,595)
Accounts with affiliates	1,389	936
Prepaids and other, net	76	(576)
Net cash used in operating activities	(205)	(2,377)
Cash flows from investing activities:
Capital expenditures	(360)	(568)
Note receivable from affiliate:
Collections	18,228	11,900
Advances	(15,628)	(11,600)
Net cash provided by (used in) investing activities	2,240	(268)
Cash flows from financing activities:
Dividends paid	(1,244)	(2,490)
Treasury stock acquired	—	(755)
Net cash used in financing activities	(1,244)	(3,245)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	791	(5,890)
Balance at beginning of period	63,255	70,637
Balance at end of period	$64,046	$64,747
Supplemental disclosures -
Cash paid for income taxes	$-	$446

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2021. We manufacture and sell component products (security products and recreational marine components). At March 31, 2021, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2021 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2020, December 31, 2020 and March 31, 2021. The actual dates of our annual and quarterly periods are March 29, 2020, January 3, 2021 and April 4, 2021, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2020	2021
	(In thousands)
Net sales:
Security Products	$25,469	$25,885
Marine Components	6,842	10,039
Total net sales	$32,311	$35,924

Operating income (loss):
Security Products	$5,713	$5,490
Marine Components	1,082	1,943
Corporate operating expenses	(1,775)	(1,616)
Total operating income	5,020	5,817
Interest income	607	338
Income before income taxes	$5,627	$6,155

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2020	2021
	(In thousands)
Accounts receivable, net:
Security Products	$8,797	$13,228
Marine Components	2,004	3,700
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,731	$16,858

Note 4 – Inventories, net:

	December 31,	March 31,
	2020	2021
	(In thousands)
Raw materials:
Security Products	$2,318	$2,744
Marine Components	902	906
Total raw materials	3,220	3,650
Work-in-process:
Security Products	9,214	9,066
Marine Components	2,454	2,438
Total work-in-process	11,668	11,504
Finished goods:
Security Products	2,235	2,086
Marine Components	1,214	913
Total finished goods	3,449	2,999
Total inventories, net	$18,337	$18,153

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2020	2021
	(In thousands)
Accounts payable:
Security Products	$1,859	$1,864
Marine Components	773	1,193
Accrued liabilities:
Employee benefits	8,431	4,748
Taxes other than on income	301	492
Customer tooling	393	365
Professional services	-	243
Other	441	592
Total accounts payable and accrued liabilities	$12,198	$9,497

Note 6 – Provision for income taxes:

	Three months ended
	March 31,
	2020	2021
	(In thousands)

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,182	$1,293
State income taxes	197	200
FDII benefit	(28)	(23)
Other, net	5	—
Total income tax expense	$1,356	$1,470

Note 7 – Stockholders’ equity:

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

During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction for approximately $755,000. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital. At March 31, 2021 627,547 shares were available for purchase under prior repurchase authorizations.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		March 31,
	2020		2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$70,637	$70,637	$64,747	$64,747
Accounts receivable, net	10,731	10,731	16,858	16,858
Accounts payable	2,632	2,632	3,057	3,057

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022. Loans made to Valhi at any time under the agreement are at our discretion. At March 31, 2021, the outstanding principal balance receivable from Valhi under the promissory note was $29.2 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2021, respectively.

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

●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new products and product features,
●	Future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	The impact of current or future government regulations (including employee healthcare benefit related regulations),
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

Operating Income Overview

In the first quarter of 2021 operating income increased to $5.8 million compared to $5.0 million in the first quarter of 2020, before our sales volumes and operations had been significantly affected by the COVID-19 pandemic. The increase in operating income in the first quarter of 2021 compared to 2020 primarily resulted from higher Marine Components sales to the towboat market. We sustained the greatest negative operating impact from COVID-19 in the second quarter of 2020 to both of our business segments. Beginning in the third quarter of 2020 and continuing through the first quarter of 2021, Marine Components experienced a significant recovery in sales, while Security Products sales generally improved sequentially, though not to pre-pandemic levels.

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

Results of Operations

	Three months ended
	March 31,
	2020	%	2021	%
	(Dollars in thousands)
Net sales	$32,311	100.0%	$35,924	100.0%
Cost of sales	21,880	67.7	24,889	69.3
Gross margin	10,431	32.3	11,035	30.7
Operating costs and expenses	5,411	16.8	5,218	14.5
Operating income	$5,020	15.5%	$5,817	16.2%

Net sales. Net sales increased $3.6 million in the first quarter of 2021 compared to the same period in 2020 primarily due to higher Marine Component sales and to a lesser extent higher Security Products sales. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased 1.6% in the first quarter of 2021 compared to the same period in 2020. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the first quarter of 2021 compared to the same period in 2020 due to the decline in the Security Products gross margin percentage partially offset by a slight increase in the Marine Components gross margin percentage. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2021 were lower than the same period in 2020 primarily due to lower employer paid medical costs as well as lower travel related expenses. Operating costs and expenses as a percentage of net sales decreased in 2021 due to lower costs and higher sales.

Operating income. As a percentage of net sales, operating income for the first quarter of 2021 increased compared to the same period of 2020 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,
	2020	2021	% Change
	(Dollars in thousands)

Security Products:
Net sales	$25,469	$25,885	2%
Cost of sales	16,911	17,652	4
Gross margin	8,558	8,233	(4)
Operating costs and expenses	2,845	2,743	(4)
Operating income	$5,713	$5,490	(4)

Gross margin	33.6%	31.8%
Operating income margin	22.4	21.2

Security Products. Security Products net sales increased 2% in the first quarter of 2021 compared to the same period last year. This increase in sales is primarily due to $0.7 million of higher sales to the transportation market and $0.5 million of higher sales to the government security market, partially offset by lower sales to markets that continue to be slower to recover from the effects of the COVID-19 pandemic, including $0.4 million of lower sales to distribution customers and $0.3 million of lower sales to the office furniture market. Gross margin and operating income margin for the first quarter of 2021 declined as compared to 2020 primarily due to higher cost inventory produced during the fourth quarter of 2020 and sold in the first quarter of 2021. Security Products inventory produced during the fourth quarter of 2020 had a higher carrying value compared to the same period in 2019 due to higher cost per unit of production as a result of lower production volumes during the fourth quarter of 2020. This negatively impacted our gross margin and operating income margin as this higher cost inventory was sold during the first quarter of 2021. Additionally, gross margin and operating income margin were favorably impacted by lower employer paid medical costs of $0.7 million during the first quarter of 2021 compared to 2020.

	Three months ended
	March 31,
	2020	2021	% Change
	(Dollars in thousands)

Marine Components:
Net sales	$6,842	$10,039	47%
Cost of sales	4,969	7,237	46
Gross margin	1,873	2,802	50
Operating costs and expenses	791	859	9
Operating income	$1,082	$1,943	80

Gross margin	27.4%	27.9%
Operating income margin	15.8	19.4

Marine Components. Marine Components net sales increased 47% in the first quarter of 2021 compared to the same period last year primarily due to increased sales of $2.7 million to the towboat market, primarily wake enhancements systems and surf pipes to original equipment boat manufacturers. Marine Components continues to benefit from an overall increase in demand in the recreational marine market which began in late spring 2020. Gross margin and operating income as a percentage of sales increased in the first quarter of 2021 compared to the same period last year due to a favorable customer and product mix and increased coverage of fixed costs on higher sales as well as decreased employer paid medical costs.

Outlook. We first began to feel the effects of the COVID-19 pandemic in late March 2020 when we began receiving requests from certain customers of both our Security Products and Marine Components segments to postpone shipments, in some cases because our customers’ production facilities were temporarily closed. The second quarter of 2020 sustained the greatest impact from COVID-19, but its effects continued to be felt through most of the remainder of the year. In the second half of 2020, our sales began to recover from the historically low levels we experienced during the second quarter of 2020, with sales steadily improving for the remainder of the year and through the first quarter of 2021. In the first quarter of 2021, our manufacturing operations maintained normal production rates in-line with improved demand, although our Security Products segment still has some markets which continue to be slower to recover, particularly distributors and office furniture. Our supply chains remain intact although we have been moderately impacted by recent global and domestic supply chain disruptions. Thus far our operations team has been able to manage through these disruptions with minimal impact on our operations. Most of the markets we serve continue to recover, and we communicate closely with all our customers to monitor order levels. Marine Component segment sales outpaced prior year as demand for recreational boats increased as people sought socially distanced, outdoor activities. We expect this trend to continue during the remainder of 2021.

Considerable effort continues at all our locations to manage COVID-19 conditions including enhanced health and safety protocols and cleaning and disinfecting efforts. Throughout the course of the COVID-19 pandemic, we have focused our efforts on maintaining efficient operations while closely managing our expenses. The advance of the COVID-19 pandemic and the global efforts to mitigate its spread are expected to continue to challenge workers, businesses and governments during 2021. The success and timing of mitigating actions depends in part on continued deployment of effective tools to fight COVID-19, including effective treatments and vaccine distribution, before economies are likely to return to normal. In this regard, as part of our health and safety procedures, we are encouraging our employees to receive a COVID-19 vaccine and have offered paid time off to hourly employees to facilitate participation.

Based on current conditions, we expect to report increased revenue and operating income in 2021 compared to 2020, despite some markets of the Security Products Segment that have not fully recovered to pre-pandemic levels. As a result, we expect to continue to experience higher fixed costs per unit of production during 2021 which will continue to challenge gross margins in the segment. The impact of COVID-19 on 2021 will depend on customer demand for our products, including the timing and extent to which our customers’ operations may be impacted, on our customers’ perception as to consumer demand for their products and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. As noted above, there are global supply chain disruptions and certain of our customers have experienced temporary pauses in their operations as a result of these disruptions. Thus far these pauses have not had a material negative effect on our sales. Our operations teams meet frequently to ensure we are taking appropriate actions to maintain a safe working environment for all our employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins. We are constantly evaluating our staffing levels and we believe our current staffing levels are aligned with our sales and production forecasts.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital. Our net cash used by operating activities for the first three months of 2021 increased by $2.2 million as compared to the first three months of 2020.  The increase in net cash used is primarily due to the net effects of:

•	A $0.8 million increase in operating income in 2021,
•	A $0.3 million decrease in interest received in 2021 due to lower average interest rates and to a lesser extent a lower average affiliate receivable balance,
•	A $0.4 million increase in cash paid for taxes in 2021 due to the relative timing of payments; and
•	A higher amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $2.2 million in 2021.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2020 to March 31, 2021 varied by segment, primarily as a result of relative changes in the timing of collections but is consistent with prior year. For comparative purposes, we have provided December 31, 2019 and March 31, 2020 numbers below.

Days Sales Outstanding:	December 31, 2019	March 31, 2020	December 31, 2020	March 31, 2021
Security Products	38 Days	46 Days	35 Days	46 Days
Marine Components	27 Days	33 Days	24 Days	33 Days
Consolidated CompX	36 Days	43 Days	33 Days	43 Days

Our total average number of days in inventory decreased from December 31, 2020 to March 31, 2021, particularly for Marine Components. The average number of days in inventory for Marine Components decreased primarily as a result of rapid sales growth in the first quarter of 2021. For comparative purposes, we have provided December 31, 2019 and March 31, 2020 numbers below.

Days in Inventory:	December 31, 2019	March 31, 2020	December 31, 2020	March 31, 2021
Security Products	76 Days	78 Days	75 Days	72 Days
Marine Components	100 Days	82 Days	75 Days	54 Days
Consolidated CompX	81 Days	79 Days	75 Days	66 Days

Investing activities. Our capital expenditures were $0.6 million and $0.4 million in the first three months of 2021 and 2020, respectively. During the first three months of 2021, Valhi repaid a net $0.3 million under the promissory note ($11.6 million of gross borrowings and $11.9 million of gross repayments). During the first three months of 2020, Valhi repaid a net $2.6 million under the promissory note ($15.6 million of gross borrowings and $18.2 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

Financing activities. In March 2021, our board of directors increased our regular quarterly dividend from $.10 per share to $.20 per share beginning in the first quarter of 2021. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

In addition, during the first three months of 2021, we acquired 50,000 shares of our Class A common stock in a market transaction for $0.8 million.

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

All of our $64.7 million aggregate cash and cash equivalents at March 31, 2021 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at March 31, 2021 totaled $0.5 million. Our 2021 capital investments are primarily expenditures to meet our expected customer demand, improve efficiency and properly maintain our facilities and technology infrastructure.

Stock repurchase program. During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction. At March 31, 2021, we have 627,547 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 7 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2020 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first three months of 2021 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2020 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2020 Annual Report. See also Note 8 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy Allbach Samford, our Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

Reference is made to the 2020 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes to such risk factors during the three months ended March 31, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2021 (we made no purchases in January and February 2021). All of these purchases were made under the repurchase program in open market transactions.  See Note 7 to our Condensed Consolidated Financial Statements.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicity announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
March 2021	50,000	$15.06	50,000	627,547

(1)

Our board of directors previously authorized repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 4, 2021	By:	/s/ Amy Allbach Samford
Amy Allbach Samford
Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller