Form 10-Q
period 2021-06-30
COMPX INTERNATIONAL INC
filed 2021-08-03
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of July 29, 2021, the registrant had 12,405,657 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2020	2021
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$70,637	$70,374
Accounts receivable, net	10,731	16,642
Inventories, net	18,337	19,948
Prepaid expenses and other	1,541	1,886
Total current assets	101,246	108,850
Other assets:
Note receivable from affiliate	29,500	26,000
Goodwill	23,742	23,742
Other noncurrent	607	598
Total other assets	53,849	50,340
Property and equipment:
Land	4,940	4,940
Buildings	23,146	23,146
Equipment	68,227	69,317
Construction in progress	1,010	1,246
	97,323	98,649
Less accumulated depreciation	68,373	69,940
Net property and equipment	28,950	28,709
Total assets	$184,045	$187,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,198	$11,874
Income taxes payable to affiliate	952	980
Total current liabilities	13,150	12,854
Noncurrent liabilities -
Deferred income taxes	3,239	3,706
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,987	55,336
Retained earnings	111,545	115,879
Total stockholders' equity	167,656	171,339
Total liabilities and stockholders’ equity	$184,045	$187,899

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(unaudited)
Net sales	$23,800	$36,253	$56,111	$72,177
Cost of sales	16,434	24,947	38,314	49,836
Gross margin	7,366	11,306	17,797	22,341
Selling, general and administrative expense	4,997	5,548	10,408	10,766
Operating income	2,369	5,758	7,389	11,575
Interest income	370	318	977	656
Income before income taxes	2,739	6,076	8,366	12,231
Provision for income taxes	674	1,456	2,030	2,926
Net income	$2,065	$4,620	$6,336	$9,305

Basic and diluted net income per common share	$0.17	$0.37	$0.51	$0.75

Basic and diluted weighted average shares outstanding	12,446	12,403	12,445	12,423

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30, 2020 and 2021 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity

Balance at March 31, 2020	$124	$55,869	$109,229	$—	$165,222
Net income	—	—	2,065	—	2,065
Issuance of common stock	—	118	—	—	118
Cash dividends ($0.10 per share)	—		(1,245)	—	(1,245)
Balance at June 30, 2020	$124	$55,987	$110,049	$—	$166,160

Balance at March 31, 2021	$124	$55,232	$113,740	$—	$169,096
Net income	—	—	4,620	—	4,620
Issuance of common stock	—	104	—	—	104
Cash dividends ($0.20 per share)	—	—	(2,481)		(2,481)
Balance at June 30, 2021	$124	$55,336	$115,879	$—	$171,339

	Six months ended June 30, 2020 and 2021 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity

Balance at December 31, 2019	$124	$55,869	$106,202	$—	$162,195
Net income	—	—	6,336	—	6,336
Issuance of common stock	—	118	—	—	118
Cash dividends ($0.20 per share)	—	—	(2,489)	—	(2,489)
Balance at June 30, 2020	$124	$55,987	$110,049	$—	$166,160

Balance at December 31, 2020	$124	$55,987	$111,545	$—	$167,656
Net income	—	—	9,305	—	9,305
Issuance of common stock	—	104	—	—	104
Cash dividends ($0.40 per share)	—	—	(4,971)	—	(4,971)
Treasury stock:					—
Acquired	—	—	—	(755)	(755)
Retired	—	(755)	—	755	—
Balance at June 30, 2021	$124	$55,336	$115,879	$-	$171,339

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$6,336	$9,305
Depreciation and amortization	1,912	1,900
Deferred income taxes	60	467
Other, net	207	185
Change in assets and liabilities:
Accounts receivable, net	529	(5,910)
Inventories, net	(3,555)	(1,691)
Accounts payable and accrued liabilities	(2,415)	(393)
Accounts with affiliates	1,674	112
Prepaids and other, net	197	(414)
Net cash provided by operating activities	4,945	3,561
Cash flows from investing activities:
Capital expenditures	(861)	(1,598)
Note receivable from affiliate:
Collections	20,628	22,200
Advances	(23,028)	(18,700)
Net cash provided by (used in) investing activities	(3,261)	1,902
Cash flows from financing activities:
Dividends paid	(2,489)	(4,971)
Treasury stock acquired	—	(755)
Net cash used in financing activities	(2,489)	(5,726)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	(805)	(263)
Balance at beginning of period	63,255	70,637
Balance at end of period	$62,450	$70,374
Supplemental disclosures -
Cash paid for income taxes	$850	$2,439

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2021. We manufacture and sell component products (security products and recreational marine components). At June 30, 2021, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2021 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2020, December 31, 2020 and June 30, 2021. The actual dates of our annual and quarterly periods are June 28, 2020, January 3, 2021 and July 4, 2021, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In thousands)
Net sales:
Security Products	$18,573	$27,587	$44,042	$53,472
Marine Components	5,227	8,666	12,069	18,705
Total net sales	$23,800	$36,253	$56,111	$72,177

Operating income (loss):
Security Products	$3,361	$5,845	$9,074	$11,335
Marine Components	799	1,598	1,881	3,541
Corporate operating expenses	(1,791)	(1,685)	(3,566)	(3,301)
Total operating income	2,369	5,758	7,389	11,575
Interest income	370	318	977	656
Income before income taxes	$2,739	$6,076	$8,366	$12,231

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2020	2021
	(In thousands)
Accounts receivable, net:
Security Products	$8,797	$13,731
Marine Components	2,004	2,981
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,731	$16,642

Note 4 – Inventories, net:

	December 31,	June 30,
	2020	2021
	(In thousands)
Raw materials:
Security Products	$2,318	$3,470
Marine Components	902	940
Total raw materials	3,220	4,410
Work-in-process:
Security Products	9,214	9,282
Marine Components	2,454	3,122
Total work-in-process	11,668	12,404
Finished goods:
Security Products	2,235	1,908
Marine Components	1,214	1,226
Total finished goods	3,449	3,134
Total inventories, net	$18,337	$19,948

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2020	2021
	(In thousands)
Accounts payable:
Security Products	$1,859	$2,645
Marine Components	773	1,109
Accrued liabilities:
Employee benefits	8,431	6,806
Taxes other than on income	301	406
Customer tooling	393	266
Other	441	642
Total accounts payable and accrued liabilities	$12,198	$11,874

Note 6 – Provision for income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$575	$1,276	$1,757	$2,569
State income taxes	97	200	294	400
FDII benefit	(4)	(17)	(32)	(40)
Other, net	6	(3)	11	(3)
Total provision for income taxes	$674	$1,456	$2,030	$2,926

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

During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction for approximately $755,000. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital. At June 30, 2021, 627,547 shares were available for purchase under prior repurchase authorizations.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		June 30,
	2020		2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$70,637	$70,637	$70,374	$70,374
Accounts receivable, net	10,731	10,731	16,642	16,642
Accounts payable	2,632	2,632	3,754	3,754

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022. Loans made to Valhi at any time under the agreement are at our discretion. At June 30, 2021, the outstanding principal balance receivable from Valhi under the promissory note was $26.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $0.8 million and $0.6 million for the six months ended June 30, 2020 and 2021, respectively.

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

Operating Income Overview

In the second quarter of 2021 operating income increased to $5.8 million compared to $2.4 million in the second quarter of 2020.  Operating income for the first six months of 2021 was $11.6 million compared to $7.4 million in the first six months of 2020. The increase in operating income in the second quarter and first six months of 2021 compared to the same periods in 2020 primarily resulted from higher sales at both of our business segments. We sustained the greatest negative operating impact from COVID-19 in the second quarter of 2020 which significantly impacts operating income comparisons across both periods. Beginning in the third quarter of 2020 and continuing through the second quarter of 2021, Marine Components sales exceeded pre-pandemic levels.  Security Products sales generally improved sequentially since the third quarter of 2020, but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in  markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.

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

Results of Operations

	Three months ended
	June 30,
	2020	%	2021	%
	(Dollars in thousands)
Net sales	$23,800	100.0%	$36,253	100.0%
Cost of sales	16,434	69.1	24,947	68.8
Gross margin	7,366	30.9	11,306	31.2
Operating costs and expenses	4,997	20.9	5,548	15.3
Operating income	$2,369	10.0	$5,758	15.9

	Six months ended
	June 30,
	2020	%	2021	%
	(Dollars in thousands)
Net sales	$56,111	100.0%	$72,177	100.0%
Cost of sales	38,314	68.3	49,836	69.0
Gross margin	17,797	31.7	22,341	31.0
Operating costs and expenses	10,408	18.5	10,766	15.0
Operating income	$7,389	13.2	$11,575	16.0

Net sales. Net sales increased $12.5 million and $16.1 million in the second quarter and for the first six months of 2021, respectively, compared to the same periods in 2020. The significant increase in sales is primarily due to higher sales volumes at both of our segments in the second quarter of 2021 as many of our customers were temporarily closed or reduced production during the second  quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin. Cost of sales and gross margin as a percentage of sales for the second quarter of 2021 were comparable to the same period in 2020.  Cost of sales as a percentage of net sales for the first six months of 2021 was higher than the same period in 2020. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage in the first six months of 2021 is primarily due to the decline in the Security Products gross margin percentage in the first quarter of 2021, partially offset by a slight increase in the Marine Components gross margin percentage for the first six months of 2021. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the second quarter and first six months of 2021 were higher than the same periods last year. The increase was predominantly due to higher salary and benefit costs which increased by $0.5 million for each of the second quarter and first six months compared to the same prior year periods. Operating costs and expenses as a percentage of net sales decreased in both periods as a result of higher sales.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2021 increased compared to the same periods of 2020 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,			June 30,
	2020	2021	% Change	2020	2021	% Change
	(Dollars in thousands)
Security Products:
Net sales	$18,573	$27,587	49%	$44,042	$53,472	21%
Cost of sales	12,679	18,738	48	29,590	36,390	23
Gross margin	5,894	8,849	50	14,452	17,082	18
Operating costs and expenses	2,533	3,004	19	5,378	5,747	7
Operating income	$3,361	$5,845	74	$9,074	$11,335	25

Gross margin	31.7%	32.1%		32.8%	31.9%
Operating income margin	18.1	21.2		20.6	21.2

Security Products. Security Products net sales in the second quarter of 2021 increased 49% compared to the same period in 2020 when it experienced reduced demand attributed to COVID-19 as discussed above. Relative to prior year, second quarter sales were $3.0 million higher to the government security market, $2.5 million higher to the transportation market, and $1.7 million higher to distribution customers during the quarter. Gross margin as a percentage of net sales increased for the second quarter of 2021 due to increased coverage of fixed costs from higher production and sales volumes, partially offset by higher production costs including higher labor and shipping costs. Operating income as a percentage of net sales increased in the second quarter of 2021 as compared to the second quarter of 2020 primarily due to increased coverage of operating costs and expenses on higher sales as well as the factors impacting gross margin for the second quarter.

Security Products net sales increased 21% in the first six months of 2021 compared to the same period last year primarily due to the higher second quarter 2021 sales as compared to the second quarter 2020 sales.  Gross margin as a percentage of net sales for the first six months of 2021 declined as compared to the same period last year due to less favorable customer and product mix and higher production costs including increased labor and shipping costs, partially offset by increased fixed cost coverage from higher production and sales volumes. Operating income as a percentage of net sales for the first six months of 2021 increased compared to the same period of 2020 due to increased coverage of operating costs and expenses on higher sales, partially offset by the factors impacting gross margin.

	Three months ended			Six months ended
	June 30,			June 30,
	2020	2021	% Change	2020	2021	% Change
	(Dollars in thousands)

Marine Components:
Net sales	$5,227	$8,666	66%	$12,069	$18,705	55%
Cost of sales	3,755	6,209	65	8,724	13,446	54
Gross margin	1,472	2,457	67	3,345	5,259	57
Operating costs and expenses	673	859	28	1,464	1,718	17
Operating income	$799	$1,598	100	$1,881	$3,541	88

Gross margin	28.2%	28.4%		27.7%	28.1%
Operating income margin	15.3	18.4		15.6	18.9

Marine Components. Marine Components net sales in the second quarter and first six months of 2021 increased 66% and 55%, respectively, compared to the same periods in 2020 due to the reduced demand in 2020 related to COVID-19 as discussed above.  Sales to the towboat market were $2.4 million higher for the second quarter and $5.1 million higher for the first six months of 2021 compared to the same periods in 2020. As a percentage of net sales, gross margin for the second quarter of 2021 was comparable to the same period in 2020. Operating income as a percentage of net sales increased in the second quarter of 2021 compared to the same period in 2020 primarily due to increased coverage of operating costs and expenses on higher sales. For the first six months of 2021, gross margin and operating income as a percentage of net sales increased compared to the same period in 2020 due to increased coverage of fixed costs and operating costs and expenses from higher production and sales volumes, partially offset by higher production costs.

Outlook. Beginning in the second half of 2020, our sales began to recover from the historically low levels we experienced during the second quarter of 2020, with sales steadily improving for the remainder of last year. Throughout the first half of 2021, we have experienced strong demand, particularly at our Marine Components segment. During the second quarter of 2021, our Security Products segment began to see improved demand from distributors and the office furniture market that had been slower to recover. In the first half of 2021, our manufacturing facilities operated at elevated production rates in-line with improved demand, although labor markets are tight in each of the regions in which we operate and, as a result, we are facing challenges maintaining staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment.

Based on current market conditions, we expect demand levels to remain strong for the remainder of 2021 and we expect to report increased sales and operating income in 2021 compared to 2020. Our supply chains remain intact, although the current global and domestic supply chain disruptions have resulted in challenges in sourcing certain raw materials due to increased lead times along with availability shortages and transportation and logistics delays. Thus far our operations team has been able to manage through these disruptions with minimal impact on our operations.  In addition, we are experiencing increased production costs including higher labor and shipping costs and increasing costs on many of the raw materials we use. In response, we began implementing price increases in the second quarter of 2021; however, the extent to which the price increases will mitigate the rising costs is uncertain and we expect increasing production costs will continue to challenge gross margins for the remainder of the year. Our operations teams meet frequently to ensure we are taking appropriate actions to maintain a safe working environment for all our employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control, including the ongoing economic effects of the COVID-19 pandemic. As noted above, there are global and domestic supply chain challenges and any future impacts of COVID-19 on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, demand for our products and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted. The success and timing of these mitigating actions depends in part on continued deployment of effective tools to fight COVID-19, including effective treatments and vaccine distribution. In this regard, we encouraged our employees to receive a COVID-19 vaccine and offered paid time off to hourly employees to facilitate participation.

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

Our net cash provided by operating activities for the first six months of 2021 decreased by $1.4 million as compared to the first six months of 2020.  The decrease is primarily due to the net effects of:

•	A $4.2 million increase in operating income in 2021,
•	A higher amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $3.2 million in 2021,
•	A $1.6 million increase in cash paid for taxes in 2021 due to higher operating income and the relative timing of payments, and
•	A $0.9 million decrease in interest received in 2021 due to the relative timing of interest received and to a lesser extent a lower average affiliate receivable balance.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2020 to June 30, 2021 varied by segment, primarily as a result of relative changes in the timing of collections but is in line with prior year on a consolidated basis. For comparative purposes, we have provided December 31, 2019 and June 31, 2020 numbers below.

Days Sales Outstanding:	December 31, 2019	June 30, 2020	December 31, 2020	June 30, 2021
Security Products	38 Days	44 Days	35 Days	45 Days
Marine Components	27 Days	40 Days	24 Days	31 Days
Consolidated CompX	36 Days	43 Days	33 Days	42 Days

Our average number of days in inventory at June 30, 2021 is not comparable to prior year due to the record high inventory balances at June 30, 2020 resulting from a temporary pandemic related inventory build but is in-line with December 31, 2020 on a consolidated basis. For comparative purposes, we have provided December 31, 2019 and June 31, 2020 numbers below.

Days in Inventory:	December 31, 2019	June 30, 2020	December 31, 2020	June 30, 2021
Security Products	76 Days	120 Days	75 Days	71 Days
Marine Components	100 Days	125 Days	75 Days	78 Days
Consolidated CompX	81 Days	121 Days	75 Days	73 Days

Investing activities. Our capital expenditures were $1.6 million in the first six months of 2021 compared to $0.9 million in the first six months of 2020.  We limited expenditures in 2020 to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure as a result of the COVID-19 pandemic. Our capital expenditures in the first six months of 2021 are in line with pre-pandemic levels.  During the first six months of 2021, Valhi repaid a net $3.5 million under the promissory note ($18.7 million of gross borrowings and $22.2 million of gross repayments). During the first six months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($23.0 million of gross borrowings and $20.6 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

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

In addition, during the first quarter of 2021, we acquired 50,000 shares of our Class A common stock in a market transaction for $0.8 million.

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

All of our $70.4 million aggregate cash and cash equivalents at June 30, 2021 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2021 totaled $0.8 million. Our 2021 capital investments are primarily expenditures to meet our expected customer demand, improve efficiency and properly maintain our facilities and technology infrastructure.

Stock repurchase program. During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction. At June 30, 2021, we have 627,547 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 7 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2020 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first six months of 2021 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Michael S. Simmons, our Senior Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 3, 2021	By:	/s/ Michael S. Simmons
Michael S. Simmons
Senior Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller