Form 10-Q
period 2021-09-30
COMPX INTERNATIONAL INC
filed 2021-11-03
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of October 28, 2021, the registrant had 12,405,657 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2020	2021
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$70,637	$75,959
Accounts receivable, net	10,731	15,106
Inventories, net	18,337	23,536
Prepaid expenses and other	1,541	3,056
Total current assets	101,246	117,657
Other assets:
Note receivable from affiliate	29,500	21,800
Goodwill	23,742	23,742
Other noncurrent	607	598
Total other assets	53,849	46,140
Property and equipment:
Land	4,940	5,070
Buildings	23,146	23,161
Equipment	68,227	69,974
Construction in progress	1,010	1,240
	97,323	99,445
Less accumulated depreciation	68,373	70,902
Net property and equipment	28,950	28,543
Total assets	$184,045	$192,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,198	$14,294
Income taxes payable to affiliate	952	1,391
Total current liabilities	13,150	15,685
Noncurrent liabilities -
Deferred income taxes	3,239	3,665
Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	55,987	55,336
Retained earnings	111,545	117,530
Total stockholders' equity	167,656	172,990
Total liabilities and stockholders’ equity	$184,045	$192,340

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(unaudited)
Net sales	$28,426	$34,556	$84,537	$106,733
Cost of sales	21,098	23,634	59,412	73,470
Gross margin	7,328	10,922	25,125	33,263
Selling, general and administrative expense	5,246	5,791	15,654	16,557
Operating income	2,082	5,131	9,471	16,706
Interest income	360	289	1,337	945
Income before income taxes	2,442	5,420	10,808	17,651
Provision for income taxes	610	1,288	2,640	4,214
Net income	$1,832	$4,132	$8,168	$13,437

Basic and diluted net income per common share	$0.15	$0.33	$0.66	$1.08

Basic and diluted weighted average shares outstanding	12,451	12,406	12,447	12,417

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30, 2020 and 2021 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity

Balance at June 30, 2020	$124	$55,987	$110,049	$—	$166,160
Net income	—	—	1,832	—	1,832
Cash dividends ($0.10 per share)	—	—	(1,245)	—	(1,245)
Balance at September 30, 2020	$124	$55,987	$110,636	$—	$166,747

Balance at June 30, 2021	$124	$55,336	$115,879	$—	$171,339
Net income	—	—	4,132	—	4,132
Cash dividends ($0.20 per share)	—	—	(2,481)	—	(2,481)
Balance at September 30, 2021	$124	$55,336	$117,530	$—	$172,990

	Nine months ended September 30, 2020 and 2021 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity

Balance at December 31, 2019	$124	$55,869	$106,202	$—	$162,195
Net income	—	—	8,168	—	8,168
Issuance of common stock	—	118	—	—	118
Cash dividends ($0.30 per share)	—	—	(3,734)	—	(3,734)
Balance at September 30, 2020	$124	$55,987	$110,636	$—	$166,747

Balance at December 31, 2020	$124	$55,987	$111,545	$—	$167,656
Net income	—	—	13,437	—	13,437
Issuance of common stock	—	104	—	—	104
Cash dividends ($0.60 per share)	—	—	(7,452)	—	(7,452)
Treasury stock:
Acquired	—	—	—	(755)	(755)
Retired	—	(755)	—	755	—
Balance at September 30, 2021	$124	$55,336	$117,530	$—	$172,990

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$8,168	$13,437
Depreciation and amortization	2,872	2,861
Deferred income taxes	199	426
Other, net	256	323
Change in assets and liabilities:
Accounts receivable, net	(423)	(4,374)
Inventories, net	(937)	(5,417)
Accounts payable and accrued liabilities	(934)	1,908
Accounts with affiliates	239	523
Prepaids and other, net	(195)	(1,592)
Net cash provided by operating activities	9,245	8,095
Cash flows from investing activities:
Capital expenditures	(1,291)	(2,266)
Note receivable from affiliate:
Collections	22,828	33,100
Advances	(25,228)	(25,400)
Net cash provided by (used in) investing activities	(3,691)	5,434
Cash flows from financing activities:
Dividends paid	(3,734)	(7,452)
Treasury stock acquired	—	(755)
Net cash used in financing activities	(3,734)	(8,207)
Cash and cash equivalents - net change from:
Operating, investing and financing activities	1,820	5,322
Balance at beginning of period	63,255	70,637
Balance at end of period	$65,075	$75,959
Supplemental disclosures -
Cash paid for income taxes	$2,767	$3,361

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2021. We manufacture and sell component products (security products and recreational marine components). At September 30, 2021, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2021 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2020, December 31, 2020 and September 30, 2021. The actual dates of our annual and quarterly periods are September 27, 2020, January 3, 2021 and October 3, 2021, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In thousands)
Net sales:
Security Products	$21,209	$25,829	$65,251	$79,301
Marine Components	7,217	8,727	19,286	27,432
Total net sales	$28,426	$34,556	$84,537	$106,733

Operating income (loss):
Security Products	$2,797	$5,529	$11,871	$16,864
Marine Components	1,129	1,255	3,010	4,796
Corporate operating expenses	(1,844)	(1,653)	(5,410)	(4,954)
Total operating income	2,082	5,131	9,471	16,706
Interest income	360	289	1,337	945
Income before income taxes	$2,442	$5,420	$10,808	$17,651

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2020	2021
	(In thousands)
Accounts receivable, net:
Security Products	$8,797	$12,018
Marine Components	2,004	3,158
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,731	$15,106

Note 4 – Inventories, net:

	December 31,	September 30,
	2020	2021
	(In thousands)
Raw materials:
Security Products	$2,318	$3,768
Marine Components	902	1,228
Total raw materials	3,220	4,996
Work-in-process:
Security Products	9,214	11,088
Marine Components	2,454	3,960
Total work-in-process	11,668	15,048
Finished goods:
Security Products	2,235	2,183
Marine Components	1,214	1,309
Total finished goods	3,449	3,492
Total inventories, net	$18,337	$23,536

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2020	2021
	(In thousands)
Accounts payable:
Security Products	$1,859	$3,136
Marine Components	773	1,366
Accrued liabilities:
Employee benefits	8,431	8,137
Taxes other than on income	301	588
Customer tooling	393	527
Other	441	540
Total accounts payable and accrued liabilities	$12,198	$14,294

Note 6 – Provision for income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$513	$1,138	$2,270	$3,707
State income taxes	90	170	384	570
FDII benefit	(7)	(33)	(39)	(73)
Other, net	14	13	25	10
Total provision for income taxes	$610	$1,288	$2,640	$4,214

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

During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction for approximately $755,000. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital. At September 30, 2021, 627,547 shares were available for purchase under prior repurchase authorizations.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31,		September 30,
	2020		2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash and cash equivalents	$70,637	$70,637	$75,959	$75,959
Accounts receivable, net	10,731	10,731	15,106	15,106
Accounts payable	2,632	2,632	4,502	4,502

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi whereby we agreed to loan Valhi up to $40 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022. Loans made to Valhi at any time under the agreement are at our discretion. At September 30, 2021, the outstanding principal balance receivable from Valhi under the promissory note was $21.8 million. Interest income (including unused commitment fees) on our loan to Valhi was $1.1 million and $0.9 million for the nine months ended September 30, 2020 and 2021, respectively.

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

Operating Income Overview

In the third quarter of 2021 operating income increased to $5.1 million compared to $2.1 million in the third quarter of 2020.  Operating income for the first nine months of 2021 was $16.7 million compared to $9.5 million in the first nine months of 2020. The increase in operating income in the third quarter and first nine months of 2021 compared to the same periods in 2020 primarily resulted from higher sales volumes at both of our business segments. Our operating income was negatively impacted by the COVID-19 pandemic in the second and third quarters of 2020, which significantly impacts operating income comparisons for the third quarter and nine-month comparative periods. We sustained the greatest negative sales impact from COVID-19 in the second quarter of 2020.  Beginning in the third quarter of 2020 and continuing through the third quarter of 2021, Marine Components sales exceeded pre-pandemic levels. Security Products sales generally improved since the third quarter of 2020, but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.

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

Results of Operations

	Three months ended
	September 30,
	2020	%	2021	%
	(Dollars in thousands)
Net sales	$28,426	100.0%	$34,556	100.0%
Cost of sales	21,098	74.2	23,634	68.4
Gross margin	7,328	25.8	10,922	31.6
Operating costs and expenses	5,246	18.5	5,791	16.8
Operating income	$2,082	7.3	$5,131	14.8

	Nine months ended
	September 30,
	2020	%	2021	%
	(Dollars in thousands)
Net sales	$84,537	100.0%	$106,733	100.0%
Cost of sales	59,412	70.3	73,470	68.8
Gross margin	25,125	29.7	33,263	31.2
Operating costs and expenses	15,654	18.5	16,557	15.5
Operating income	$9,471	11.2	$16,706	15.7

Net sales. Net sales increased $6.1 million in the third quarter of 2021 compared to the same period in 2020 primarily due to higher Security Products sales across a variety of markets and to a lesser extent higher Marine Components sales primarily to the towboat market.  Net sales increased $22.2 million for the first nine months of 2021 compared to the same period in 2020 primarily due to higher sales volumes at both of our segments, particularly in the second quarter of 2021, as many of our customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic.

Cost of sales and gross margin. Cost of sales as a percentage of sales for the third quarter and for the first nine months of 2021 was lower than the same periods in 2020.  As a result, gross margin as a percentage of sales increased over the same periods. The increase in gross margin percentage in the third quarter and for the first nine months of 2021 is primarily due to the increase in the Security Products gross margin percentage. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the third quarter and first nine months of 2021 were higher than the same periods last year. The increase was predominantly due to higher salary and benefit costs which increased by $0.4 million and $0.9 million for the third quarter and first nine months, respectively, compared to the same prior year periods. Operating costs and expenses as a percentage of net sales decreased in both periods as a result of higher sales.

Operating income. As a percentage of net sales, operating income for the third quarter and first nine months of 2021 increased compared to the same periods of 2020 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2020	2021	Change	2020	2021	Change
	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$21,209	$25,829	22%	$65,251	$79,301	22%
Cost of sales	15,714	17,055	9	45,304	53,445	18
Gross margin	5,495	8,774	60	19,947	25,856	30
Operating costs and expenses	2,698	3,245	20	8,076	8,992	11
Operating income	$2,797	$5,529	98	$11,871	$16,864	42

Gross margin	25.9%	34.0%		30.6%	32.6%
Operating income margin	13.2	21.4		18.2	21.3

Security Products. Security Products net sales in the third quarter of 2021 increased 22% compared to the same period in 2020 when it experienced reduced demand across a variety of markets attributed to COVID-19. Relative to prior year, third quarter sales were $2.1 million higher to the government security market, $1.3 million higher to the transportation market, and $0.6 million higher to distribution customers. Security Products net sales increased 22% in the first nine months of 2021 compared to the same period last year primarily due to the higher second and third quarter 2021 sales as compared to second and third quarter 2020 sales. Relative to prior year, sales for the first nine months of 2021 were $5.6 million higher to the government security market, $4.5 million higher to the transportation market, and $2.0 million higher to distribution customers.

Gross margin as a percentage of net sales for the third quarter and first nine months of 2021 increased as compared to the same periods last year due to increased coverage of fixed costs from higher production, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount. Operating income as a percentage of net sales for the third quarter and first nine months of 2021 increased compared to the same periods of 2020 due to increased coverage of operating costs and expenses on higher sales, partially offset by the factors impacting gross margin.

	Three months ended			Nine months ended,
	September 30,		%	September 30,		%
	2020	2021	Change	2020	2021	Change
	(Dollars in thousands)			(Dollars in thousands)

Marine Components:
Net sales	$7,217	$8,727	21%	$19,286	$27,432	42%
Cost of sales	5,384	6,579	22	14,108	20,025	42
Gross margin	1,833	2,148	17	5,178	7,407	43
Operating costs and expenses	704	893	27	2,168	2,611	20
Operating income	$1,129	$1,255	11	$3,010	$4,796	59

Gross margin	25.4%	24.6%		26.8%	27.0%
Operating income margin	15.6	14.4		15.6	17.5

Marine Components. Marine Components net sales in the third quarter and first nine months of 2021 increased 21% and 42%, respectively, compared to the same periods in 2020 primarily due to increased sales to the towboat market. Sales to the towboat market were $1.4 million higher for the third quarter and $6.5 million higher for the first nine months of 2021 compared to the same periods in 2020. As a percentage of net sales, gross margin and operating income for the third quarter of 2021 decreased compared to the same period in 2020 as increased coverage of fixed costs from higher production were more than offset by higher production costs including increased raw materials costs, primarily stainless steel, higher shipping costs, and increased labor costs resulting from higher overtime costs and increased headcount. For the first nine months of 2021, gross margin as a percentage of net sales was comparable to the same period in 2020 as the favorable impact from the increased coverage of fixed costs due to higher production volumes was offset by increased production costs. Operating income as a percentage of net sales for the first nine months of 2021 increased compared to the same period in 2020 due to increased coverage of operating costs and expenses from higher sales and the factors impacting gross margin.

Outlook. Beginning in the second half of 2020, our sales began to recover from the historically low levels we experienced during the second quarter of 2020, with sales steadily improving for the remainder of last year. Throughout the first nine months of 2021, we have experienced strong demand, particularly at our Marine Components segment. During the second and third quarters of 2021, our Security Products segment has seen improved demand from distributors and the office furniture market that had been slower to recover. In the first nine months of 2021, our manufacturing facilities operated at elevated production rates in line with improved demand, although labor markets are tight in each of the regions in which we operate and, as a result, we have experienced and continue to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment.

Based on current market conditions, we expect demand levels to remain strong for the remainder of 2021 and we expect to report increased sales and operating income in 2021 compared to 2020. Our supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far we have been able to manage through these disruptions with minimal impact on our operations.  In addition, we are experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials we use. In response, we implemented price increases and surcharges in the second and third quarters of 2021; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and we expect increasing production costs will negatively impact gross margins in the fourth quarter as higher cost inventories are sold. Our operations teams meet frequently to ensure we are taking appropriate actions to maintain a safe working environment for all our employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. As noted above, there are global and domestic supply chain challenges and any future impacts of COVID-19 on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, demand for our products and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted.

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

Our net cash provided by operating activities for the first nine months of 2021 decreased by $1.2 million as compared to the first nine months of 2020. The decrease is primarily due to the net effects of:

•	A $7.2 million increase in operating income in 2021,
•	A higher amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $7.0 million in 2021,
•	A $1.0 million decrease in interest received in 2021 due to the relative timing of interest received and to a lesser extent a lower average affiliate receivable balance, and
•	A $0.6 million increase in cash paid for taxes in 2021 due to higher operating income and the relative timing of payments.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2020 to September 30, 2021 varied by segment, primarily as a result of relative changes in the timing of collections but is in line with prior year on a consolidated basis. For comparative purposes, we have provided December 31, 2019 and September 30, 2020 numbers below.

Days Sales Outstanding:	December 31, 2019	September 30, 2020	December 31, 2020	September 30, 2021
Security Products	38 Days	41 Days	35 Days	42 Days
Marine Components	27 Days	35 Days	24 Days	33 Days
Consolidated CompX	36 Days	39 Days	33 Days	40 Days

Our average number of days in inventory increased from December 31, 2020 to September 30, 2021 due to increased raw material and production costs as well as increased purchases of certain components and raw materials that have longer lead times or for which we have experienced availability issues. For comparative purposes, we have provided December 31, 2019 and September 30, 2020 numbers below.

Days in Inventory:	December 31, 2019	September 30, 2020	December 31, 2020	September 30, 2021
Security Products	76 Days	85 Days	75 Days	91 Days
Marine Components	100 Days	77 Days	75 Days	90 Days
Consolidated CompX	81 Days	83 Days	75 Days	91 Days

Investing activities. Our capital expenditures were $2.3 million in the first nine months of 2021 compared to $1.3 million in the first nine months of 2020. We limited expenditures in 2020 to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure as a result of the COVID-19 pandemic. Our capital expenditures in the first nine months of 2021 are in line with pre-pandemic levels.  During the first nine months of 2021, Valhi repaid a net $7.7 million under the promissory note ($25.4 million of gross borrowings and $33.1 million of gross repayments). During the first nine months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($25.2 million of gross borrowings and $22.8 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

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

All of our $76.0 million aggregate cash and cash equivalents at September 30, 2021 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2021 totaled $2.1 million. Our 2021 capital investments are primarily expenditures to meet our expected customer demand, improve capacity and efficiency and properly maintain our facilities and technology infrastructure.

Stock repurchase program. During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction. At September 30, 2021, we have 627,547 shares available for repurchase under a stock repurchase program authorized by our board of directors.  See Note 7 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2020 Annual Report and we refer you to that report for a complete description of these commitments.

Off-balance sheet financing arrangements –

We do not have any off-balance sheet financing agreements.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first nine months of 2021 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief

Executive Officer, and Michael S. Simmons, our Senior Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 3, 2021	By:	/s/ Michael S. Simmons
Michael S. Simmons
Senior Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller