Form 10-K
period 2021-12-31
COMPX INTERNATIONAL INC
filed 2022-03-02
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 1.6 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $34.1 million.

As of February 22, 2022, registrant had 12,380,657 shares of Class A common stock, $.01 par value per share, outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.BUSINESS

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

At December 31, 2021, NL Industries, Inc. (NYSE: NL) owns approximately 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns approximately 92% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2021, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Our corporate offices are located at Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Our telephone number is (972) 448-1400. We maintain a website at www.compxinternational.com.

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

Industry Overview

We manufacture engineered components utilized in a variety of applications and industries. We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine and other industries. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk. See also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Manufacturing, Operations and Products

Security Products. Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock we produce;

●	pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and
●	our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

Marine Components. Our Marine Components segment manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats. Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories;
●	dash panels, LED indicators, and wire harnesses; and
●	grab handles, pin cleats and other accessories.

For information regarding our three principal manufacturing facilities, see “Item 2 – Properties.”

Raw Materials

Our primary raw materials are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 16% of our total cost of sales for 2021. Total material costs, including purchased components, represented approximately 44% of our cost of sales in 2021.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. At other times we may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Prices for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, remained relatively stable during 2020 but generally increased throughout 2021. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable in 2020 but experienced significant volatility during 2021. Based on current economic conditions, we expect the prices for zinc, brass and stainless steel, and other manufacturing materials to be volatile during 2022. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from 1 year to 18 years at December 31, 2021.

Our major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™	Lockview®	CompX Marine®
National Cabinet Lock®	System 64®	Custom Marine®
Fort Lock®	SlamCAM®	Livorsi® Marine
Timberline® Lock	RegulatoR®	Livorsi II® Marine
Chicago Lock®	CompXpress®	CMI Industrial®
STOCK LOCKS®	GEM®	Custom Marine® Stainless Exhaust
KeSet®	Turbine™	The #1 Choice in Performance Boating®
TuBar®	NARC iD®	Mega Rim®
StealthLock®	NARC®	Race Rim®
ACE®	ecoForce®	Vantage View®
ACE® II		GEN-X®
CompX eLock®

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2021 (United States Postal Service representing 16%). Our largest ten customers accounted for approximately 51% of our sales in 2021.

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

Environmental, Social and Governance (“ESG”)

We seek to operate our business in line with sound ESG principles that include corporate governance, social responsibility, sustainability and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures that we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

At a corporate level, we engage in periodic reviews of our cybersecurity programs, including cybersecurity risk and threats. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred. We periodically update our board of directors on our cyber-related risks and cybersecurity programs.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our Board established share ownership guidelines for our non-management directors.

Regulatory and Environmental Matters

We have a history of incorporating environmental management and compliance in our operations and decision making. We operate three low-emission manufacturing facilities and our production processes requiring waste-water discharge are consolidated at our Mauldin, South Carolina facility. This facility has received a ReWa Gold Award multiple years for its exemplary performance from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region. In addition, we operate extensive scrap metal recycling programs to reduce landfill waste.

Our operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. Our operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

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

As of December 31, 2021, we employed 570 people, all in the United States. We believe our labor relations are good.

Health and Safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We are conducting our business in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people, and we have established policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains, and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.  We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. We track this data to assess the quality of our safety performance. We use a Lost Time Incident Rate as a key measure of worker safety. The Lost Time Incident Rate is a standard Occupational Safety and Health Administration metric that calculates the number of incidents that result in time away from work. We had a Lost Time Incident Rate of three in 2019, nil in 2020, and one in 2021.

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

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in this Form 10-K is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2019, 2020 and 2021 are December 29, 2019, January 3, 2021, and January 2, 2022, respectively. Our fiscal year ending December 31, 2021 was a 52-week year. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports; proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compxinternational.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of the documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

ITEM 1A.RISK FACTORS

Listed below are certain risk factors associated with us and our businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings, operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

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

●	Competitors may be able to drive down prices for our products beyond our ability to adjust costs because their costs are lower than ours, especially products sourced from Asia.
●	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
●	A reduction of our market share with one or more of our key customers, or a reduction in one or more of our key customers’ market share for their end-use products, may reduce demand for our products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
●	We may not be able to sustain a cost structure that enables us to be competitive.
●	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

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

Certain raw materials used in our products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity. Zinc and brass are the principal raw materials used in the manufacture of security products. Stainless steel and aluminum are the major raw materials used in the manufacture of marine components. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. We occasionally enter into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs and ensure supply. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.

Certain components used in our products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, global conflicts and public health crises such as pandemics, could prevent our vendors from being able to supply these components. Should our vendors not be able to meet their supply obligations or should we be otherwise unable to obtain necessary raw materials or components, we may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

COVID-19 has affected our operations and may continue to affect our operations during 2022.

Our operations have been and may continue to be negatively impacted by COVID-19, specifically from disruptions to our supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. In addition, the ability of our suppliers and customers to operate may be significantly impacted by individuals contracting or being exposed to COVID-19 or as a result of associated control measures. Given the dynamic and uncertain nature and duration of COVID-19 and related variants, and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance.

We have 570 employees and operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we enhanced cleaning and sanitization procedures, and implemented other health and safety protocols. We have generally been able to successfully operate through the pandemic; however, with the increase spread of new variants of  COVID-19, it is possible we may have  temporary closures at one or more of our facilities for the health and safety of our workforce if conditions warrant.

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

Third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend and distract our management’s and technical staff’s attention and resources. Claims of intellectual property infringement might also require us to redesign affected technology, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our technology. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted.

Climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

All of our production facilities are located in the United States and each requires energy, including electricity and natural gas in order to conduct operations.  The U.S. government has determined that the consumption of energy derived from fossil fuels is a major contributor to climate change and is contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission costs, Green House Gas (“GHG”) emissions and renewable energy targets. To date, legislation and regulatory actions related to climate change have not had a material adverse effect on our financial results. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if new legislation or regulatory actions related to climate change were to be enacted or implemented, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future climate change regulations could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations.

General Risk Factors

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

We rely on information technology systems to manage, process and analyze data, as well as to facilitate the manufacture and distribution of our products to and from our plants. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions, or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks, and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition.  We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to our systems. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

Physical impacts of climate change could have a material adverse effect on our costs and operations.

Climate change may increase both the frequency and severity of extreme weather conditions and natural disasters such as hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Furthermore, periods of extended inclement weather may inhibit our facility operations and delay or hinder shipments of our products to customers. Any such events could have a material adverse effect on our costs or results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Dallas, Texas 75240. The following table sets forth the location, size and business operating segment for each of our principal operating facilities.

	Business		Size
Facility Name	Segment	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products business segment

MC – Marine Components business segment

(1)	ISO-9001 registered facilities

We believe all of our facilities are well maintained and satisfactory for their intended purposes.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE American (symbol: CIX). As of February 22, 2022, there were approximately 18 holders of record of CompX Class A common stock.

Purchases of Equity Securities. Prior to 2019, our board of directors authorized various repurchases of our common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. In 2021 we repurchased 75,000 shares, and we have 602,547 shares available for repurchase under the stock repurchase program at December 31, 2021. See Note 8 to our Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our Class A common stock we purchased during the fourth quarter of 2021 (we made no purchases in October or December 2021). All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
November 2021	25,000	$22.24	25,000	602,547

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2016 through December 31, 2021. The peer group index is comprised of The Eastern Company and Strattec Security Corporation. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2016 and reinvestment of dividends.

	December 31,
	2016	2017	2018	2019	2020	2021
CompX International Inc.	$100	$84	$87	$95	$95	$157
Russell 2000 Index	100	115	102	128	154	176
Peer Group	100	118	96	103	128	113

The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporate this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Equity compensation plan information. We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. At December 31, 2021, 136,450 shares are available for award under this plan. See Note 8 to the Consolidated Financial Statements.

ITEM 6.RESERVED

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

Operating Income Overview

We reported operating income of $20.5 million in 2021 compared to operating income of $11.8 million in 2020 and $17.7 million in 2019. Our operating income was negatively impacted by the COVID-19 pandemic in 2020, primarily in the second and third quarters, which significantly impacts operating income comparisons for the comparative periods. Beginning in the third quarter of 2020 and continuing through 2021, our sales volumes generally improved at both our business segments and the increase in operating income in 2021 over 2020 primarily resulted from the higher sales volumes. The decrease in operating income in 2020 over 2019 is primarily due to the decline in net sales and gross margin due to reduced demand resulting from the COVID-19 pandemic during 2020. See results of operations discussion below.

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

Results of Operations - 2021 Compared to 2020 and 2020 Compared to 2019

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(In millions)
Net sales	$124.2	$114.5	$140.8	(8)%	23%
Cost of sales	85.2	81.7	98.1	(4)	20

Gross margin	39.0	32.8	42.7	(16)	30

Operating costs and expenses	21.3	21.0	22.2	(1)	6

Operating income	$17.7	$11.8	$20.5	(33)	74

Percent of net sales:
Cost of sales	68.6%	71.3%	69.7%
Gross margin	31.4	28.7	30.3
Operating costs and expenses	17.1	18.4	15.8
Operating income	14.2	10.3	14.6

Net Sales. Net sales increased approximately $26.3 million in 2021 compared to 2020 primarily due to higher sales at both of our segments, particularly in the second quarter of 2021, as many of our customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Beginning in the third quarter of 2020 and continuing through 2021, Marine Components sales exceeded pre-pandemic levels.  Security Products sales generally improved since third quarter of 2020 but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.

Net sales decreased approximately $9.7 million in 2020 compared to 2019 primarily due to lower Security Products sales across a variety of markets due to reduced demand resulting from the COVID-19 pandemic, offset slightly by higher Marine Component sales to the towboat market.

Cost of Sales and Gross Margin. Cost of sales increased in 2021 compared to 2020 primarily due to the effects of the higher sales, as well as increased production costs at both Security Products and Marine Components. Gross margin as a percentage of sales increased over the same period due to the increase in the Security Products gross margin percentage partially offset by the decrease in the Marine Components gross margin percentage.

Cost of sales decreased in 2020 compared to 2019 primarily due to the effects of lower sales for Security Products slightly offset by higher Marine Component sales. Gross margin as a percentage of sales decreased over the same period primarily as a result of lower gross margin percentage at Security Products.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased in 2021 compared to 2020 predominantly due to higher salary and benefit costs which increased by $.9 million. As a percentage of sales, operating costs and expenses decreased in 2021 compared to 2020 primarily due to the effect of higher sales.

Operating costs and expenses in 2020 were comparable to 2019. As a percentage of sales, operating costs and expenses increased in 2020 compared to 2019 due to the effect of lower sales.

Operating Income. As a percentage of net sales, operating income increased in 2021 compared to 2020 and decreased in 2020 compared to 2019. Operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of our cost of sales in 2021, with commodity-related raw materials accounting for approximately 16% of our cost of sales. Prices for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, remained relatively stable during 2020 but generally increased throughout 2021. Prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable in 2020 but experienced significant volatility during 2021. Based on current economic conditions, we expect prices for our primary commodity-related raw materials and other manufacturing materials to be volatile during 2022.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Interest Income. Interest income in 2021 decreased compared to 2020 primarily due to lower average loan balances on our loan to an affiliate. Interest income in 2020 decreased compared to 2019 primarily due to lower average loan balances and lower interest rates on our loan to an affiliate as well as lower interest rates on our cash investments. See Note 9 to the Consolidated Financial Statements.

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

Our effective income tax rate was 24% in each of 2019, 2020 and 2021. See Notes 7 and 10 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2022 to be comparable to our effective income tax rate for 2021.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below). For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(In millions)
Security Products:
Net sales	$99.3	$87.9	$105.1	(12)%	20%
Cost of sales	67.1	62.1	71.5	(7)	15
Gross margin	32.2	25.8	33.6	(20)	30
Operating costs and expenses	11.2	10.9	12.0	(3)	11
Operating income	$21.0	$14.9	$21.6	(29)	45

Gross margin	32.5%	29.4%	32.0%
Operating income margin	21.2	17.0	20.6

Security Products. Security Products net sales increased 20% to $105.1 million in 2021 compared to $87.9 million in 2020 when it experienced reduced demand across a variety of markets due to COVID-19. Relative to prior year, sales were $7.2 million higher to the government security market, $4.9 million higher to the transportation market, and $2.0 million higher to distribution customers. Gross margin as a percentage of net sales for 2021 increased as compared to 2020 due to increased coverage of fixed costs from higher sales, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount. Operating income margin increased for 2021 compared to 2020 primarily due to increased coverage of operating costs and expenses on higher sales, partially offset by the higher production costs impacting gross margin and increased sales and administrative-related salary and benefit costs of $.7 million.

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

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(In millions)
Marine Components:
Net sales	$24.9	$26.6	$35.7	7%	34%
Cost of sales	18.2	19.6	26.6	8	36
Gross margin	6.7	7.0	9.1	5	29
Operating costs and expenses	3.1	2.9	3.5	(4)	18
Operating income	$3.6	$4.1	$5.6	12	37

Gross margin	27.0%	26.4%	25.4%
Operating income margin	14.6	15.3	15.7

Marine Components. Marine Components net sales increased 34% in 2021 as compared to 2020 primarily due to increased sales of $7.2 million to several original equipment boat manufactures in the towboat market. Gross margin as a percentage of sales decreased in 2021 compared to 2020 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including raw materials costs (primarily stainless steel), higher shipping costs, and increased labor costs resulting from higher overtime costs and increased headcount. Operating income as a percentage of net sales increased slightly in 2021 compared to 2020 due to increased coverage of operating costs and expenses from higher sales, partially offset by the factors impacting gross margin.

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

Outlook. Beginning in the second half of 2020, our sales began to steadily improve from the historically low levels we experienced during the second quarter of 2020 as a result of the COVID-19 pandemic. Throughout 2021, we experienced strong demand at both our segments. Our manufacturing facilities operated at elevated production rates during 2021 in line with improved demand, although labor markets are tight in each of the regions in which we operate and, as a result, we have experienced and continue to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment.

Based on current market conditions, we expect demand levels to remain strong in 2022 and we expect to report increased net sales and operating income in 2022 compared to 2021. Our supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far we have been able to manage through these disruptions with minimal impact on our operations.  In addition, we are experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials we use including zinc, brass and stainless steel. In response, we implemented price increases and surcharges; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and we expect increasing production costs will negatively impact gross margins in 2022 as higher cost inventories are sold. Our operations teams meet frequently to ensure we are taking appropriate actions to minimize material or supply related operational disruptions, manage inventory levels, improve operating margins and to maintain a safe working environment for all our employees.

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

●	Goodwill – Our goodwill totaled $23.7 million at December 31, 2021, all relating to our Security Products reporting unit, which corresponds to our Security Products operating segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step quantitative impairment test.

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

Evaluations of possible impairment utilizing the quantitative impairment test require us to estimate, among other factors: forecasts of future operating results, revenue growth, operating margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values, and fair values of our reporting units and assets. The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions. If any of these factors were to materially change, such change may require revaluation of our goodwill. Changes in estimates or the application of alternative assumptions could produce significantly different results.

In 2021, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely- than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 5 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $29.2 million at December 31, 2021. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2021 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization were comparable in each of 2021, 2020 and 2019. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $10.5 million in 2021 compared to $15.5 million in 2020. The $5.0 million decrease in cash provided by operating activities was primarily the net result of:

●	A higher amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $11.3 million,
●	A $8.7 million increase in operating income in 2021,
●	A $1.4 million increase in cash paid for taxes in 2021 due to higher operating income, and
●	A $1.0 million decrease in interest received in 2021 due to lower average loan balances on our loan to an affiliate and the relative timing of interest received.

Cash provided by operating activities was $15.5 million in 2020 compared to $18.5 million in 2019. The $3.0 million decrease in cash provided by operating activities was primarily the net result of:

●	A $5.8 million decrease in operating income in 2020,
●	A higher amount of net cash provided by relative changes in inventories, receivables, payables and non-tax accruals of $2.2 million,
●	A $1.8 million decrease in cash paid for taxes in 2020 due to lower operating income, and
●	A $1.0 million decrease in interest received in 2020 due to lower average interest rates and to a lesser extent lower average loan balances on our loan to an affiliate, partially offset by the relative timing of interest received.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding increased from December 31, 2020 to December 31, 2021 primarily as a result of the timing of sales and collections in the last month of 2021 as compared to 2020. For comparative purposes, we have provided 2019 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2019	2020	2021
Security Products	38 Days	35 Days	46 Days
Marine Components	27 Days	24 Days	30 Days
Consolidated CompX	36 Days	33 Days	42 Days

As shown below, our average number of days in inventory increased from December 31, 2020 to December 31, 2021 due to increased raw material and production costs as well as increased purchases of certain components and raw materials that have longer lead times or for which we have experienced availability issues. For comparative purposes, we have provided 2019 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2019	2020	2021
Security Products	76 Days	75 Days	95 Days
Marine Components	100 Days	75 Days	97 Days
Consolidated CompX	81 Days	75 Days	96 Days

Investing activities. Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure. Capital expenditures were $3.2 million in 2019, $1.7 million in 2020 and $4.1 million in 2021. As a result of the COVID-19 pandemic, we limited 2020 expenditures to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. Our 2021 capital expenditures increased above pre-pandemic levels as we accelerated the timeline for certain projects designed to increase capacity and improve our capabilities in response to strong customer demand. See Note 2 to our Consolidated Financial Statements.

We expect our capital expenditures for 2022 will be approximately $6.7 million primarily to increase our capacity and address our capability needs as well as maintain and improve the cost-effectiveness of our facilities, equipment and technology infrastructure. Capital spending for 2022 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $30 million. Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time under the agreement are at our discretion. Under the promissory note, Valhi repaid a net $5.9 million in 2019 ($34.9 million of gross borrowings and $40.8 million of gross repayments), borrowed a net $1.4 million in 2020 ($34.8 million of gross borrowings and $33.4 million of gross repayments) and repaid a net $10.8 million in 2021 ($29.8 million of gross borrowings and $40.6 million of gross repayments). See Note 9 to our Consolidated Financial Statements.

Financing activities. Cash dividends paid totaled $3.5 million ($.28 per share, or $.07 per share per quarter) in 2019, $5.0 million ($.40 per share, or $.10 per share per quarter) in 2020, and $9.9 million ($.80 per share, or $.20 per share per quarter) in 2021. On March 2, 2022 our board of directors declared a first quarter 2022 dividend of $.25 per share, to be paid on March 22, 2022 to CompX stockholders of record as of March 14, 2022. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

In addition, during 2021, we acquired 75,000 shares of our Class A common stock in market transactions for $1.3 million.

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

All of our $76.6 million aggregate cash and cash equivalents at December 31, 2021 were held in the U.S.

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

Commitments and contingencies

As more fully described in the notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. Additionally, we have purchase obligations of $30.7 million ($30.1 million payable in 2022 and $.6 million payable in 2023) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2021. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

Recent accounting pronouncements

None.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate. The outstanding principal amount of the note receivable from affiliate of $18.7 million at December 31, 2021 bears interest at prime plus 1.0% (4.25% at December 31, 2021). We received interest income of $1.2 million from the note during 2021.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Michael S. Simmons, our Senior Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined in Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2021 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (“Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.3

Amended and Restated Bylaws of Registrant, adopted by the Board of Directors March 3, 2021 – incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K filed on March 3, 2021.

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

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2021 in the original principal amount of $30 million executed by Valhi, Inc. and payable to the Registrant.

Item No.	Exhibit Item
10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 2, 2022	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	March 2, 2022
Loretta J. Feehan

/s/ Robert D. Graham	Vice Chairman of the Board	March 2, 2022
Robert D. Graham

/s/Scott C. James	President, Chief Executive Officer and Director	March 2, 2022
Scott C. James	(Principal Executive Officer)

/s/ Michael S. Simmons	Senior Vice President, Chief Financial Officer	March 2, 2022
Michael S. Simmons	(Principal Financial Officer)

/s/ Amy E. Ruf	Vice President, Controller	March 2, 2022
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	March 2, 2022
Thomas E. Barry

/s/ Terri L. Herrington	Director	March 2, 2022
Terri L. Herrington

/s/ Ann Manix	Director	March 2, 2022
Ann Manix

/s/ Mary A. Tidlund	Director	March 2, 2022
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 2, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Assessment – Security Products Reporting Unit

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $23.7 million as of December 31, 2021, all of which related to the Company’s Security Products reporting unit, which corresponds to its Security Products operating segment. As disclosed by management, management performs an annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Management first assesses qualitative factors to determine whether it is more likely than not the fair value of the Security Products reporting unit is less than its carrying value. When performing a qualitative assessment, considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit. Events and circumstances considered in management’s impairment evaluations include historical profits and stability of the markets served. In 2021, management used the qualitative assessment for the annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as management concluded it was more likely than not the fair value of the Security Products reporting unit exceeded its carrying amount.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 2, 2022

We have served as the Company’s auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2020	2021
Current assets:
Cash and cash equivalents	$70,637	$76,579
Accounts receivable, net	10,731	15,546
Inventories, net	18,337	25,642
Prepaid expenses and other	1,541	2,464
Total current assets	101,246	120,231

Other assets:
Note receivable from affiliate	29,500	18,700
Goodwill	23,742	23,742
Other noncurrent	607	597
Total other assets	53,849	43,039

Property and equipment:
Land	4,940	5,071
Buildings	23,146	23,161
Equipment	68,227	70,664
Construction in progress	1,010	2,028
	97,323	100,924
Less accumulated depreciation	68,373	71,742
Net property and equipment	28,950	29,182
Total assets	$184,045	$192,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,198	$14,724
Income taxes payable to affiliate	952	1,722
Total current liabilities	13,150	16,446

Noncurrent liabilities - deferred income taxes	3,239	2,918

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value; 20,000,000 shares authorized; 12,451,157 and 12,380,657 shares issued and outstanding	124	124
Additional paid-in capital	55,987	54,780
Retained earnings	111,545	118,184
Total stockholders' equity	167,656	173,088
Total liabilities and stockholders’ equity	$184,045	$192,452

Commitments and contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2019	2020	2021

Net sales	$124,243	$114,537	$140,815
Cost of sales	85,280	81,689	98,066
Gross margin	38,963	32,848	42,749
Selling, general and administrative expense	21,297	21,031	22,223
Operating income	17,666	11,817	20,526
Interest income	3,270	1,680	1,197
Income before income taxes	20,936	13,497	21,723
Provision for income taxes	4,938	3,174	5,155
Net income	$15,998	$10,323	$16,568

Basic and diluted net income per common share	$1.29	$.83	$1.34

Basic and diluted weighted average shares outstanding	12,440	12,448	12,411

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2020 and 2021

(In thousands, except per share data)

	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity
Balance at December 31, 2018	$124	$55,751	$93,687	$—	$149,562
Net income	—	—	15,998	—	15,998
Cash dividends ($0.28 per share)	—	—	(3,483)	—	(3,483)
Issuance of common stock	—	118	—	—	118
Balance at December 31, 2019	124	55,869	106,202	—	162,195
Net income	—	—	10,323	—	10,323
Cash dividends ($0.40 per share)	—	—	(4,980)	—	(4,980)
Issuance of common stock	—	118	—	—	118
Balance at December 31, 2020	124	55,987	111,545	—	167,656
Net income	—	—	16,568	—	16,568
Cash dividends ($0.80 per share)	—	—	(9,929)	—	(9,929)
Issuance of common stock	—	104	—	—	104
Treasury stock:
Acquired	—	—	—	(1,311)	(1,311)
Retired	—	(1,311)	—	1,311	—
Balance at December 31, 2021	$124	$54,780	$118,184	$—	$173,088

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income	$15,998	$10,323	$16,568
Depreciation and amortization	3,684	3,827	3,839
Deferred income taxes	89	(48)	(321)
Other, net	458	346	269
Change in assets and liabilities:
Accounts receivable, net	250	1,118	(4,806)
Inventories, net	(1,439)	(193)	(7,479)
Accounts payable and accrued liabilities	(399)	95	2,547
Accounts with affiliates	(203)	449	854
Prepaids and other, net	27	(415)	(997)
Net cash provided by operating activities	18,465	15,502	10,474
Cash flows from investing activities:
Capital expenditures	(3,166)	(1,740)	(4,094)
Proceeds from sale of fixed assets, net	125	—	2
Note receivable from affiliate:
Collections	40,800	33,428	40,600
Advances	(34,900)	(34,828)	(29,800)
Net cash provided by (used in) investing activities	2,859	(3,140)	6,708
Cash flows from financing activities:
Dividends paid	(3,483)	(4,980)	(9,929)
Treasury stock acquired	—	—	(1,311)
Net cash used in financing activities	(3,483)	(4,980)	(11,240)
Net change for the year	17,841	7,382	5,942
Balance at beginning of period	45,414	63,255	70,637
Balance at end of period	$63,255	$70,637	$76,579

Supplemental disclosures -
Cash paid for income taxes	$5,027	$3,261	$4,700

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 – Summary of significant accounting policies:

Organization. We (NYSE American: CIX) are approximately 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2021. We manufacture and sell component products (security products and recreational marine components). At December 31, 2021, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. Each of the years ended December 31, 2019 and 2020 consisted of 52 weeks and 53 weeks, respectively. The year ended December 31, 2021 consisted of 52 weeks. For presentation purposes, annual information in the consolidated financial statements and accompanying notes is presented as ended on December 31. The actual date of our fiscal years are December 29, 2019, January 3, 2021, and January 2, 2022, respectively.

Cash and cash equivalents. We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Net sales. Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising and research and development costs as incurred. Advertising and research and development costs were not significant in 2019, 2020 or 2021.

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

Employee benefit plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense approximated $3.2 million in 2019, $3.0 million in 2020 and $3.7 million in 2021.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $5.0 million in 2019, $3.2 million in 2020 and $4.7 million in 2021.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. We did not have a reserve for uncertain tax positions in 2019, 2020 or 2021.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. At December 31, 2021, we had two reportable operating segments – Security Products and Marine Components.

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

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Net sales:
Security Products	$99,328	$87,863	$105,124
Marine Components	24,915	26,674	35,691
Total net sales	$124,243	$114,537	$140,815

Operating income (loss):
Security Products	$21,013	$14,926	$21,622
Marine Components	3,644	4,088	5,591
Corporate operating expenses	(6,991)	(7,197)	(6,687)
Total operating income	17,666	11,817	20,526
Interest income	3,270	1,680	1,197
Income before income taxes	$20,936	$13,497	$21,723

Depreciation and amortization:
Security Products	$3,056	$3,069	$2,890
Marine Components	627	757	940
Corporate	1	1	9
Total	$3,684	$3,827	$3,839

Capital expenditures:
Security Products	$1,530	$1,252	$1,044
Marine Components	1,636	458	3,050
Corporate	—	30	—
Total	$3,166	$1,740	$4,094

Net sales point of destination:
United States	$114,186	$107,712	$129,160
Canada	7,257	4,423	8,061
Mexico	922	431	589
Other	1,878	1,971	3,005
Total	$124,243	$114,537	$140,815

	December 31,
	2019	2020	2021

	(In thousands)
Total assets:
Security Products	$73,697	$70,755	$78,193
Marine Components	15,256	15,515	18,167
Corporate	89,591	97,775	96,092
Total	$178,544	$184,045	$192,452

Net property and equipment for 2019, 2020 and 2021 is entirely located within the United States.

Note 3 – Accounts receivable, net:

	December 31,	December 31,
	2020	2021

	(In thousands)
Accounts receivable, net:
Security Products	$8,797	$12,896
Marine Components	2,004	2,720
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$10,731	$15,546

Note 4 – Inventories, net:

	December 31,	December 31,
	2020	2021

	(In thousands)
Raw materials:
Security Products	$2,318	$3,640
Marine Components	902	1,402
Total raw materials	3,220	5,042
Work-in-process:
Security Products	9,214	12,721
Marine Components	2,454	4,046
Total work-in-process	11,668	16,767
Finished goods:
Security Products	2,235	2,271
Marine Components	1,214	1,562
Total finished goods	3,449	3,833
Total inventories, net	$18,337	$25,642

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

In 2019, 2020 and 2021, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill. As permitted by GAAP, during each of 2019, 2020 and 2021 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.

Our gross goodwill at December 31, 2021 is $33.6 million. Prior to 2019, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,
	2020	2021

	(In thousands)
Accounts payable:
Security Products	$1,859	$2,594
Marine Components	773	814
Accrued liabilities:
Employee benefits	8,431	9,797
Customer tooling	393	516
Taxes other than on income	301	391
Insurance	172	208
Sales rebates	79	48
Other	190	356
Total accounts payable and accrued liabilities	$12,198	$14,724

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Provision for income taxes:
Currently payable	$4,849	$3,222	$5,476
Deferred income tax expense (benefit)	89	(48)	(321)
Total	$4,938	$3,174	$5,155

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$4,397	$2,835	$4,562
State income taxes	742	378	692
FDII benefit	(201)	(55)	(120)
Other, net	—	16	21
Total provision for income taxes	$4,938	$3,174	$5,155

Under the “Tax Cuts and Jobs Act,” domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income provisions. We qualify for this deduction and recognized a current cash tax benefit of $0.2 million in 2019 ($0.1 million of such current cash tax benefit is related to 2018) and $0.1 million in each of 2020 and 2021. See also Note 10 to our Consolidated Financial Statements.

The components of the net deferred tax liability are summarized below.

	December 31,
	2020	2021

	(In thousands)
Tax effect of temporary differences related to:
Inventories	$356	$531
Property and equipment	(2,887)	(2,951)
Accrued liabilities and other deductible differences	18	39
Accrued employee benefits	982	1,182
Goodwill	(1,693)	(1,693)
Other taxable differences	(15)	(26)
Total deferred tax liability	$(3,239)	$(2,918)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our income tax returns prior to 2018 are generally considered closed to examination by applicable tax authorities.

Note 8 – Stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

Balance at December 31, 2018	12,435,557	—	12,435,557
Issued	7,500	—	7,500
Balance at December 31, 2019	12,443,057	—	12,443,057
Issued	8,100	—	8,100
Balance at December 31, 2020	12,451,157	—	12,451,157
Issued	4,500	—	4,500
Acquired	—	(75,000)	(75,000)
Retired	(75,000)	75,000	—
Balance at December 31, 2021	12,380,657	—	12,380,657

Common stock. Our authorized capital stock consists of 20,000,000 shares of Class A common stock and 1,000 shares of preferred stock.

Share repurchases and cancellations. Prior to 2019, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. We made no treasury purchases during 2019 or 2020. During 2021, we purchased 75,000 shares of our Class A common stock (50,000 shares in the first quarter and 25,000 shares in the fourth quarter) in market transactions for approximately $1.3 million.  We cancelled these treasury shares and allocated their costs to common stock at par value and additional paid-in-capital. At December 31, 2021, 602,547 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. All of the Class A common shares we issued in 2019, 2020 and 2021 were issued under this plan. At December 31, 2021, 136,450 shares were available for award under this plan.

Dividends. We paid regular quarterly dividends of $.07 per share during 2019, $0.10 per share during 2020 and $.20 per share during 2021. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, prior to 2019, we entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $30 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2020 and 2021, the outstanding principal balance receivable from Valhi under the promissory note was $29.5 million and $18.7 million, respectively. Interest income (including unused commitment fees) on our loan to Valhi was $2.4 million in 2019, $1.5 million in 2020 and $1.2 million in 2021.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate ISA fees annually and agreements renew quarterly. Fees pursuant to these agreements aggregated $3.4 million in each of 2019, 2020, and 2021.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites. EWI RE, Inc., a subsidiary of NL, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to NL’s sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from the insurance and reinsurance underwriters for the policies that it brokered. The aggregate amounts we paid under the group insurance program was approximately $2.3 million through the date of the sale in 2019. This amount principally represents insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers. Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI, and we continue to utilize Tall Pines to underwrite certain insurance risks. During 2020 and 2021, we paid $2.8 million and $2.9 million, respectively under the group insurance program, which amounts principally represent insurance premiums, including $.7 million and $.9 million, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers (which prior to the sale were made through EWI) for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect that these relationships in place during 2021 will continue in 2022.

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

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. Our ten largest customers accounted for approximately 47% of sales in 2019, 48% in 2020 and 51% in 2021. One customer of the Security Products segment accounted for 14% of consolidated sales in 2019, 17% in 2020 and 16% in 2021.

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2020		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$70,637	$70,637	$76,579	$76,579
Accounts receivable, net	10,731	10,731	15,546	15,546
Accounts payable	2,632	2,632	3,408	3,408

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

XBRL-Only Cont

ent Section