Form 10-Q
period 2022-03-31
COMPX INTERNATIONAL INC
filed 2022-05-03
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

As of April 27, 2022, the registrant had 12,380,657 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2021	2022
		(unaudited)
Current assets:
Cash and cash equivalents	$76,579	$70,205
Accounts receivable, net	15,546	17,755
Inventories, net	25,642	28,082
Prepaid expenses and other	2,464	3,500
Total current assets	120,231	119,542

Other assets:
Note receivable from affiliate	18,700	18,100
Goodwill	23,742	23,742
Other noncurrent	597	597
Total other assets	43,039	42,439

Property and equipment:
Land	5,071	5,071
Buildings	23,161	23,161
Equipment	70,664	72,649
Construction in progress	2,028	1,713
	100,924	102,594
Less accumulated depreciation	71,742	72,697
Net property and equipment	29,182	29,897
Total assets	$192,452	$191,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,724	$11,630
Income taxes payable to affiliate	1,722	2,584
Total current liabilities	16,446	14,214

Noncurrent liabilities - deferred income taxes	2,918	2,687

Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	124
Additional paid-in capital	54,780	54,780
Retained earnings	118,184	120,073
Total stockholders' equity	173,088	174,977
Total liabilities and stockholders’ equity	$192,452	$191,878

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Net sales	$35,924	$42,050
Cost of sales	24,889	29,970
Gross margin	11,035	12,080
Selling, general and administrative expense	5,218	5,774
Operating income	5,817	6,306
Interest income	338	214
Income before income taxes	6,155	6,520
Provision for income taxes	1,470	1,536
Net income	$4,685	$4,984

Basic and diluted net income per common share	$.38	$.40

Basic and diluted weighted average shares outstanding	12,443	12,381

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31, 2021 and 2022 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity
Balance at December 31, 2020	$124	$55,987	$111,545	$—	$167,656
Net income	—	—	4,685	—	4,685
Cash dividends ($.20 per share)	—	—	(2,490)	—	(2,490)
Treasury stock:
Acquired	—	—	—	(755)	(755)
Retired	—	(755)	—	755	—
Balance at March 31, 2021	$124	$55,232	$113,740	$—	$169,096

Balance at December 31, 2021	$124	$54,780	$118,184	$—	$173,088
Net income	—	—	4,984	—	4,984
Cash dividends ($.25 per share)	—	—	(3,095)	—	(3,095)
Balance at March 31, 2022	$124	$54,780	$120,073	$—	$174,977

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$4,685	$4,984
Depreciation and amortization	949	961
Deferred income taxes	165	(231)
Other, net	35	56
Change in assets and liabilities:
Accounts receivable, net	(6,127)	(2,213)
Inventories, net	151	(2,490)
Accounts payable and accrued liabilities	(2,595)	(3,055)
Accounts with affiliates	936	862
Prepaids and other, net	(576)	(1,036)
Net cash used in operating activities	(2,377)	(2,162)

Cash flows from investing activities:
Capital expenditures	(568)	(1,717)
Note receivable from affiliate:
Collections	11,900	7,700
Advances	(11,600)	(7,100)
Net cash used in investing activities	(268)	(1,117)

Cash flows from financing activities:
Dividends paid	(2,490)	(3,095)
Treasury stock acquired	(755)	—
Net cash used in financing activities	(3,245)	(3,095)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(5,890)	(6,374)
Balance at beginning of period	70,637	76,579
Balance at end of period	$64,747	$70,205

Supplemental disclosures -
Cash paid for income taxes	$446	$904

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2022. At March 31, 2022, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2021 December 31, 2021 and March 31, 2022. The actual dates of our annual and quarterly periods are April 4, 2021, January  2, 2022 and April 3, 2022, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2021	2022

	(In thousands)
Net sales:
Security Products	$25,885	$29,581
Marine Components	10,039	12,469
Total net sales	$35,924	$42,050

Operating income (loss):
Security Products	$5,490	$6,010
Marine Components	1,943	2,009
Corporate operating expenses	(1,616)	(1,713)
Total operating income	5,817	6,306
Interest income	338	214
Income before income taxes	$6,155	$6,520

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2021	2022

	(In thousands)
Accounts receivable, net:
Security Products	$12,896	$13,576
Marine Components	2,720	4,249
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$15,546	$17,755

Note 4 – Inventories, net:

	December 31,	March 31,
	2021	2022

	(In thousands)
Raw materials:
Security Products	$3,640	$4,107
Marine Components	1,402	2,010
Total raw materials	5,042	6,117
Work-in-process:
Security Products	12,721	12,720
Marine Components	4,046	4,941
Total work-in-process	16,767	17,661
Finished goods:
Security Products	2,271	2,736
Marine Components	1,562	1,568
Total finished goods	3,833	4,304
Total inventories, net	$25,642	$28,082

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2021	2022

	(In thousands)
Accounts payable:
Security Products	$2,594	$3,107
Marine Components	814	2,019
Accrued liabilities:
Employee benefits	9,797	4,781
Customer tooling	516	355
Taxes other than on income	391	511
Insurance	208	204
Other	404	653
Total accounts payable and accrued liabilities	$14,724	$11,630

Note 6 – Provision for income taxes:

	Three months ended
	March 31,
	2021	2022

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,293	$1,369
State income taxes	200	196
FDII benefit	(23)	(33)
Other, net	—	4
Total provision for income taxes	$1,470	$1,536

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

During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction for approximately $.8 million. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital. We made no treasury purchases during the first quarter of 2022. At March 31, 2022, 602,547 shares were available for purchase under prior repurchase authorizations.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		March 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$76,579	$76,579	$70,205	$70,205
Accounts receivable, net	15,546	15,546	17,755	17,755
Accounts payable	3,408	3,408	5,126	5,126

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $30 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time under the agreement are at our discretion. At March 31, 2022, the outstanding principal balance receivable from Valhi under the promissory note was $18.1 million. Interest income (including unused commitment fees) on our loan to Valhi was $.3 million and $.2 million for the three months ended March 31, 2021 and 2022, respectively.

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

Operating Income Overview

In the first quarter of 2022 operating income increased to $6.3 million compared to $5.8 million in the first quarter of 2021. The increase in operating income in the first quarter of 2022 compared to 2021 is primarily due to higher sales for both the Security Products and Marine Components segments somewhat offset by increased production costs.

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

Results of Operations

	Three months ended
	March 31,
	2021	%	2022	%

	(Dollars in thousands)
Net sales	$35,924	100.0%	$42,050	100.0%
Cost of sales	24,889	69.3	29,970	71.3
Gross margin	11,035	30.7	12,080	28.7
Operating costs and expenses	5,218	14.5	5,774	13.7
Operating income	$5,817	16.2%	$6,306	15.0%

Net sales. Net sales increased $6.1 million in the first quarter of 2022 compared to the same period in 2021 due to higher Security Products sales across a variety of markets and, to a lesser extent, higher Marine Components sales primarily to the towboat market.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased 2.0% in the first quarter of 2022 compared to the same period in 2021. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the first quarter of 2022 compared to the same period in 2021 due to increased production costs at both Security Products and Marine Components. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2022 were higher than the same period in 2021 due to higher salary and benefit costs which increased by $.2 million, as well as higher costs for advertising, travel, information technology, and employee recruiting. Operating costs and expenses as a percentage of net sales decreased in 2022 due to the effect of higher sales.

Operating income. As a percentage of net sales, operating income for the first quarter of 2022 decreased compared to the same period of 2021 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,		%
	2021	2022	Change

	(Dollars in thousands)
Security Products:
Net sales	$25,885	$29,581	14%
Cost of sales	17,652	20,500	16
Gross margin	8,233	9,081	10
Operating costs and expenses	2,743	3,071	12
Operating income	$5,490	$6,010	9

Gross margin	31.8%	30.7%
Operating income margin	21.2	20.3

Security Products. Security Products net sales increased 14% in the first quarter of 2022 compared to the same period last year. Relative to the first quarter of 2021, sales were $1.4 million higher to the government security market, $.9 million higher to distributors, and $.7 million higher to the office furniture market. Gross margin as a percentage of net sales for the first quarter of 2022 declined as compared to 2021 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including increased raw material costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs due to higher wages, overtime costs and increased headcount. Operating income as a percentage of net sales decreased in the first quarter of 2022 compared to the first quarter of 2021 due to the factors impacting gross margin, partially offset by increased coverage of operating costs and expenses from higher sales.

	Three months ended
	March 31,		%
	2021	2022	Change

	(Dollars in thousands)

Marine Components:
Net sales	$10,039	$12,469	24%
Cost of sales	7,237	9,470	31
Gross margin	2,802	2,999	7
Operating costs and expenses	859	990	15
Operating income	$1,943	$2,009	3

Gross margin	27.9%	24.1%
Operating income margin	19.4	16.1

Marine Components. Marine Components net sales increased 24% in the first quarter of 2022 compared to the same period last year primarily due to increased sales of $2.0 million to several original equipment boat manufacturers in the towboat market. Gross margin as a percentage of sales decreased in the first quarter of 2022 compared to the same period last year due to higher cost of sales driven by higher raw materials (primarily stainless steel and aluminum), higher shipping costs, and increased labor costs resulting from higher wages, overtime costs and increased headcount, partially offset by increased coverage of fixed costs from higher sales. Operating income as a percentage of net sales decreased in the first quarter of 2022 compared to the first quarter of 2021 due to the factors impacting gross margin, partially offset by increased coverage of operating costs and expenses from higher sales.

Outlook. During the first quarter of 2022, we experienced strong demand at both our segments. We operated our manufacturing facilities at elevated production rates during the quarter in line with improved demand, although labor markets are tight in each of the regions in which we operate and, as a result, we have experienced and continue to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment.

Based on current market conditions, we expect demand levels to remain strong in 2022 and we expect to report increased net sales and operating income in 2022 compared to 2021. Our supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far we have been able to manage through these disruptions with minimal impact on our operations. In addition, we are experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials we use including zinc, brass, stainless steel and aluminum. In response, we implemented price increases and surcharges; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and we expect increasing production costs will continue to pressure gross margins in 2022 as inventory costs are expected to remain above prior year costs for the foreseeable future. Our operations teams meet frequently to ensure we are taking appropriate actions to minimize material or supply related operational disruptions, manage inventory levels, improve operating margins and to maintain a safe working environment for all our employees.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. As noted above, there continue to be global and domestic supply chain challenges and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, demand for our products and the timing and effectiveness of the global measures deployed to fight COVID-19, particularly in China, all of which remain uncertain and cannot be predicted.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital. Our net cash used by operating activities for the first three months of 2022 decreased by $.2 million as compared to the first three months of 2021. The decrease in net cash used is primarily due to the net effects of:

●	A $.5 million increase in operating income in 2022,
●	A $.5 million increase in cash paid for taxes in 2022 due to higher operating income and the relative timing of payments,
●	A lower amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $.4 million in 2022, and
●	A $.1 million decrease in interest received in 2022 due to a lower average affiliate receivable balance.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2021 to March 31, 2022 varied by segment primarily as a result of relative changes in the timing of collections. For comparative purposes, we have provided December 31, 2020 and March 31, 2021 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2020	2021	2021	2022
Security Products	35 Days	46 Days	46 Days	42 Days
Marine Components	24 Days	33 Days	30 Days	31 Days
Consolidated CompX	33 Days	43 Days	42 Days	38 Days

Our average number of days in inventory decreased from December 31, 2021 to March 31, 2022 primarily due to sales growth at both segments in the first quarter of 2022. For comparative purposes, we have provided December 31, 2020 and March 31, 2021 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2020	2021	2021	2022
Security Products	75 Days	72 Days	95 Days	87 Days
Marine Components	75 Days	54 Days	97 Days	82 Days
Consolidated CompX	75 Days	66 Days	96 Days	85 Days

Investing activities. Our capital expenditures were $1.7 million and $.6 million in the first three months of 2022 and 2021, respectively. During the first three months of 2022, Valhi repaid a net $.6 million under the promissory note ($7.1 million of gross borrowings and $7.7 million of gross repayments). During the first three months of 2021, Valhi repaid a net $.3 million under the promissory note ($11.6 million of gross borrowings and $11.9 million of gross repayments). See Note 9 to the Condensed Consolidated Financial Statements.

Financing activities. In March 2022, our board of directors increased our regular quarterly dividend from $.20 per share to $.25 per share beginning in the first quarter of 2022. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

In addition, during the first quarter of 2021, we acquired 50,000 shares of our Class A common stock in a market transaction for $.8 million.

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

All of our $70.2 million aggregate cash and cash equivalents at March 31, 2022 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at March 31, 2022 totaled $.6 million. Our 2022 capital investments are primarily expenditures to meet our expected customer demand, improve capacity and efficiency and properly maintain our facilities and technology infrastructure.

Stock repurchase program. At March 31, 2022, we have 602,547 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 7 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2021 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first three months of 2022 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2021 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report. See also Note 8 to the Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Michael S. Simmons, our Senior Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
●	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1A.Risk Factors.

Reference is made to the 2021 Annual Report for a discussion of risk factors related to our businesses.

ITEM  6.Exhibits.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 3, 2022	By:	/s/ Michael S. Simmons
Michael S. Simmons
Senior Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller