Form 10-Q
period 2022-06-30
COMPX INTERNATIONAL INC
filed 2022-08-02
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of July 28, 2022, the registrant had 12,307,157 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2021	2022
		(unaudited)
Current assets:
Cash and cash equivalents	$76,579	$70,057
Accounts receivable, net	15,546	17,573
Inventories, net	25,642	33,303
Prepaid expenses and other	2,464	3,779
Total current assets	120,231	124,712

Other assets:
Note receivable from affiliate	18,700	16,600
Goodwill	23,742	23,742
Other noncurrent	597	590
Total other assets	43,039	40,932

Property and equipment:
Land	5,071	5,071
Buildings	23,161	23,174
Equipment	70,664	72,754
Construction in progress	2,028	1,389
	100,924	102,388
Less accumulated depreciation	71,742	72,929
Net property and equipment	29,182	29,459
Total assets	$192,452	$195,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,724	$15,183
Income taxes payable to affiliate	1,722	1,055
Total current liabilities	16,446	16,238

Noncurrent liabilities - deferred income taxes	2,918	2,432

Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	123
Additional paid-in capital	54,780	53,155
Retained earnings	118,184	123,155
Total stockholders' equity	173,088	176,433
Total liabilities and stockholders’ equity	$192,452	$195,103

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(unaudited)
Net sales	$36,253	$41,675	$72,177	$83,725
Cost of sales	24,947	28,046	49,836	58,016
Gross margin	11,306	13,629	22,341	25,709
Selling, general and administrative expense	5,548	5,884	10,766	11,658
Operating income	5,758	7,745	11,575	14,051
Interest income	318	337	656	551
Income before income taxes	6,076	8,082	12,231	14,602
Provision for income taxes	1,456	1,906	2,926	3,442
Net income	$4,620	$6,176	$9,305	$11,160

Basic and diluted net income per common share	$.37	$.50	$.75	$.90

Basic and diluted weighted average shares outstanding	12,403	12,367	12,423	12,374

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30, 2021 and 2022 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity
Balance at March 31, 2021	$124	$55,232	$113,740	$—	$169,096
Net income	—	—	4,620	—	4,620
Issuance of common stock	—	104	—	—	104
Cash dividends ($.20 per share)	—	—	(2,481)	—	(2,481)
Balance at June 30, 2021	$124	$55,336	$115,879	$—	$171,339

Balance at March 31, 2022	$124	$54,780	$120,073	$—	$174,977
Net income	—	—	6,176	—	6,176
Issuance of common stock	—	118	—	—	118
Treasury stock:
Acquired	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	1,744	—
Cash dividends ($.25 per share)	—	—	(3,094)	—	(3,094)
Balance at June 30, 2022	$123	$53,155	$123,155	$—	$176,433

	Six months ended June 30, 2021 and 2022 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity
Balance at December 31, 2020	$124	$55,987	$111,545	$—	$167,656
Net income	—	—	9,305	—	9,305
Issuance of common stock	—	104	—	—	104
Treasury stock:
Acquired	—	—	—	(755)	(755)
Retired	—	(755)	—	755	—
Cash dividends ($.40 per share)	—	—	(4,971)	—	(4,971)
Balance at June 30, 2021	$124	$55,336	$115,879	$—	$171,339

Balance at December 31, 2021	$124	$54,780	$118,184	$—	$173,088
Net income	—	—	11,160	—	11,160
Issuance of common stock	—	118	—	—	118
Treasury stock:
Acquired	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	1,744	—
Cash dividends ($.50 per share)	—	—	(6,189)	—	(6,189)
Balance at June 30, 2022	$123	$53,155	$123,155	$—	$176,433

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$9,305	$11,160
Depreciation and amortization	1,900	1,956
Deferred income taxes	467	(486)
Other, net	185	201
Change in assets and liabilities:
Accounts receivable, net	(5,910)	(2,033)
Inventories, net	(1,691)	(7,735)
Accounts payable and accrued liabilities	(393)	446
Accounts with affiliates	112	(667)
Prepaids and other, net	(414)	(1,316)
Net cash provided by operating activities	3,561	1,526

Cash flows from investing activities:
Capital expenditures	(1,598)	(2,215)
Note receivable from affiliate:
Collections	22,200	12,400
Advances	(18,700)	(10,300)
Net cash provided by (used in) investing activities	1,902	(115)

Cash flows from financing activities:
Dividends paid	(4,971)	(6,189)
Treasury stock acquired	(755)	(1,744)
Net cash used in financing activities	(5,726)	(7,933)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(263)	(6,522)
Balance at beginning of period	70,637	76,579
Balance at end of period	$70,374	$70,057

Supplemental disclosures -
Cash paid for income taxes	$2,439	$4,603

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2022. At June 30, 2022, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2021 December 31, 2021 and June 30, 2022. The actual dates of our annual and quarterly periods are July 4, 2021, January 2, 2022 and July 3, 2022, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In thousands)
Net sales:
Security Products	$27,587	$28,837	$53,472	$58,418
Marine Components	8,666	12,838	18,705	25,307
Total net sales	$36,253	$41,675	$72,177	$83,725

Operating income (loss):
Security Products	$5,845	$6,731	$11,335	$12,741
Marine Components	1,598	2,724	3,541	4,733
Corporate operating expenses	(1,685)	(1,710)	(3,301)	(3,423)
Total operating income	5,758	7,745	11,575	14,051
Interest income	318	337	656	551
Income before income taxes	$6,076	$8,082	$12,231	$14,602

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2021	2022

	(In thousands)
Accounts receivable, net:
Security Products	$12,896	$13,735
Marine Components	2,720	3,908
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$15,546	$17,573

Note 4 – Inventories, net:

	December 31,	June 30,
	2021	2022

	(In thousands)
Raw materials:
Security Products	$3,640	$4,691
Marine Components	1,402	2,558
Total raw materials	5,042	7,249
Work-in-process:
Security Products	12,721	15,017
Marine Components	4,046	5,941
Total work-in-process	16,767	20,958
Finished goods:
Security Products	2,271	3,111
Marine Components	1,562	1,985
Total finished goods	3,833	5,096
Total inventories, net	$25,642	$33,303

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2021	2022

	(In thousands)
Accounts payable:
Security Products	$2,594	$4,484
Marine Components	814	1,936
Accrued liabilities:
Employee benefits	9,797	7,165
Customer tooling	516	617
Taxes other than on income	391	418
Insurance	208	191
Other	404	372
Total accounts payable and accrued liabilities	$14,724	$15,183

Note 6 – Provision for income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,276	$1,697	$2,569	$3,066
State income taxes	200	243	400	439
FDII benefit	(17)	(39)	(40)	(72)
Other, net	(3)	5	(3)	9
Total provision for income taxes	$1,456	$1,906	$2,926	$3,442

Note 7 – Stockholders’ equity:

Our board of directors has previously authorized the repurchase of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We use cash on hand to acquire the shares. Repurchased shares are added to our treasury and cancelled.

During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under the prior repurchase authorizations.  Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction for approximately $.8 million. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital. At June 30, 2022, 523,647 shares were available for purchase under prior repurchase authorizations.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		June 30, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$76,579	$76,579	$70,057	$70,057
Accounts receivable, net	15,546	15,546	17,573	17,573
Accounts payable	3,408	3,408	6,420	6,420

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $30 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time under the agreement are at our discretion. At June 30, 2022, the outstanding principal balance receivable from Valhi under the promissory note was $16.6 million. Interest income (including unused commitment fees) on our loan to Valhi was $.6 million and $.4 million for the six months ended June 30, 2021 and 2022, respectively.

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

Operating Income Overview

In the second quarter of 2022 operating income increased to $7.7 million compared to $5.8 million in the second quarter of 2021. Operating income for the first six months of 2022 was $14.0 million compared to $11.6 million in the first six months of 2021. The increase in operating income in the second quarter and first six months of 2022 compared to 2021 is primarily due to higher sales for both the Marine Components and Security Products segments.

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

Results of Operations

	Three months ended
	June 30,
	2021	%	2022	%

	(Dollars in thousands)
Net sales	$36,253	100.0%	$41,675	100.0%
Cost of sales	24,947	68.8	28,046	67.3
Gross margin	11,306	31.2	13,629	32.7
Operating costs and expenses	5,548	15.3	5,884	14.1
Operating income	$5,758	15.9%	$7,745	18.6%

	Six months ended
	June 30,
	2021	%	2022	%

	(Dollars in thousands)
Net sales	$72,177	100.0%	$83,725	100.0%
Cost of sales	49,836	69.0	58,016	69.3
Gross margin	22,341	31.0	25,709	30.7
Operating costs and expenses	10,766	15.0	11,658	13.9
Operating income	$11,575	16.0%	$14,051	16.8%

Net sales. Net sales increased $5.4 million and $11.5 million in the second quarter and for the first six months of 2022, respectively, compared to the same periods in 2021 due to higher Marine Components sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Cost of sales and gross margin. Cost of sales as a percentage of sales decreased 1.5% in the second quarter of 2022 compared to the same period in 2021. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2022 compared to the same period in 2021 primarily due to improved gross margin at Security Products. Cost of sales and gross margin as a percentage of sales for the first six months of 2022 were comparable to the same period in 2021.  See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter of 2022 are comparable to the same period in 2021. For the first six months of 2022, operating costs and expenses were higher than the same period in 2021 primarily due to higher salary and benefit costs which increased by $.4 million. Operating costs and expenses as a percentage of net sales decreased for the second quarter and the first six months of 2022 due to the effect of higher sales.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2022 increased compared to the same periods of 2021 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2021	2022	Change	2021	2022	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$27,587	$28,837	5%	$53,472	$58,418	9%
Cost of sales	18,738	18,888	1	36,390	39,388	8
Gross margin	8,849	9,949	12	17,082	19,030	11
Operating costs and expenses	3,004	3,218	7	5,747	6,289	9
Operating income	$5,845	$6,731	15	$11,335	$12,741	12

Gross margin	32.1%	34.5%		31.9%	32.6%
Operating income margin	21.2	23.3		21.2	21.8

Security Products. Security Products net sales increased 5% in the second quarter of 2022 compared to the same period last year. Relative to prior year, second quarter sales were $.7 million higher to the office furniture market and $.6 million higher to the government security market. Security Products net sales increased 9% in the first six months of 2022 compared to the same period last year. Relative to prior year, sales for the first six months were $1.9 million higher to the government security market, $1.4 million higher to the office furniture market and $.8 million higher to distributors.

Gross margin as a percentage of net sales for the second quarter and the first six months of 2022 increased as compared to the same periods in 2021 primarily due to higher sales resulting from price increases and surcharges implemented to recover higher production costs and, to a lesser extent, from increased coverage of fixed costs from higher sales. Operating income as a percentage of net sales increased in the second quarter and the first six months of 2022 compared to the same periods in 2021 due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2021	2022	Change	2021	2022	Change

	(Dollars in thousands)			(Dollars in thousands)

Marine Components:
Net sales	$8,666	$12,838	48%	$18,705	$25,307	35%
Cost of sales	6,209	9,158	47	13,446	18,628	39
Gross margin	2,457	3,680	50	5,259	6,679	27
Operating costs and expenses	859	956	11	1,718	1,946	13
Operating income	$1,598	$2,724	70	$3,541	$4,733	34

Gross margin	28.4%	28.7%		28.1%	26.4%
Operating income margin	18.4	21.2		18.9	18.7

Marine Components. Marine Components net sales in the second quarter and first six months of 2022 increased 48% and 35%, respectively, compared to the same periods in 2021. Sales to the towboat market were $3.7 million higher for the second quarter and $5.7 million higher for the first six months of 2022 compared to the same periods in 2021.

As a percentage of net sales, gross margin for the second quarter of 2022 was comparable to the same period in 2021. Operating income as a percentage of net sales increased in the second quarter of 2022 compared to the same period in 2021 due to increased sales as a result of surcharges implemented to recover higher production costs and increased coverage of cost of sales, operating costs and expenses on higher sales. For the first six months of 2022, gross margin as a percentage of net sales decreased compared to the same period in 2021 as surcharges and increased coverage of fixed costs from higher sales were more than offset by higher cost of sales, most significantly in the first quarter of 2022, driven by higher raw material costs (primarily stainless steel and aluminum), higher shipping costs and increased labor costs. Operating income as a percentage of net sales for the six months of 2022 was comparable to the same period in 2021.

Outlook. During the first six months of 2022, we have experienced strong demand at both our segments. We operated our manufacturing facilities at elevated production rates during the first half of the year in line with our demand.  While labor markets continue to be competitive in each of the regions in which we operate and labor costs continue to rise, during the second quarter we were able to achieve more balanced staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment.

Security Products is beginning to experience some softening in demand particularly in the transportation and distribution markets, but we expect continued strong demand in other markets to offset these declines. Marine Components demand remains strong and we currently expect to report increased net sales and operating income from both segments for the full year 2022 compared to 2021. Certain of our supply chains, particularly for commodity raw materials, have stabilized while other supply chains remain challenging, and current global and domestic supply chain disruptions continue to impact sourcing certain raw materials and components (such as electronic components) due to increased lead times, shortages and transportation and logistics delays. Thus far we have been able to manage through these disruptions with minimal impact on our operations. In addition, we are experiencing increased production costs including higher labor and shipping costs and, although prices for certain raw materials have begun to stabilize, costs of many of the raw materials we use including zinc, brass, stainless steel and aluminum remain elevated above pre-pandemic levels. In response, we have implemented additional price increases and increased surcharges where necessary and, to-date, we have been successful in recovering our increased production costs; however, the extent to which future price increases and surcharges will mitigate rising costs is uncertain and we expect increasing production costs will continue to pressure gross margins as inventory costs are expected to remain above prior year costs for the foreseeable future. We continue to take actions we believe will minimize supply related disruptions, manage inventory turnover, improve operating margins and maintain a safe working conditions environment for our employees.

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

Our net cash provided by operating activities for the first six months of 2022 decreased by $2.0 million as compared to the first six months of 2021.  The decrease is primarily due to the net effects of:

●	A $2.5 million increase in operating income in 2022,
●	A $2.2 million increase in cash paid for taxes in 2022 due to higher operating income and the relative timing of payments, and
●	A higher amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals of approximately $2.2 million in 2022.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2021 to June 30, 2022 varied by segment primarily as a result of relative changes in the timing of collections relative to sales at the end of the quarter. For comparative purposes, we have provided December 31, 2020 and June 30, 2021 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2020	2021	2021	2022
Security Products	35 Days	45 Days	46 Days	43 Days
Marine Components	24 Days	31 Days	30 Days	28 Days
Consolidated CompX	33 Days	42 Days	42 Days	38 Days

Our average number of days in inventory increased from December 31, 2021 to June 30, 2022 due to the timing of sales relative to the end of the quarter, primarily at Security Products, and from increased inventories of certain components and raw materials that had longer lead times or for which we have experienced availability issues. For comparative purposes, we have provided December 31, 2020 and June 30, 2021 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2020	2021	2021	2022
Security Products	75 Days	71 Days	95 Days	110 Days
Marine Components	75 Days	78 Days	97 Days	104 Days
Consolidated CompX	75 Days	73 Days	96 Days	108 Days

Investing activities. Our capital expenditures were $2.2 million and $1.6 million in the first six months of 2022 and 2021, respectively. During the first six months of 2022, Valhi repaid a net $2.1 million under the promissory note ($10.3 million of gross borrowings and $12.4 million of gross repayments). During the first six months of 2021, Valhi repaid a net $3.5 million under the promissory note ($18.7 million of gross borrowings and $22.2 million of gross repayments). See Note 9 to our Condensed Consolidated Financial Statements.

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

During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock (8,900 shares from affiliates and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million. During the first quarter of 2021, we acquired 50,000 shares of our Class A common stock in a market transaction for $.8 million. See Note 7 to our Condensed Consolidated Financial Statements.

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

All of our $70.1 million aggregate cash and cash equivalents at June 30, 2022 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2022 totaled $.7 million. Our 2022 capital investments are primarily expenditures to meet our expected customer demand, improve capacity and efficiency and properly maintain our facilities and technology infrastructure.

Stock repurchase program. At June 30, 2022, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 7 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2021 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first six months of 2022 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1A.Risk Factors.

Reference is made to the 2021 Annual Report for a discussion of risk factors related to our businesses.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the second quarter of 2022 (we made no purchases in April 2022). See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our previously announced repurchase program. All of these purchases were made under such repurchase program, in transactions as described in the footnotes 2 and 3 to the table below.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
5/9/22 – 6/5/22	8,900 (2)	$21.94	8,900	593,647
6/6/22 – 7/3/22	70,000 (3)	22.10	78,900	523,647

(1)	Our board of directors previously authorized repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.
(2)	On June 1, 2022, we purchased an aggregate 8,900 shares from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. The purchases count toward the shares authorized under the repurchase program.
(3)	Purchase made in an open market transaction.

ITEM  6.Exhibits.

Item No.	Exhibit Index

31.1	Certification
31.2	Certification
32.1	Certification
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 2, 2022	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller