Form 10-Q
period 2022-09-30
COMPX INTERNATIONAL INC
filed 2022-11-02
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of October 27, 2022, the registrant had 12,307,157 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2021	2022
		(unaudited)
Current assets:
Cash and cash equivalents	$76,579	$53,277
Accounts receivable, net	15,546	19,167
Inventories, net	25,642	33,337
Prepaid expenses and other	2,464	2,646
Total current assets	120,231	108,427

Other assets:
Note receivable from affiliate	18,700	14,700
Goodwill	23,742	23,742
Other noncurrent assets	597	590
Total other assets	43,039	39,032

Property and equipment:
Land	5,071	5,071
Buildings	23,161	23,181
Equipment	70,664	73,738
Construction in progress	2,028	834
	100,924	102,824
Less accumulated depreciation	71,742	73,763
Net property and equipment	29,182	29,061
Total assets	$192,452	$176,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,724	$16,139
Income taxes payable to affiliate	1,722	1,375
Total current liabilities	16,446	17,514

Noncurrent liabilities:
Deferred income taxes	2,918	2,176
Other	—	61
Total noncurrent liabilities	2,918	2,237

Stockholders' equity:
Preferred stock	—	—
Class A common stock	124	123
Additional paid-in capital	54,780	53,155
Retained earnings	118,184	103,491
Total stockholders' equity	173,088	156,769
Total liabilities and stockholders’ equity	$192,452	$176,520

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(unaudited)
Net sales	$34,556	$42,864	$106,733	$126,589
Cost of sales	23,634	30,928	73,470	88,944
Gross margin	10,922	11,936	33,263	37,645
Selling, general and administrative expense	5,791	6,016	16,557	17,674
Operating income	5,131	5,920	16,706	19,971
Interest income	289	558	945	1,109
Income before income taxes	5,420	6,478	17,651	21,080
Provision for income taxes	1,288	1,528	4,214	4,970
Net income	$4,132	$4,950	$13,437	$16,110

Basic and diluted net income per common share	$.33	$.40	$1.08	$1.30

Basic and diluted weighted average shares outstanding	12,406	12,307	12,417	12,352

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30, 2021 and 2022 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity
Balance at June 30, 2021	$124	$55,336	$115,879	$—	$171,339
Net income	—	—	4,132	—	4,132
Cash dividends ($.20 per share)	—	—	(2,481)	—	(2,481)
Balance at September 30, 2021	$124	$55,336	$117,530	$—	$172,990

Balance at June 30, 2022	$123	$53,155	$123,155	$—	$176,433
Net income	—	—	4,950	—	4,950
Cash dividends ($2.00 per share)	—	—	(24,614)	—	(24,614)
Balance at September 30, 2022	$123	$53,155	$103,491	$—	$156,769

	Nine months ended September 30, 2021 and 2022 (unaudited)
	Class A	Additional			Total
	common	paid-in	Retained	Treasury	stockholders'
	stock	capital	earnings	stock	equity
Balance at December 31, 2020	$124	$55,987	$111,545	$—	$167,656
Net income	—	—	13,437	—	13,437
Issuance of common stock	—	104	—	—	104
Treasury stock:
Acquired	—	—	—	(755)	(755)
Retired	—	(755)	—	755	—
Cash dividends ($.60 per share)	—	—	(7,452)	—	(7,452)
Balance at September 30, 2021	$124	$55,336	$117,530	$—	$172,990

Balance at December 31, 2021	$124	$54,780	$118,184	$—	$173,088
Net income	—	—	16,110	—	16,110
Issuance of common stock	—	118	—	—	118
Treasury stock:
Acquired	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	1,744	—
Cash dividends ($2.50 per share)	—	—	(30,803)	—	(30,803)
Balance at September 30, 2022	$123	$53,155	$103,491	$—	$156,769

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$13,437	$16,110
Depreciation and amortization	2,861	2,962
Deferred income taxes	426	(742)
Other, net	323	287
Change in assets and liabilities:
Accounts receivable, net	(4,374)	(3,634)
Inventories, net	(5,417)	(7,846)
Accounts payable and accrued liabilities	1,908	1,454
Accounts with affiliates	523	(347)
Prepaids and other, net	(1,592)	(122)
Net cash provided by operating activities	8,095	8,122

Cash flows from investing activities:
Capital expenditures	(2,266)	(3,008)
Proceeds from sale of fixed assets, net	—	131
Note receivable from affiliate:
Collections	33,100	21,100
Advances	(25,400)	(17,100)
Net cash provided by investing activities	5,434	1,123

Cash flows from financing activities:
Dividends paid	(7,452)	(30,803)
Treasury stock acquired	(755)	(1,744)
Net cash used in financing activities	(8,207)	(32,547)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	5,322	(23,302)
Balance at beginning of period	70,637	76,579
Balance at end of period	$75,959	$53,277

Supplemental disclosures -
Cash paid for income taxes	$3,361	$6,080

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2022. At September 30, 2022, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Cash dividends in 2022 include a $1.75 per share special dividend.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2021 December 31, 2021 and September 30, 2022. The actual dates of our annual and quarterly periods are October 3, 2021, January 2, 2022 and October 2, 2022, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In thousands)
Net sales:
Security Products	$25,829	$28,493	$79,301	$86,911
Marine Components	8,727	14,371	27,432	39,678
Total net sales	$34,556	$42,864	$106,733	$126,589

Operating income:
Security Products	$5,529	$4,904	$16,864	$17,645
Marine Components	1,255	2,716	4,796	7,449
Corporate operating expenses	(1,653)	(1,700)	(4,954)	(5,123)
Total operating income	5,131	5,920	16,706	19,971
Interest income	289	558	945	1,109
Income before income taxes	$5,420	$6,478	$17,651	$21,080

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2021	2022

	(In thousands)
Accounts receivable, net:
Security Products	$12,896	$14,106
Marine Components	2,720	5,131
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$15,546	$19,167

Note 4 – Inventories, net:

	December 31,	September 30,
	2021	2022

	(In thousands)
Raw materials:
Security Products	$3,640	$4,670
Marine Components	1,402	2,722
Total raw materials	5,042	7,392
Work-in-process:
Security Products	12,721	15,301
Marine Components	4,046	6,085
Total work-in-process	16,767	21,386
Finished goods:
Security Products	2,271	2,917
Marine Components	1,562	1,642
Total finished goods	3,833	4,559
Total inventories, net	$25,642	$33,337

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2021	2022

	(In thousands)
Accounts payable:
Security Products	$2,594	$3,120
Marine Components	814	2,051
Accrued liabilities:
Employee benefits	9,797	8,931
Taxes other than on income	391	520
Customer tooling	516	350
Advances from customers	—	271
Insurance	208	268
Deferred revenue	—	258
Other	404	370
Total accounts payable and accrued liabilities	$14,724	$16,139

Note 6 – Provision for income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,138	$1,361	$3,707	$4,427
State income taxes	170	194	570	633
FDII benefit	(33)	(34)	(73)	(106)
Other, net	13	7	10	16
Total provision for income taxes	$1,288	$1,528	$4,214	$4,970

On August 16, 2022, the Inflation Reduction Act was signed into law. Among other things, this legislation provides for a 15% corporate alternative minimum tax on certain large corporations, imposes a 1% excise tax on qualifying stock buybacks for transactions occurring after December 31, 2022, and provides for certain energy-related tax credits. We have evaluated the relevant provisions of the Act and do not expect them to have a material impact on our tax provision.

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

During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under the prior repurchase authorizations.  Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. During the first quarter of 2021, we purchased 50,000 shares of our Class A common stock in a market transaction for approximately $.8 million. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital. At September 30, 2022, 523,647 shares were available for purchase under prior repurchase authorizations.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		September 30, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$76,579	$76,579	$53,277	$53,277
Accounts receivable, net	15,546	15,546	19,167	19,167
Accounts payable	3,408	3,408	5,171	5,171

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $30 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time under the agreement are at our discretion. At September 30, 2022, the outstanding principal balance receivable from Valhi under the promissory note was $14.7 million. Interest income (including unused commitment fees) on our loan to Valhi was $.9 million and $.7 million for the nine months ended September 30, 2021 and 2022, respectively.

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

Operating Income Overview

In the third quarter of 2022 operating income increased to $5.9 million compared to $5.1 million in the third quarter of 2021. The increase in operating income in the third quarter of 2022 compared to 2021 is primarily due to higher Marine Components sales, somewhat offset by higher Security Products cost of sales. Operating income for the first nine months of 2022 was $20.0 million compared to $16.7 million in the first nine months of 2021. The increase in operating income in the first nine months of 2022 compared to 2021 is primarily due to higher Marine Components sales and to a lesser extent higher Security Products sales.

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

Results of Operations

	Three months ended
	September 30,
	2021	%	2022	%

	(Dollars in thousands)
Net sales	$34,556	100.0%	$42,864	100.0%
Cost of sales	23,634	68.4	30,928	72.2
Gross margin	10,922	31.6	11,936	27.8
Operating costs and expenses	5,791	16.8	6,016	14.0
Operating income	$5,131	14.8%	$5,920	13.8%

	Nine months ended
	September 30,
	2021	%	2022	%

	(Dollars in thousands)
Net sales	$106,733	100.0%	$126,589	100.0%
Cost of sales	73,470	68.8	88,944	70.3
Gross margin	33,263	31.2	37,645	29.7
Operating costs and expenses	16,557	15.5	17,674	13.9
Operating income	$16,706	15.7%	$19,971	15.8%

Net sales. Net sales increased $8.3 million and $19.9 million in the third quarter and for the first nine months of 2022, respectively, compared to the same periods in 2021 due to higher Marine Components sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased 3.8% in the third quarter of 2022 and 1.5% for the first nine months of 2022 compared to the same periods in 2021. As a result, gross margin as a percentage of sales decreased over the same periods. Gross margin percentage decreased in the third quarter and for the first nine months of 2022 compared to the same periods in 2021 primarily due to lower gross margin at Security Products. Additionally, lower Marine Components gross margin in the first quarter of 2022 compared to the first quarter of 2021 unfavorably impacted gross margin for the nine-month comparative period. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the third quarter and the first nine months of 2022 were higher than the same periods in 2021 primarily due to higher salary and employment related costs which increased by $.2 million and $.7 million, respectively. Operating costs and expenses as a percentage of net sales decreased for the third quarter and the first nine months of 2022 due to the effect of higher sales.

Operating income. As a percentage of net sales, operating income declined in the third quarter of 2022 compared to the same period of 2021 due to the decline in gross margins primarily at Security Products noted above. For the first nine months of 2022 operating income as a percentage of net sales increased compared to the same period of 2021 primarily due to higher operating income percentages experienced during the first six months of the year. See segment discussion below.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2021	2022	Change	2021	2022	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$25,829	$28,493	10%	$79,301	$86,911	10%
Cost of sales	17,055	20,241	19	53,445	59,629	12
Gross margin	8,774	8,252	(6)	25,856	27,282	6
Operating costs and expenses	3,245	3,348	3	8,992	9,637	7
Operating income	$5,529	$4,904	(11)	$16,864	$17,645	5

Gross margin	34.0%	29.0%		32.6%	31.4%
Operating income margin	21.4	17.2		21.3	20.3

Security Products. Security Products net sales increased 10% in each of the third quarter and first nine months of 2022 compared to the same periods last year. Relative to prior year, third quarter sales were $.7 million higher to the government security market, $.5 million higher to the office furniture market and $.4 million higher to the gas station security market. Relative to prior year, sales for the first nine months were $2.7 million higher to the government security market, $1.9 million higher to the office furniture market, $1.0 million higher to distributors and $.7 million higher to each of the gas station security and general cabinetry markets.

Gross margin as a percentage of net sales for the third quarter and the first nine months of 2022 decreased as compared to the same periods in 2021 primarily due to higher costs of sales as price increases and surcharges did not fully offset higher cost inventory sold during the third quarter. Operating income as a percentage of net sales decreased in the third quarter and the first nine months of 2022 compared to the same periods in 2021 primarily due to the factors impacting gross margin,  as well as increased operating costs and expenses resulting from higher salaries and benefits, partially offset by increased coverage of operating costs and expenses from higher sales.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2021	2022	Change	2021	2022	Change

	(Dollars in thousands)			(Dollars in thousands)

Marine Components:
Net sales	$8,727	$14,371	65%	$27,432	$39,678	45%
Cost of sales	6,579	10,687	62	20,025	29,315	46
Gross margin	2,148	3,684	72	7,407	10,363	40
Operating costs and expenses	893	968	8	2,611	2,914	12
Operating income	$1,255	$2,716	116	$4,796	$7,449	55

Gross margin	24.6%	25.6%		27.0%	26.1%
Operating income margin	14.4	18.9		17.5	18.8

Marine Components. Marine Components net sales in the third quarter and first nine months of 2022 increased 65% and 45%, respectively, compared to the same periods in 2021. Relative to prior year, third quarter sales were $3.5 million higher to the towboat market, $.9 million higher to the industrial market and $.8 million higher to the engine builder market. Relative to prior year, sales for the first nine months were $9.2 million higher to the towboat market, $1.2 million higher to the industrial market and $1.1 million higher to the engine builder market.

As a percentage of net sales, gross margin and operating income for the third quarter of 2022 increased compared to the same period in 2021 due to increased sales as a result of increased sales volumes and surcharges, implemented to recover higher production costs, as well as increased coverage of cost of sales, operating costs and expenses from higher sales. For the first nine months of 2022, gross margin as a percentage of net sales decreased compared to the same period in 2021 as surcharges and increased coverage of fixed costs from higher sales were more than offset by higher cost of sales, most significantly in the first quarter of 2022, driven by higher raw material costs (primarily stainless steel and aluminum), higher shipping costs and increased labor costs. Operating income as a percentage of net sales for the first nine months of 2022 increased compared to the same period in 2021 due to increased coverage of operating costs and expenses from higher sales, partially offset by the factors impacting gross margin.

Outlook. During the first nine months of 2022, we have experienced strong demand at both our segments. We operated our manufacturing facilities at elevated production rates during the first nine months of the year in line with our demand. While labor markets continue to be competitive in each of the regions in which we operate and labor costs continue to rise, we have been able to achieve and maintain more balanced staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment.

Thus far, the softening in demand Security Products has experienced in the transportation market has been more than offset by continued strong demand in other markets, particularly the government security and office furniture market. We expect gross margins at Security Products will continue to be challenged for the remainder of the year as higher cost inventory continues to work its way through cost of sales. Marine Components demand remains strong and with the implementation of price increases for the new model year at the beginning of the third quarter, we expect to maintain gross margins comparable to 2021 at the segment during the fourth quarter. Based on our strong performance through the first nine months, we expect to report increased net sales and operating income from both segments for the full year 2022 compared to 2021. Certain of our supply chains, particularly for commodity raw materials, have stabilized while other supply chains remain challenging, and current global and domestic supply chain disruptions continue to impact sourcing certain of raw materials and components (such as electronic components) due to increased lead times, shortages and transportation and logistics delays. Thus far, we have been able to manage through these disruptions with minimal impact on our operations. In addition, we are experiencing increased production costs including higher labor and shipping costs and, although prices for certain raw materials have begun to stabilize, costs of many of the raw materials we use including zinc, brass, stainless steel and aluminum remain elevated above pre-pandemic levels. In response, we have implemented price increases and surcharges which have partially offset our increased production costs although, particularly at Security Products, we are increasingly unable to fully recover our cost increases. The extent to which future price increases and surcharges will mitigate rising costs is uncertain. We continue to take actions we believe will minimize supply related disruptions, manage inventory turnover, improve operating margins and maintain a safe working environment for our employees.

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

Our net cash provided by operating activities for the first nine months of 2022 was comparable to the first nine months of 2021 primarily due to the net effects of:

●	A $3.3 million increase in operating income in 2022,
●	A $2.7 million increase in cash paid for taxes in 2022 due to higher operating income and the relative timing of payments, and
●	A $.7 million increase in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2022.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2021 to September 30, 2022 varied by segment primarily as a result of relative changes in the timing of sales relative to the end of the quarter. For comparative purposes, we have provided December 31, 2020 and September 30, 2021 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days Sales Outstanding:	2020	2021	2021	2022
Security Products	35 Days	42 Days	46 Days	45 Days
Marine Components	24 Days	33 Days	30 Days	32 Days
Consolidated CompX	33 Days	40 Days	42 Days	41 Days

Our average number of days in inventory increased from December 31, 2021 to September 30, 2022 due to increased inventories of certain components and raw materials that had longer lead times or for which we have experienced availability issues and from the timing of sales relative to the end of the quarter, primarily at Security Products. For comparative purposes, we have provided December 31, 2020 and September 30, 2021 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2020	2021	2021	2022
Security Products	75 Days	91 Days	95 Days	103 Days
Marine Components	75 Days	90 Days	97 Days	89 Days
Consolidated CompX	75 Days	91 Days	96 Days	98 Days

Investing activities. Our capital expenditures were $3.0 million and $2.3 million in the first nine months of 2022 and 2021, respectively. During the first nine months of 2022, Valhi repaid a net $4.0 million under the promissory note ($17.1 million of gross borrowings and $21.1 million of gross repayments). During the first nine months of 2021, Valhi repaid a net $7.7 million under the promissory note ($25.4 million of gross borrowings and $33.1 million of gross repayments). See Note 9 to our Condensed Consolidated Financial Statements.

Financing activities. In March 2022, our board of directors increased our regular quarterly dividend from $.20 per share to $.25  per share beginning in the first quarter of 2022. In addition, our board of directors declared a special dividend on our Class A common stock of $1.75 per share that we paid on August 30, 2022. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $53.3 million aggregate cash and cash equivalents at September 30, 2022 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2022 totaled $.5 million. We expect to spend $4.7 million during 2022 on capital investments. Beginning in the third quarter and through the remainder of the year, investments are expected to be limited primarily to those expenditures required to meet our existing customer demand and to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At September 30, 2022, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 7 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2021 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first nine months of 2022 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 2, 2022	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller