Form 10-K
period 2022-12-31
COMPX INTERNATIONAL INC
filed 2023-03-01
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the 1.6 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $36.0 million.

As of February 21, 2023, registrant had 12,307,157 shares of Class A common stock, $.01 par value per share, outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.BUSINESS

General

CompX International Inc. (NYSE American: CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. We are also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine industry. Our products are principally designed for use in medium to high-end product applications where design, quality and durability are valued by our customers.

At December 31, 2022, NL Industries, Inc. (NYSE: NL) owns approximately 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns approximately 92% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2022, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, the following:

●	Future demand for our products,
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new products and product features,

●	Future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	Government laws and regulations and possible changes therein including new environmental health and safety or other regulations,
●	General global economic and political conditions that disrupt or introduce instability into our supply chain, impact our customers’ level of demand or our customers’ perception regarding demand or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19),
●	Operating interruptions (including, but not limited to labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19); and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Industry Overview

We manufacture engineered components utilized in a variety of applications and industries. We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk. See also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Segments

We have two operating business segments – Security Products and Marine Components. For additional information regarding our segments, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements.

Manufacturing, Operations and Products

Security Products. Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

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

Marine Components. Our Marine Components segment manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (tow boats) and performance boats. Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	wake enhancement devices, trim tabs, steering wheels and billet aluminum accessories;
●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	dash panels, LED indicators, and wire harnesses; and
●	grab handles, pin cleats and other accessories.

For information regarding our three principal manufacturing facilities, see “Item 2 – Properties.”

Raw Materials

Our primary raw materials are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 17% of our total cost of sales for 2022. Total material costs, including purchased components, represented approximately 47% of our cost of sales in 2022.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. At other times we may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Prices for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally increased throughout 2021 and the first half of 2022. Prices began to stabilize in the latter half of 2022, although at elevated levels. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022. Based on current economic conditions, we expect the prices for zinc, brass, stainless steel and other manufacturing materials in 2023 to be relatively stable, although at the elevated levels we experienced in the second half of 2022. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which we compete. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from 1 year to 18 years at December 31, 2022.

Our major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™	Lockview®	CompX Marine®
National Cabinet Lock®	System 64®	Custom Marine®
Fort Lock®	SlamCAM®	Livorsi® Marine
Timberline® Lock	RegulatoR®	Livorsi II® Marine
Chicago Lock®	CompXpress®	CMI Industrial®
STOCK LOCKS®	GEM®	Custom Marine® Stainless Exhaust
KeSet®	Turbine™	The #1 Choice in Performance Boating®
TuBar®	NARC iD®	Mega Rim®
StealthLock®	NARC®	Race Rim®
ACE®	ecoForce®	Vantage View®
ACE® II	Pearl®	GEN-X®
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

We sell to a diverse customer base with only two customers representing 10% or more of our sales in 2022 (United States Postal Service representing 14% and Malibu Boats, LLC representing 12%). Our largest ten customers accounted for approximately 52% of our sales in 2022.

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

Environmental, Social and Governance (“ESG”)

We seek to operate our business in line with sound ESG principles that include corporate governance, social responsibility, sustainability and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting human rights and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures that we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

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

As of December 31, 2022, we employed 609 people, all in the United States. We believe our labor relations are good.

Health and Safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. We are conducting our business in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people, and we have established policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains, and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.  We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. We track this data to assess the quality of our safety performance. We use lost time incidents as a key measure of worker safety. We define lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. We had lost time incidents of nil in 2020, one in 2021 and three in 2022.

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

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in this Form 10-K is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2020, 2021 and 2022 are January 3, 2021, January 2, 2022, and January 1, 2023, respectively. Our fiscal year ending December 31, 2020 was a 53-week year. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports; proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compxinternational.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of the documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Climate change laws and regulations could negatively impact our financial results or limit our ability to operate our businesses.

All of our production facilities are located in the United States and each requires energy, including electricity and natural gas in order to conduct operations.  The U.S. government has determined that the consumption of energy derived from fossil fuels is a major contributor to climate change and is contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations regarding carbon emission costs, Green House Gas (“GHG”) emissions and renewable energy targets. To date, laws and regulatory actions related to climate change have not had a material adverse effect on our financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition. However, if new laws or regulations or regulatory actions related to climate change were to be enacted or implemented, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future climate change laws and regulations could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations.

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

ITEM 3.LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. See Note 11 to our Consolidated Financial Statements. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE American (symbol: CIX). As of February 21, 2023, there were approximately 16 holders of record of CompX Class A common stock.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2017 through December 31, 2022. The peer group index is comprised of The Eastern Company and Strattec Security Corporation. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2017 and reinvestment of dividends.

	December 31,
	2017	2018	2019	2020	2021	2022
CompX International Inc.	$100	$104	$113	$114	$187	$172
Russell 2000 Index	100	89	112	134	154	122
Peer Group	100	81	87	108	96	65

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

Equity compensation plan information. We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. At December 31, 2022, 131,050 shares are available for award under this plan. See Note 9 to the Consolidated Financial Statements.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries through our Marine Components segment.

Operating Income Overview

We reported operating income of $25.4 million in 2022 compared to operating income of $20.5 million in 2021 and $11.8 million in 2020. The increase in operating income in 2022 over 2021 is primarily due to higher Marine Components sales and to a lesser extent higher Security Products sales. Our operating income was negatively impacted by the COVID-19 pandemic in 2020, primarily in the second and third quarters, which significantly impacts operating income comparisons for the comparative periods. Beginning in the third quarter of 2020 and continuing through 2021, our sales volumes generally improved at both our business segments and the increase in operating income in 2021 over 2020 primarily resulted from the higher sales volumes. See results of operations discussion below.

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

Results of Operations - 2022 Compared to 2021 and 2021 Compared to 2020

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(In millions)
Net sales	$114.5	$140.8	$166.6	23%	18%
Cost of sales	81.7	98.1	117.8	20	20

Gross margin	32.8	42.7	48.8	30	14

Operating costs and expenses	21.0	22.2	23.4	6	5

Operating income	$11.8	$20.5	$25.4	74	24

Percent of net sales:
Cost of sales	71.3%	69.7%	70.7%
Gross margin	28.7	30.3	29.3
Operating costs and expenses	18.4	15.8	14.0
Operating income	10.3	14.6	15.3

Net Sales. Net sales increased approximately $25.8 million in 2022 compared to 2021 due to higher Marine Component sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

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

Cost of Sales and Gross Margin. Cost of sales increased in 2022 compared to 2021 primarily due to the effects of the higher sales, as well as increased production costs at both Security Products and Marine Components. Gross margin as a percentage of sales decreased over the same period primarily due to the decrease in the Security Products gross margin percentage.

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

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased in 2022 compared to 2021 predominantly due to higher salary and employment related costs which increased by $.7 million. As a percentage of sales, operating costs and expenses decreased in 2022 compared to 2021 primarily due to the effect of higher sales.

Operating costs and expenses increased in 2021 compared to 2020 predominantly due to higher salary and benefit costs which increased by $.9 million. As a percentage of sales, operating costs and expenses decreased in 2021 compared to 2020 primarily due to the effect of higher sales.

Operating Income. As a percentage of net sales, operating income increased in 2022 compared to 2021 and increased in 2021 compared to 2020. Operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 47% of our cost of sales in 2022, with commodity-related raw materials representing approximately 17% of our cost of sales. Prices for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally increased throughout 2021 and the first half of 2022. Prices began to stabilize in the latter half of 2022, although at elevated levels. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022. Based on current economic conditions, we expect the prices for zinc, brass, stainless steel and other manufacturing materials in 2023 to be relatively stable, although at the elevated levels we experienced in the second half of 2022.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Interest Income. Interest income in 2022 increased compared to 2021 primarily due to higher interest rates and increased investment balances, partially offset by lower average loan balances on our loan to an affiliate. Interest income in 2021 decreased compared to 2020 primarily due to lower average loan balances on our loan to an affiliate. See Notes 3 and 10 to our Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate of 21% is included in Note 8 to the Consolidated Financial Statements. As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate was 24% in each of 2020, 2021 and 2022. See Notes 8 and 11 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2023 to be comparable to our effective income tax rate for 2022.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below). For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(In millions)
Security Products:
Net sales	$87.9	$105.1	$114.5	20%	9%
Cost of sales	62.1	71.5	79.1	15	11
Gross margin	25.8	33.6	35.4	30	5
Operating costs and expenses	10.9	12.0	12.7	11	5
Operating income	$14.9	$21.6	$22.7	45	5

Gross margin	29.4%	32.0%	31.0%
Operating income margin	17.0	20.6	19.9

Security Products. Security Products net sales increased 9% to $114.5 million in 2022 compared to $105.1 million in 2021 due to increased sales across a variety of markets. Relative to prior year, sales were $3.8 million higher to the government security market, $1.8 million higher to the office furniture market, $1.5 million higher to distributors, $1.0 million higher to the tool storage market, and $.9 million higher to the gas station security market. Gross margin as a percentage of net sales for 2022 decreased as compared to 2021 primarily due to higher cost of sales, most significantly in the third and fourth quarters of 2022, as price increases and surcharges did not fully offset higher cost inventory sold in the latter half of the year. Operating income margin decreased for 2022 compared to 2021 primarily due to the factors impacting gross margin, as well as increased operating costs and expenses, resulting from higher salaries and employment related costs, partially offset by increased coverage of operating costs and expenses from higher sales.

Security Products net sales increased 20% to $105.1 million in 2021 compared to $87.9 million in 2020 when it experienced reduced demand across a variety of markets due to COVID-19. Compared to 2020, sales were $7.2 million higher to the government security market, $4.9 million higher to the transportation market, and $2.0 million higher to distribution customers. Gross margin as a percentage of net sales for 2021 increased as compared to 2020 due to increased coverage of fixed costs from higher sales, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount. Operating income margin increased for 2021 compared to 2020 primarily due to increased coverage of operating costs and expenses on higher sales, partially offset by the higher production costs impacting gross margin and increased sales and administrative-related salary and benefit costs of $.7 million.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(In millions)
Marine Components:
Net sales	$26.6	$35.7	$52.1	34%	46%
Cost of sales	19.6	26.6	38.7	36	45
Gross margin	7.0	9.1	13.4	29	47
Operating costs and expenses	2.9	3.5	3.8	18	9
Operating income	$4.1	$5.6	$9.6	37	71

Gross margin	26.4%	25.4%	25.6%
Operating income margin	15.3	15.7	18.4

Marine Components. Marine Components net sales increased 46% in 2022 as compared to 2021. Relative to prior year, sales were $11.5 million higher to the towboat market (primarily to original equipment boat manufacturers), $2.1 million higher to the engine builder market, and $2.0 million higher to the industrial market. Gross margin as a percentage of sales increased slightly in 2022 compared to 2021 with increased sales due to price increases and surcharges more than offsetting higher production costs, as well as increased coverage of cost of sales from higher sales. Operating income as a percentage of net sales increased in 2022 compared to 2021 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales.

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

Outlook. While we continued to experience strong demand at both our segments during the fourth quarter of 2022, the order rate and backlog at both segments began to soften late in the fourth quarter. We operated our manufacturing facilities at elevated production rates throughout 2022 in line with the strong demand and we continue to monitor demand levels and will adjust production rates accordingly. While labor markets continue to be competitive in each of the regions in which we operate and labor costs continue to rise, we have been able to achieve and maintain more balanced staffing levels aligned with current and forecasted demand, particularly at our Marine Components segment. We continue to face shortages related to certain electronic components; however, our supply chains are generally stable and recently transportation and logistical delays have been minimal.

We expect gross margins at Security Products will continue to be challenged during 2023 as higher cost inventory continues to work its way through cost of sales and anticipated reduced demand may limit our ability to implement further price increases. While we expect Marine Components net sales to remain strong during the first quarter, we expect net sales will decline as compared to 2022 as marine market demand is being challenged by higher interest rates and several original equipment boat manufacturers, including certain of our customers, have publicly announced reduced production schedules in 2023 compared to 2022. We currently expect Marine Components gross margins as a percentage of net sales in 2023 to be comparable to 2022. Based on the softening demand and general economic conditions in North America, we currently expect to report lower net sales and operating income at both segments during 2023 compared to 2022. We are focused on managing inventory levels to support anticipated lower demand in 2023. With raw materials and other components more readily available, we believe we will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. As noted above, there continue to be some global and domestic supply chain challenges and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, the impact of economic conditions and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

●	Goodwill – Our goodwill totaled $23.7 million at December 31, 2022, all relating to our Security Products reporting unit, which corresponds to our Security Products operating segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

In 2022, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely- than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 6 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $28.7 million at December 31, 2022. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2022 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization were comparable in each of 2022, 2021 and 2020. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $16.9 million in 2022 compared to $10.5 million in 2021. The $6.4 million increase in cash provided by operating activities was primarily the net result of:

●	A $4.9 million increase in operating income in 2022,
●	A lower amount of net cash used by relative changes in inventories, receivables, payables and non-tax accruals of $3.9 million,
●	A $3.1 million increase in cash paid for taxes in 2022 due to higher operating income, and
●	A $.7 million increase in interest received in 2022 due to higher interest rates and increased investment balances, partially offset by lower average loan balances on our loan to an affiliate.

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

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the total average days sales outstanding was generally consistent from December 31, 2021 to December 31, 2022 and is primarily impacted by the timing of sales and collections in the last month of the year. For comparative purposes, we have provided 2020 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2020	2021	2022
Security Products	35 Days	46 Days	45 Days
Marine Components	24 Days	30 Days	30 Days
Consolidated CompX	33 Days	42 Days	41 Days

As shown below, our average number of days in inventory increased from December 31, 2021 to December 31, 2022 due to increased inventories of certain components and raw materials that had longer lead times or for which we have experienced availability issues and from the timing of sales relative to the end of the fourth quarter, primarily at Security Products. For comparative purposes, we have provided 2020 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2020	2021	2022
Security Products	75 Days	95 Days	101 Days
Marine Components	75 Days	97 Days	95 Days
Consolidated CompX	75 Days	96 Days	99 Days

Investing activities. Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure. Capital expenditures were $1.7 million in 2020, $4.1 million in 2021 and $3.7 million in 2022. As a result of the COVID-19 pandemic, we limited 2020 expenditures to those required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. Our 2021 capital expenditures increased above pre-pandemic levels as we accelerated the timeline for certain projects designed to increase capacity and improve our capabilities in response to strong customer demand. Beginning in the latter half of 2022, we limited investments primarily to those expenditures required to meet our existing customer demand and to properly maintain our facilities and technology infrastructure. See Note 2 to our Consolidated Financial Statements.

We expect our capital expenditures for 2023 will be approximately $3.0 million primarily to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. Capital spending for 2023 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time under the agreement are at our discretion. Under the promissory note, Valhi borrowed a net $1.4 million in 2020 ($34.8 million of gross borrowings and $33.4 million of gross repayments), repaid a net $10.8 million in 2021 ($29.8 million of gross borrowings and $40.6 million of gross repayments) and repaid a net $5.5 million in 2022 ($24.3 million of gross borrowings and $29.8 million of gross repayments). See Note 10 to our Consolidated Financial Statements.

During 2022 we purchased marketable debt securities totaling $33.0 million. See Note 3 to our Consolidated Financial Statements.

Financing activities. Regular quarterly dividends paid totaled $5.0 million ($.40 per share, or $.10 per share per quarter) in 2020, $9.9 million ($.80 per share, or $.20 per share per quarter) in 2021, and $12.4 million ($1.00 per share, or $.25 per share per quarter) in 2022. In addition, our board of directors declared a special dividend on our Class A common stock which totaled $21.5 million ($1.75 per share) that we paid on August 30, 2022. On March 1, 2023 our board of directors declared a first quarter 2023 dividend of $.25 per share, to be paid on March 21, 2023 to CompX stockholders of record as of March 13, 2023. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

During 2021, we acquired 75,000 shares of our Class A common stock in market transactions for $1.3 million. During 2022, we acquired 78,900 shares of our Class A common stock (8,900 shares from affiliates and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million. See Note 9 to our Consolidated Financial Statements.

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

All of our $59.9 million aggregate cash, cash equivalents and marketable securities at December 31, 2022 were held in the U.S.

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

Commitments and contingencies

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Note 11 to our Consolidated Financial Statements. Additionally, we have purchase obligations of $17.7 million ($16.3 million payable in 2023 and $1.4 million payable in 2024) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2022. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

Recent accounting pronouncements

None.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate and or investment in marketable debt securities. The outstanding principal amount of the note receivable from affiliate of $13.2 million at December 31, 2022 bears interest at prime plus 1.0% (8.5% at December 31, 2022). We received interest income of $1.0 million from the note during 2022.  At December 31, 2022 we have $33.1 million invested in marketable debt securities at an average interest rate of approximately 3%.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2022 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our Proxy Statement. See also Note 10 to the Consolidated Financial Statements.

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

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2022 in the original principal amount of $25 million executed by Valhi, Inc. and payable to the Registrant.

Item No.	Exhibit Item
10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 1, 2023	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	March 1, 2023
Loretta J. Feehan

/s/ Michael S. Simmons	Vice Chairman of the Board	March 1, 2023
Michael S. Simmons

/s/ Scott C. James	President, Chief Executive Officer and Director	March 1, 2023
Scott C. James	(Principal Executive Officer)

/s/ Amy A. Samford	Executive Vice President, Chief Financial Officer	March 1, 2023
Amy A. Samford	(Principal Financial Officer)

/s/ Amy E. Ruf	Vice President, Controller	March 1, 2023
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	March 1, 2023
Thomas E. Barry

/s/ Terri L. Herrington	Director	March 1, 2023
Terri L. Herrington

/s/ Kevin B. Kramer	Director	March 1, 2023
Kevin B. Kramer

/s/ Ann Manix	Director	March 1, 2023
Ann Manix

/s/ Mary A. Tidlund	Director	March 1, 2023
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 1, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Security Products Reporting Unit

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $23.7 million as of December 31, 2022, all of which related to the Company’s Security Products reporting unit, which corresponds to its Security Products operating segment. As disclosed by management, management performs an annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Management first assesses qualitative factors to determine whether it is more likely than not the fair value of the Security Products reporting unit is less than its carrying value. When performing a qualitative assessment, considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit. Events and circumstances considered in management’s impairment evaluations include historical profits and stability of the markets served. In 2022, management used the qualitative assessment for the annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as management concluded it was more likely than not the fair value of the Security Products reporting unit exceeded its carrying amount.

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

March 1, 2023

We have served as the Company’s auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2021	2022

Current assets:
Cash and cash equivalents	$76,579	$26,748
Marketable securities	—	33,147
Accounts receivable, net	15,546	17,840
Inventories, net	25,642	31,290
Prepaid expenses and other	2,464	2,136
Total current assets	120,231	111,161

Other assets:
Note receivable from affiliate	18,700	13,200
Goodwill	23,742	23,742
Other noncurrent assets	597	590
Total other assets	43,039	37,532

Property and equipment:
Land	5,071	5,390
Buildings	23,161	23,181
Equipment	70,664	74,113
Construction in progress	2,028	722
	100,924	103,406
Less accumulated depreciation	71,742	74,712
Net property and equipment	29,182	28,694
Total assets	$192,452	$177,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,724	$15,618
Income taxes payable to affiliate	1,722	1,035
Total current liabilities	16,446	16,653

Noncurrent liabilities:
Deferred income taxes	2,918	2,230
Other	—	68
Total noncurrent liabilities	2,918	2,298

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value; 20,000,000 shares authorized 12,380,657 and 12,307,157 shares issued and outstanding	124	123
Additional paid-in capital	54,780	53,155
Retained earnings	118,184	105,175
Accumulated other comprehensive loss - unrealized loss on marketable securities	—	(17)
Total stockholders' equity	173,088	158,436
Total liabilities and stockholders’ equity	$192,452	$177,387

Commitments and Contingencies (Note 11)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years ended December 31,
	2020	2021	2022

Net sales	$114,537	$140,815	$166,562
Cost of sales	81,689	98,066	117,763
Gross margin	32,848	42,749	48,799
Selling, general and administrative expense	21,031	22,223	23,363
Operating income	11,817	20,526	25,436
Interest income	1,680	1,197	1,877
Income before income taxes	13,497	21,723	27,313
Provision for income taxes	3,174	5,155	6,442
Net income	10,323	16,568	20,871

Other comprehensive loss, marketable securities adjustment:
Unrealized net loss arising during year	—	—	(17)
Comprehensive income	$10,323	$16,568	$20,854

Basic and diluted net income per common share	$.83	$1.34	$1.69

Basic and diluted weighted average shares outstanding	12,448	12,411	12,340

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2021 and 2022

(In thousands, except per share data)

				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	loss	stock	equity
Balance at December 31, 2019	$124	$55,869	$106,202	$—	$—	$162,195

Net income	—	—	10,323	—	—	10,323
Cash dividends ($0.40 per share)	—	—	(4,980)	—	—	(4,980)
Issuance of common stock	—	118	—	—	—	118

Balance at December 31, 2020	124	55,987	111,545	—	—	167,656

Net income	—	—	16,568	—	—	16,568
Cash dividends ($0.80 per share)	—	—	(9,929)	—	—	(9,929)
Issuance of common stock	—	104	—	—	—	104
Treasury stock:
Acquired	—	—	—	—	(1,311)	(1,311)
Retired	—	(1,311)	—	—	1,311	—

Balance at December 31, 2021	124	54,780	118,184	—	—	173,088

Net income	—	—	20,871	—	—	20,871
Cash dividends ($2.75 per share)	—	—	(33,880)	—	—	(33,880)
Issuance of common stock	—	118	—	—	—	118
Other comprehensive loss	—	—	—	(17)	—	(17)
Treasury stock:
Acquired	—	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	—	1,744	—

Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$—	$158,436

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2020	2021	2022

Cash flows from operating activities:
Net income	$10,323	$16,568	$20,871
Depreciation and amortization	3,827	3,839	3,977
Deferred income taxes	(48)	(321)	(688)
Other, net	346	269	213
Change in assets and liabilities:
Accounts receivable, net	1,118	(4,806)	(2,309)
Inventories, net	(193)	(7,479)	(5,832)
Accounts payable and accrued liabilities	95	2,547	943
Accounts with affiliates	449	854	(687)
Prepaids and other, net	(415)	(997)	403
Net cash provided by operating activities	15,502	10,474	16,891

Cash flows from investing activities:
Capital expenditures	(1,740)	(4,094)	(3,695)
Proceeds from sale of fixed assets, net	—	2	133
Purchases of marketable securities	—	—	(33,036)
Note receivable from affiliate:
Collections	33,428	40,600	29,800
Advances	(34,828)	(29,800)	(24,300)
Net cash provided by (used in) investing activities	(3,140)	6,708	(31,098)

Cash flows from financing activities:
Dividends paid	(4,980)	(9,929)	(33,880)
Treasury stock acquired	—	(1,311)	(1,744)
Net cash used in financing activities	(4,980)	(11,240)	(35,624)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	7,382	5,942	(49,831)
Balance at beginning of year	63,255	70,637	76,579
Balance at end of year	$70,637	$76,579	$26,748

Supplemental disclosures -
Cash paid for income taxes	$3,261	$4,700	$7,817

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1 – Summary of significant accounting policies:

Organization. We (NYSE American: CIX) are approximately 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2022. We manufacture and sell component products (security products and recreational marine components). At December 31, 2022, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in the consolidated financial statements and accompanying notes is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2020, 2021 and 2022 are January 3, 2021, January 2, 2022 and January 1, 2023, respectively. Our fiscal year ending December 31, 2020 was a 53-week year. Each of the years ending December 31, 2021 and 2022 consisted of 52 weeks.

Cash and cash equivalents. We classify bank time deposits and highly liquid investments, including government and commercial notes and bills, with original maturities of three months or less as cash equivalents.

Marketable securities and securities transactions. We carry marketable debt securities at fair value. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and

●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

We classify our marketable debt securities as available-for-sale. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. See Notes 3 and 12. We base realized gains and losses upon the specific identification of the securities sold.

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

Net sales. Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products. Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component. We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration). Variable consideration, to the extent present, is not material and is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period. Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We occasionally receive partial or full consideration from our customers prior to the completion of our performance obligation (shipment of product). We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as our performance obligation has been satisfied. Deferred revenue has not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising and research and development costs as incurred. Advertising and research and development costs were not significant in 2020, 2021 or 2022.

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

Employee benefit plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense approximated $3.0 million in 2020, $3.7 million in 2021 and $3.9 million in 2022.

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

Income taxes. We, and our parent NL, are members of the Contran Tax Group. We have been and currently are a part of the consolidated tax returns filed by Contran for U.S. federal purposes as well as for certain U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 11.

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $3.2 million in 2020, $4.7 million in 2021 and $7.8 million in 2022.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria. See Notes 8 and 11.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. We did not have a reserve for uncertain tax positions in 2020, 2021 or 2022.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. At December 31, 2022, we had two reportable operating segments – Security Products and Marine Components.

The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, cabinetry, tool storage, healthcare and other industries.

Our Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats and performance boats.

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

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Net sales:
Security Products	$87,863	$105,124	$114,519
Marine Components	26,674	35,691	52,043
Total net sales	$114,537	$140,815	$166,562

Operating income:
Security Products	$14,926	$21,622	$22,744
Marine Components	4,088	5,591	9,561
Corporate operating expenses	(7,197)	(6,687)	(6,869)
Total operating income	11,817	20,526	25,436
Interest income	1,680	1,197	1,877
Income before income taxes	$13,497	$21,723	$27,313

Depreciation and amortization:
Security Products	$3,069	$2,890	$2,801
Marine Components	757	940	1,167
Corporate	1	9	9
Total	$3,827	$3,839	$3,977

Capital expenditures:
Security Products	$1,252	$1,044	$2,015
Marine Components	458	3,050	1,680
Corporate	30	—	—
Total	$1,740	$4,094	$3,695

Net sales point of destination:
United States	$107,712	$129,160	$153,982
Canada	4,423	8,061	9,227
Mexico	431	589	722
Other	1,971	3,005	2,631
Total	$114,537	$140,815	$166,562

	December 31,
	2020	2021	2022

	(In thousands)
Total assets:
Security Products	$70,755	$78,193	$80,671
Marine Components	15,515	18,167	26,372
Corporate	97,775	96,092	70,344
Total	$184,045	$192,452	$177,387

Net property and equipment for 2020, 2021 and 2022 is entirely located within the United States.

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

(In thousands)
December 31, 2021:
Current assets	$—	$—	$—

December 31, 2022:
Current assets	$33,147	$33,164	$(17)

Our marketable securities are invested in U.S. government treasuries with original maturities ranging in length from 4 months to 12 months. The fair value of our marketable securities are determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 4 – Accounts receivable, net:

	December 31,	December 31,
	2021	2022

	(In thousands)
Accounts receivable, net:
Security Products	$12,896	$13,767
Marine Components	2,720	4,143
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$15,546	$17,840

Note 5 – Inventories, net:

	December 31,	December 31,
	2021	2022

	(In thousands)
Raw materials:
Security Products	$3,640	$4,172
Marine Components	1,402	2,073
Total raw materials	5,042	6,245
Work-in-process:
Security Products	12,721	14,193
Marine Components	4,046	5,790
Total work-in-process	16,767	19,983
Finished goods:
Security Products	2,271	3,163
Marine Components	1,562	1,899
Total finished goods	3,833	5,062
Total inventories, net	$25,642	$31,290

Note 6 – Goodwill:

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

In 2020, 2021 and 2022, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill. As permitted by GAAP, during each of 2020, 2021 and 2022 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.

Our gross goodwill at December 31, 2022 is $33.6 million. Prior to 2020, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 7 – Accounts payable and accrued liabilities:

	December 31,	December 31,
	2021	2022

	(In thousands)
Accounts payable:
Security Products	$2,594	$2,663
Marine Components	814	874
Accrued liabilities:
Employee benefits	9,797	10,489
Taxes other than on income	391	279
Customer tooling	516	135
Advances from customers	—	298
Insurance	208	255
Deferred revenue	—	243
Other	404	382
Total accounts payable and accrued liabilities	$14,724	$15,618

Note 8 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Provision for income taxes:
Currently payable	$3,222	$5,476	$7,130
Deferred income tax benefit	(48)	(321)	(688)
Total	$3,174	$5,155	$6,442

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$2,835	$4,562	$5,736
State income taxes	378	692	827
FDII benefit	(55)	(120)	(144)
Other, net	16	21	23
Total provision for income taxes	$3,174	$5,155	$6,442

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

Under the “Tax Cuts and Jobs Act,” domestic corporations who are U.S. exporters with no foreign operations may be eligible for a deduction under the foreign derived intangible income (FDII) provisions. We qualify for this deduction and recognized a current cash tax benefit of $.1 million in each of 2020, 2021 and 2022. See also Note 11 to our Consolidated Financial Statements.

The components of the net deferred tax liability are summarized below.

	December 31,
	2021	2022

	(In thousands)
Tax effect of temporary differences related to:
Inventories	$531	$369
Property and equipment	(2,951)	(2,188)
Accrued liabilities and other deductible differences	39	51
Accrued employee benefits	1,182	1,262
Goodwill	(1,693)	(1,693)
Other taxable differences	(26)	(31)
Total deferred tax liability	$(2,918)	$(2,230)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our income tax returns prior to 2019 are generally considered closed to examination by applicable tax authorities.

Note 9 – Stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

Balance at December 31, 2019	12,443,057	—	12,443,057
Issued	8,100	—	8,100
Balance at December 31, 2020	12,451,157	—	12,451,157
Issued	4,500	—	4,500
Acquired	—	(75,000)	(75,000)
Retired	(75,000)	75,000	—
Balance at December 31, 2021	12,380,657	—	12,380,657
Issued	5,400	—	5,400
Acquired	—	(78,900)	(78,900)
Retired	(78,900)	78,900	—
Balance at December 31, 2022	12,307,157	—	12,307,157

Common stock. Our authorized capital stock consists of 20,000,000 shares of Class A common stock and 1,000 shares of preferred stock.

Share repurchases and cancellations. Prior to 2020, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. We made no treasury purchases during 2020. During 2021, we purchased 75,000 shares of our Class A common stock (50,000 shares in the first quarter and 25,000 shares in the fourth quarter) in market transactions for approximately $1.3 million.  During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. We cancelled these treasury shares and allocated their costs to common stock at par value and additional paid-in-capital. At December 31, 2022, 523,647 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. All of the Class A common shares we issued in 2020, 2021 and 2022 were issued under this plan. At December 31, 2022, 131,050 shares were available for award under this plan.

Dividends. We paid regular quarterly dividends of $0.10 per share during 2020, $.20 per share during 2021 and $.25 per share during 2022. Cash dividends in 2022 also include a $1.75 per share special dividend. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

Note 10 – Related party transactions:

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, prior to 2020, we entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2021 and 2022, the outstanding principal balance receivable from Valhi under the promissory note was $18.7 million and $13.2 million, respectively. Interest income (including unused commitment fees) on our loan to Valhi was $1.5 million in 2020, $1.2 million in 2021 and $1.0 million in 2022.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate ISA fees annually and agreements renew quarterly. Fees pursuant to these agreements aggregated $3.4 million  in each of 2020, 2021, and 2022.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2020, 2021 and 2022 we paid $2.8 million, $2.9 million and $3.3 million, respectively under the group insurance program, which amounts principally represent insurance premiums, including $.7 million, $.9 million and $1.0 million, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2023.

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

Note 11 – Commitments and contingencies:

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

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. Our ten largest customers accounted for approximately 48% of sales in 2020, 51% in 2021 and 52% in 2022. One customer of the Security Products segment accounted for 17% of consolidated sales in 2020, 16% in 2021, and 14% in 2022. One customer of the Marine Components segment accounted for 12% of consolidated sales in 2022.

Note 12 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		December 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$76,579	$76,579	$26,748	$26,748
Accounts receivable, net	15,546	15,546	17,840	17,840
Accounts payable	3,408	3,408	3,537	3,537

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.