Form 10-Q
period 2023-03-31
COMPX INTERNATIONAL INC
filed 2023-05-02
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of April 26, 2023, the registrant had 12,307,157 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$26,748	$17,987
Marketable securities	33,147	42,963
Accounts receivable, net	17,840	18,681
Inventories, net	31,290	30,235
Prepaid expenses and other	2,136	1,950
Total current assets	111,161	111,816

Other assets:
Note receivable from affiliate	13,200	12,200
Goodwill	23,742	23,742
Other noncurrent assets	590	816
Total other assets	37,532	36,758

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,181
Equipment	74,113	74,376
Construction in progress	722	399
	103,406	103,346
Less accumulated depreciation	74,712	75,432
Net property and equipment	28,694	27,914
Total assets	$177,387	$176,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,618	$11,035
Income taxes payable to affiliate	1,035	2,033
Total current liabilities	16,653	13,068

Noncurrent liabilities:
Deferred income taxes	2,230	1,967
Other	68	56
Total noncurrent liabilities	2,298	2,023

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,155	53,155
Retained earnings	105,175	108,166
Accumulated other comprehensive loss - unrealized loss on marketable securities	(17)	(47)
Total stockholders' equity	158,436	161,397
Total liabilities and stockholders’ equity	$177,387	$176,488

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Net sales	$42,050	$41,151
Cost of sales	29,970	28,447
Gross margin	12,080	12,704
Selling, general and administrative expense	5,774	5,664
Operating income	6,306	7,040
Interest income	214	947
Income before income taxes	6,520	7,987
Provision for income taxes	1,536	1,919
Net income	4,984	6,068

Other comprehensive loss, marketable securities adjustment:
Unrealized net loss arising during year	—	(30)
Comprehensive income	$4,984	$6,038

Basic and diluted net income per common share	$.40	$.49

Basic and diluted weighted average shares outstanding	12,381	12,307

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31, 2022 and 2023 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2021	$124	$54,780	$118,184	$—	$173,088
Net income	—	—	4,984	—	4,984
Cash dividends ($.25 per share)	—	—	(3,095)	—	(3,095)
Balance at March 31, 2022	$124	$54,780	$120,073	$—	$174,977

Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$158,436
Net income	—	—	6,068	—	6,068
Cash dividends ($.25 per share)	—	—	(3,077)	—	(3,077)
Other comprehensive loss	—	—	—	(30)	(30)
Balance at March 31, 2023	$123	$53,155	$108,166	$(47)	$161,397

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income	$4,984	$6,068
Depreciation and amortization	961	1,010
Deferred income taxes	(231)	(250)
Other, net	56	(336)
Change in assets and liabilities:
Accounts receivable, net	(2,213)	(842)
Inventories, net	(2,490)	1,012
Accounts payable and accrued liabilities	(3,055)	(4,543)
Accounts with affiliates	862	998
Prepaids and other, net	(1,036)	(52)
Net cash provided by (used in) operating activities	(2,162)	3,065

Cash flows from investing activities:
Capital expenditures	(1,717)	(270)
Marketable securities:
Purchases	—	(13,479)
Proceeds from maturities	—	4,000
Note receivable from affiliate:
Collections	7,700	7,800
Advances	(7,100)	(6,800)
Net cash used in investing activities	(1,117)	(8,749)

Cash flows from financing activities -
Dividends paid	(3,095)	(3,077)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(6,374)	(8,761)
Balance at beginning of period	76,579	26,748
Balance at end of period	$70,205	$17,987

Supplemental disclosures -
Cash paid for income taxes	$904	$1,171

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2023. At March 31, 2023, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2022 December 31, 2022 and March 31, 2023. The actual dates of our annual and quarterly periods are April 3, 2022, January 1, 2023 and April 2, 2023, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2022	2023

	(In thousands)
Net sales:
Security Products	$29,581	$27,342
Marine Components	12,469	13,809
Total net sales	$42,050	$41,151

Operating income:
Security Products	$6,010	$5,379
Marine Components	2,009	3,317
Corporate operating expenses	(1,713)	(1,656)
Total operating income	6,306	7,040
Interest income	214	947
Income before income taxes	$6,520	$7,987

Intersegment sales are not material.

n

Note 3 – Marketable Securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

	(In thousands)
December 31, 2022:
Current assets	$33,147	$33,164	$(17)

March 31, 2023:
Current assets	$42,963	$43,023	$(60)

Our marketable securities are invested in U.S. government treasuries with original maturities ranging in length from 4 months to 12 months. The fair value of our marketable securities are determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the period-end valuation is generally based on the last trade of the period, which may be several days prior to the end of the period).

Note 4 – Accounts receivable, net:

	December 31,	March 31,
	2022	2023

	(In thousands)
Accounts receivable, net:
Security Products	$13,767	$13,241
Marine Components	4,143	5,510
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,840	$18,681

Note 5 – Inventories, net:

	December 31,	March 31,
	2022	2023

	(In thousands)
Raw materials:
Security Products	$4,172	$4,157
Marine Components	2,073	1,857
Total raw materials	6,245	6,014
Work-in-process:
Security Products	14,193	13,669
Marine Components	5,790	5,668
Total work-in-process	19,983	19,337
Finished goods:
Security Products	3,163	3,287
Marine Components	1,899	1,597
Total finished goods	5,062	4,884
Total inventories, net	$31,290	$30,235

Note 6 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2022	2023

	(In thousands)
Accounts payable:
Security Products	$2,663	$2,662
Marine Components	874	1,263
Accrued liabilities:
Employee benefits	10,489	5,208
Taxes other than on income	279	449
Advances from customers	298	256
Insurance	255	235
Deferred revenue	243	219
Customer tooling	135	181
Other	382	562
Total accounts payable and accrued liabilities	$15,618	$11,035

Note 7 – Provision for income taxes:

	Three months ended
	March 31,
	2022	2023

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,369	$1,677
State income taxes	196	240
FDII benefit	(33)	(24)
Other, net	4	26
Total provision for income taxes	$1,536	$1,919

Comprehensive provision for income taxes allocable to:
Net income	$1,536	$1,919
Other comprehensive loss - marketable securities	—	(13)
Total	1,536	$1,906

Note 8 – Stockholders’ equity:

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

We made no treasury purchases during the first quarter of 2022 or 2023. At March 31, 2023, 523,647 shares were available for purchase under prior repurchase authorizations.

Note 9 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		March 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$26,748	$26,748	$17,987	$17,987
Accounts receivable, net	17,840	17,840	18,681	18,681
Accounts payable	3,537	3,537	3,925	3,925

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time under the agreement are at our discretion. At March 31, 2023, the outstanding principal balance receivable from Valhi under the promissory note was $12.2 million. Interest income (including unused commitment fees) on our loan to Valhi was $.2 million and $.3 million for the three months ended March 31, 2022 and 2023, respectively.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future demand for our products,
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new products and product features,
●	Future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	Government laws and regulations and possible changes therein including new environmental health and safety or other regulations,
●	General global economic and political conditions that disrupt or introduce instability into our supply chain, impact our customers’ level of demand or our customers’ perception regarding demand or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19),

●	Operating interruptions (including, but not limited to, labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19); and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Operating Income Overview

In the first quarter of 2023 operating income increased to $7.0 million compared to $6.3 million in the first quarter of 2022.  The increase in operating income in the first quarter of 2023 compared to 2022 is due to higher Marine Components sales and gross margins which more than offset lower Security Products sales.

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

Results of Operations

	Three months ended
	March 31,
	2022	%	2023	%

	(Dollars in thousands)
Net sales	$42,050	100.0%	$41,151	100.0%
Cost of sales	29,970	71.3	28,447	69.1
Gross margin	12,080	28.7	12,704	30.9
Operating costs and expenses	5,774	13.7	5,664	13.8
Operating income	$6,306	15.0%	$7,040	17.1%

Net sales. Net sales decreased $.9 million in the first quarter of 2023 compared to the same period in 2022 primarily due to lower Security Products sales to the government security and healthcare industry markets, partially offset by higher Marine Components sales predominantly to the industrial market.

Cost of sales and gross margin. Cost of sales as a percentage of sales decreased 2.2% in the first quarter of 2023 compared to the same period in 2022. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the first quarter of 2023 compared to the same period in 2022 primarily due to higher gross margin at Marine Components. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2023 were comparable to the same period in 2022.

Operating income. As a percentage of net sales, operating income for the first quarter of 2023 increased compared to the same period of 2022 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs. See segment discussion below.

Interest income. Interest income increased $.7 million in the first quarter of 2023 compared to the same period in 2022 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on the revolving promissory note receivable from Valhi. See Notes 3 and 10 to our Condensed Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,		%
	2022	2023	Change

	(Dollars in thousands)
Security Products:
Net sales	$29,581	$27,342	(8)%
Cost of sales	20,500	18,875	(8)
Gross margin	9,081	8,467	(7)
Operating costs and expenses	3,071	3,088	1
Operating income	$6,010	$5,379	(10)

Gross margin	30.7%	31.0%
Operating income margin	20.3	19.7

Security Products. Security Products net sales decreased 8% in the first quarter of 2023 compared to the same period last year. Relative to the first quarter of 2022, sales were $1.8 million lower to the government security market and $.5 million lower to the healthcare industry market. Gross margin and operating margin as a percentage of net sales for the first quarter of 2023 were comparable with the first quarter of 2022.

	Three months ended
	March 31,		%
	2022	2023	Change

	(Dollars in thousands)

Marine Components:
Net sales	$12,469	$13,809	11%
Cost of sales	9,470	9,572	1
Gross margin	2,999	4,237	41
Operating costs and expenses	990	920	(7)
Operating income	$2,009	$3,317	65

Gross margin	24.1%	30.7%
Operating income margin	16.1	24.0

Marine Components. Marine Components net sales increased 11% in the first quarter of 2023 compared to the same period last year. Relative to the first quarter of 2022, sales were $1.2 million higher to the industrial market, $.3 million higher to distributors and $.3 million higher to dealers, partially offset by $.9 million lower sales to the towboat market. Gross margin as a percentage of sales increased in the first quarter of 2023 compared to the same period last year primarily due to more favorable product mix and, to a lesser extent, increased selling prices and surcharges and increased production efficiencies. Operating income as a percentage of net sales increased in the first quarter of 2023 compared to the first quarter of 2022 due to the factors impacting gross margin and increased coverage of operating costs and expenses from higher sales.

Outlook. The softening demand we began seeing in the fourth quarter of 2022 at both segments continued during the first quarter. As a result, Marine Components largely worked through its backlog in the first quarter, primarily related to the towboat market, and Security Products continued to experience declining order rates. Entering into 2023, labor markets have become more favorable in each of the regions we operate and raw material prices have generally stabilized.  Our supply chains are stable and transportation and logistical delays are minimal, although we continue to face shortages related to certain electronic components. We have adjusted production rates at our facilities to reflect the stability of our raw material supplies and near-term demand levels.

Over the remainder of the year, we expect gross margins at Security Products will be challenged as higher cost inventory works its way through cost of sales and reduced demand may limit our ability to implement further price increases. We are in close contact with our key customers and believe reduced order rates will continue through the second quarter. As expected, Marine Components net sales were strong during the first quarter but we expect net sales overall will decline as compared to 2022 as marine market demand is challenged by higher interest rates and several original equipment boat manufacturers, including certain of our customers, have publicly announced reduced production schedules in 2023 compared to 2022. Overall, we expect Marine Components gross margins as a percentage of net sales for the full year of 2023 to be comparable to 2022 as the favorable impact of product mix in the first quarter of 2023 is not expected for the remainder of the year. Based on the softening demand and general economic conditions in North America, we currently expect to report lower net sales and operating income at both segments during 2023 compared to 2022. We are focused on managing inventory levels to support anticipated lower demand in 2023. With raw materials and other components more readily available, we believe we will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

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

Our net cash provided by operating activities for the first three months of 2023 increased by $5.2 million as compared to the first three months of 2022.  The increase in net cash provided is primarily due to the net effects of:

●	A $4.4 million decrease in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2023,
●	A $.7 million increase in operating income in 2023,
●	A $.4 million increase in interest received in 2023 due to higher interest rates and increased investment balances, partially offset by lower average balances on our loan to an affiliate, and
●	A $.3 million increase in cash paid for taxes in 2023 due to higher operating income and the relative timing of payments.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2022 to March 31, 2023 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2021 and March 31, 2022 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2021	2022	2022	2023
Security Products	46 Days	42 Days	45 Days	44 Days
Marine Components	30 Days	31 Days	30 Days	36 Days
Consolidated CompX	42 Days	38 Days	41 Days	41 Days

Our average number of days in inventory decreased from December 31, 2022 to March 31, 2023 primarily due to sales growth at Marine Components in the first quarter of 2023 somewhat offset by sales decline at Security Products as well as lower inventory balances at both segments. For comparative purposes, we have provided December 31, 2021 and March 31, 2022 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2021	2022	2022	2023
Security Products	95 Days	87 Days	101 Days	102 Days
Marine Components	97 Days	82 Days	95 Days	87 Days
Consolidated CompX	96 Days	85 Days	99 Days	97 Days

Investing activities. Our capital expenditures were $.3 million and $1.7 million in the first three months of 2023 and 2022, respectively. During the first three months of 2023, Valhi repaid a net $1.0 million under the promissory note ($6.8 million of gross borrowings and $7.8 million of gross repayments). During the first three months of 2022, Valhi repaid a net $.6 million under the promissory note ($7.1 million of gross borrowings and $7.7 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

During the first quarter of 2023, we purchased marketable securities totaling $13.5 million and received gross proceeds totaling $4.0 million related to U.S. treasury bill maturities. See Note 3 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of quarterly cash dividends. Our board of directors declared a regular quarterly dividend of $.25 per share in each of the first quarters of 2022 and 2023. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

We believe that cash generated from operations together with cash on hand, as well as our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service, dividends (if declared) and any amounts we might loan from time to time under the terms of our revolving loan to Valhi discussed in Note 10 to our Condensed Consolidated Financial Statements (which loans would be solely at our discretion) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

All of our $61 million aggregate cash, cash equivalents and marketable securities at March 31, 2023 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at March 31, 2023 totaled $.1 million. We expect our capital expenditures for 2023 will be approximately $2.5 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At March 31, 2023, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 8 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2022 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first three months of 2023 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2022 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report. See also Note 9 to the Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1A.Risk Factors.

Reference is made to the 2022 Annual Report for a discussion of risk factors related to our businesses.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 2, 2023	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller