Form 10-Q
period 2023-06-30
COMPX INTERNATIONAL INC
filed 2023-08-01
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of July 27, 2023, the registrant had 12,313,757 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$26,748	$17,958
Marketable securities	33,147	46,794
Accounts receivable, net	17,840	15,044
Inventories, net	31,290	33,765
Prepaid expenses and other	2,136	1,673
Total current assets	111,161	115,234

Other assets:
Note receivable from affiliate	13,200	12,200
Goodwill	23,742	23,742
Other noncurrent assets	590	747
Total other assets	37,532	36,689

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,181
Equipment	74,113	74,525
Construction in progress	722	434
	103,406	103,530
Less accumulated depreciation	74,712	76,407
Net property and equipment	28,694	27,123
Total assets	$177,387	$179,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,618	$13,954
Income taxes payable to affiliate	1,035	827
Total current liabilities	16,653	14,781

Noncurrent liabilities:
Deferred income taxes	2,230	1,778
Other	68	48
Total noncurrent liabilities	2,298	1,826

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,155	53,275
Retained earnings	105,175	109,160
Accumulated other comprehensive loss - unrealized loss on marketable securities	(17)	(119)
Total stockholders' equity	158,436	162,439
Total liabilities and stockholders’ equity	$177,387	$179,046

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Net sales	$41,675	$36,616	$83,725	$77,767
Cost of sales	28,046	26,343	58,016	54,790
Gross margin	13,629	10,273	25,709	22,977
Selling, general and administrative expense	5,884	5,906	11,658	11,570
Operating income	7,745	4,367	14,051	11,407
Interest income	337	992	551	1,939
Income before income taxes	8,082	5,359	14,602	13,346
Provision for income taxes	1,906	1,287	3,442	3,206
Net income	$6,176	$4,072	$11,160	$10,140

Other comprehensive loss, marketable securities adjustment:
Unrealized loss arising during year, net	—	(72)	—	(102)
Comprehensive income	$6,176	$4,000	$11,160	$10,038

Basic and diluted net income per common share	$.50	$.33	$.90	$.82

Basic and diluted weighted average shares outstanding	12,367	12,310	12,374	12,309

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30, 2022 and 2023 (unaudited)
				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	loss	stock	equity
Balance at March 31, 2022	$124	$54,780	$120,073	$—	$—	$174,977
Net income	—	—	6,176	—	—	6,176
Issuance of common stock	—	118	—	—	—	118
Treasury stock:
Acquired	—	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	—	1,744	—
Cash dividends ($.25 per share)	—	—	(3,094)	—	—	(3,094)
Balance at June 30, 2022	$123	$53,155	$123,155	$—	$—	$176,433

Balance at March 31, 2023	$123	$53,155	$108,166	$(47)	$—	$161,397
Net income	—	—	4,072	—	—	4,072
Issuance of common stock	—	120	—	—	—	120
Cash dividends ($.25 per share)	—	—	(3,078)	—	—	(3,078)
Other comprehensive loss	—	—	—	(72)	—	(72)
Balance at June 30, 2023	$123	$53,275	$109,160	$(119)	$—	$162,439

	Six months ended June 30, 2022 and 2023 (unaudited)
				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	loss	stock	equity
Balance at December 31, 2021	$124	$54,780	$118,184	$—	$—	$173,088
Net income	—	—	11,160	—	—	11,160
Issuance of common stock	—	118	—	—	—	118
Treasury stock:
Acquired	—	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	—	1,744	—
Cash dividends ($.50 per share)	—	—	(6,189)	—	—	(6,189)
Balance at June 30, 2022	$123	$53,155	$123,155	$—	$—	$176,433

Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$—	$158,436
Net income	—	—	10,140	—	—	10,140
Issuance of common stock	—	120	—	—	—	120
Cash dividends ($.50 per share)	—	—	(6,155)	—	—	(6,155)
Other comprehensive loss	—	—	—	(102)	—	(102)
Balance at June 30, 2023	$123	$53,275	$109,160	$(119)	$—	$162,439

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income	$11,160	$10,140
Depreciation and amortization	1,956	2,009
Deferred income taxes	(486)	(421)
Noncash interest income	—	(855)
Other, net	201	232
Change in assets and liabilities:
Accounts receivable, net	(2,033)	2,794
Inventories, net	(7,735)	(2,585)
Accounts payable and accrued liabilities	446	(1,619)
Accounts with affiliates	(667)	(208)
Prepaids and other, net	(1,316)	281
Net cash provided by operating activities	1,526	9,768

Cash flows from investing activities:
Capital expenditures	(2,215)	(478)
Marketable securities:
Purchases	—	(24,925)
Proceeds from maturities	—	12,000
Note receivable from affiliate:
Collections	12,400	14,700
Advances	(10,300)	(13,700)
Net cash used in investing activities	(115)	(12,403)

Cash flows from financing activities:
Dividends paid	(6,189)	(6,155)
Treasury stock acquired	(1,744)	—
Net cash used in financing activities	(7,933)	(6,155)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(6,522)	(8,790)
Balance at beginning of period	76,579	26,748
Balance at end of period	$70,057	$17,958

Supplemental disclosures -
Cash paid for income taxes	$4,603	$3,847

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2023. At June 30, 2023, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2022, December 31, 2022 and June 30, 2023. The actual dates of our annual and quarterly periods are July 3, 2022, January 1, 2023 and July 2, 2023, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In thousands)
Net sales:
Security Products	$28,837	$25,672	$58,418	$53,014
Marine Components	12,838	10,944	25,307	24,753
Total net sales	$41,675	$36,616	$83,725	$77,767

Operating income:
Security Products	$6,731	$4,134	$12,741	$9,513
Marine Components	2,724	1,943	4,733	5,260
Corporate operating expenses	(1,710)	(1,710)	(3,423)	(3,366)
Total operating income	7,745	4,367	14,051	11,407
Interest income	337	992	551	1,939
Income before income taxes	$8,082	$5,359	$14,602	$13,346

Intersegment sales are not material.

n

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

	(In thousands)
December 31, 2022:
Current assets	$33,147	$33,164	$(17)

June 30, 2023:
Current assets	$46,794	$46,944	$(150)

Our marketable securities consist of investments in debt securities, currently U.S. government treasuries. We classify our marketable securities as available-for-sale. The fair value of our marketable securities is generally determined using Level 2 inputs because although these securities are traded, in many cases the market is not active and the quarter-end valuation is generally based on the last trade of the quarter, which may be several days prior to quarter end. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes.

Note 4 – Accounts receivable, net:

	December 31,	June 30,
	2022	2023

	(In thousands)
Accounts receivable, net:
Security Products	$13,767	$11,462
Marine Components	4,143	3,652
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,840	$15,044

Note 5 – Inventories, net:

	December 31,	June 30,
	2022	2023

	(In thousands)
Raw materials:
Security Products	$4,172	$4,548
Marine Components	2,073	2,000
Total raw materials	6,245	6,548
Work-in-process:
Security Products	14,193	16,032
Marine Components	5,790	5,992
Total work-in-process	19,983	22,024
Finished goods:
Security Products	3,163	3,332
Marine Components	1,899	1,861
Total finished goods	5,062	5,193
Total inventories, net	$31,290	$33,765

Note 6 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2022	2023

	(In thousands)
Accounts payable:
Security Products	$2,663	$4,018
Marine Components	874	1,206
Accrued liabilities:
Employee benefits	10,489	7,220
Taxes other than on income	279	339
Insurance	255	268
Deferred revenue	243	189
Customer tooling	135	178
Advances from customers	298	156
Other	382	380
Total accounts payable and accrued liabilities	$15,618	$13,954

Note 7 – Provision for income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,697	$1,126	$3,066	$2,803
State income taxes	243	161	439	401
FDII benefit	(39)	(16)	(72)	(40)
Other, net	5	16	9	42
Total provision for income taxes	$1,906	$1,287	$3,442	$3,206

Comprehensive provision for income taxes allocable to:
Net income	$1,906	$1,287	$3,442	$3,206
Other comprehensive loss - marketable securities	—	(18)	—	(31)
Total	$1,906	$1,269	$3,442	$3,175

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

We made no treasury purchases during the first six months of 2023. During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under the prior repurchase authorizations.  Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. At June 30, 2023, 523,647 shares were available for purchase under prior repurchase authorizations.

Note 9 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		June 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$26,748	$26,748	$17,958	$17,958

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time under the agreement are at our discretion. At June 30, 2023, the outstanding principal balance receivable from Valhi under the promissory note was $12.2 million. Interest income (including unused commitment fees) on our loan to Valhi was $.4 million and $.6 million for the six months ended June 30, 2022 and 2023, respectively.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future demand for our products,
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new products and product features,
●	Future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	Government laws and regulations and possible changes therein, including new environmental health and safety or other regulations,
●	General global economic and political conditions that disrupt or introduce instability into our supply chain, impact our customers’ level of demand or our customers’ perception regarding demand or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19),

●	Operating interruptions (including, but not limited to, labor disputes, hazardous chemical leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19); and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Operating Income Overview

In the second quarter of 2023 operating income decreased to $4.4 million compared to $7.7 million in the second quarter of 2022. Operating income for the first six months of 2023 was $11.4 million compared to $14.0 million in the first six months of 2022. The decrease in operating income in the second quarter and first six months of 2023 compared to 2022 is primarily due to lower sales and gross margin in the second quarter of 2023 for both Security Products and Marine Components.

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

Results of Operations

	Three months ended
	June 30,
	2022	%	2023	%

	(Dollars in thousands)
Net sales	$41,675	100.0%	$36,616	100.0%
Cost of sales	28,046	67.3	26,343	71.9
Gross margin	13,629	32.7	10,273	28.1
Operating costs and expenses	5,884	14.1	5,906	16.1
Operating income	$7,745	18.6%	$4,367	12.0%

	Six months ended
	June 30,
	2022	%	2023	%

	(Dollars in thousands)
Net sales	$83,725	100.0%	$77,767	100.0%
Cost of sales	58,016	69.3	54,790	70.5
Gross margin	25,709	30.7	22,977	29.5
Operating costs and expenses	11,658	13.9	11,570	14.8
Operating income	$14,051	16.8%	$11,407	14.7%

Net sales. Net sales decreased $5.0 million and $5.9 million in the second quarter and for the first six months of 2023, respectively, compared to the same periods in 2022 predominantly due to lower Security Products sales to the government security market and, to a lesser extent, lower Marine Components sales to the towboat market. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased 4.6% and 1.2% in the second quarter and for the first six months of 2023, respectively, compared to the same periods in 2022. As a result, gross margin as a percentage of sales decreased over the same periods. Gross margin percentage decreased in the second quarter and for the first six months of 2023 compared to the same periods in 2022 primarily due to lower gross margin at Security Products and Marine Components for the second quarter of 2023. The decrease in gross margin percentage for the six-month comparative period was partially offset by higher gross margin at Marine Components in the first quarter of 2023. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter of 2023 were comparable to the same period in 2022. Operating costs and expenses for the first six months of 2023 decreased slightly compared to the same period last year primarily due to reduced employee related administrative expenses at Marine Components. Operating costs and expenses as a percentage of net sales increased for the second quarter and the first six months of 2023 due to the effect of lower sales.

Operating income. As a percentage of net sales, operating income for the second quarter and first six months of 2023 decreased compared to the same periods of 2022 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs. See segment discussion below.

Interest income. Interest income increased $.7 million and $1.4 million in the second quarter and for the first six months of 2023, respectively, compared to the same periods in 2022 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on the revolving promissory note receivable from Valhi. See Notes 3 and 10 to our Condensed Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2022	2023	Change	2022	2023	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$28,837	$25,672	(11)%	$58,418	$53,014	(9)%
Cost of sales	18,888	18,253	(3)	39,388	37,128	(6)
Gross margin	9,949	7,419	(25)	19,030	15,886	(17)
Operating costs and expenses	3,218	3,285	2	6,289	6,373	1
Operating income	$6,731	$4,134	(39)	$12,741	$9,513	(25)

Gross margin	34.5%	28.9%		32.6%	30.0%
Operating income margin	23.3	16.1		21.8	17.9

Security Products. Security Products net sales decreased 11% in the second quarter of 2023 compared to the same period in 2022. Relative to prior year, second quarter sales were $3.2 million lower to the government security market, (primarily due to non-recurring sales of $2.2 million to a single government security customer in the second quarter of 2022) and $.5 million lower to the office furniture market, partially offset by $1.0 million higher sales to distributors. Security Products net sales decreased 9% in the first six months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first six months were $5.0 million lower to the government security market (primarily due to non-recurring sales of $3.6 million to a single government security customer which shipped in the first and second quarters of 2022), $.8 million lower to the office furniture market and $.5 million lower to the transportation market, partially offset by $1.1 million higher sales to distributors.

Gross margin and operating income as a percentage of net sales for the second quarter and the first six months of 2023 decreased as compared to the same periods in 2022 primarily due to effects of lower sales and decreased coverage of fixed costs and operating costs and expenses as a result of lower sales.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2022	2023	Change	2022	2023	Change

	(Dollars in thousands)			(Dollars in thousands)

Marine Components:
Net sales	$12,838	$10,944	(15)%	$25,307	$24,753	(2)%
Cost of sales	9,158	8,090	(12)	18,628	17,662	(5)
Gross margin	3,680	2,854	(22)	6,679	7,091	6
Operating costs and expenses	956	911	(5)	1,946	1,831	(6)
Operating income	$2,724	$1,943	(29)	$4,733	$5,260	11

Gross margin	28.7%	26.1%		26.4%	28.6%
Operating income margin	21.2	17.8		18.7	21.2

Marine Components. Marine Components net sales decreased 15% in the second quarter of 2023 compared to the same period in 2022. Relative to prior year, second quarter sales were $2.0 million lower to the towboat market, partially offset by $.5 million higher sales to the industrial market. Marine Components net sales decreased 2% in the first six months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first six months were $2.8 million lower to the towboat market, partially offset by $1.7 million higher sales to the industrial market and $.6 million higher sales to marine dealers and distributors.

Gross margin as a percentage of sales decreased in the second quarter of 2023 compared to the same period in 2022 primarily due to lower sales and decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales decreased in the second quarter of 2023 compared to the same period in 2022 due to the factors impacting gross margin partially offset by reduced operating costs and expenses, including lower employee related administrative expenses of $.1 million. For the first six months of 2023, gross margin as a percentage of net sales increased compared to the same period in 2022 as lower sales and gross margin in the second quarter of 2023 were more than offset by the favorable product mix and, to a lesser extent, increased selling prices and increased production efficiencies experienced in the first quarter of 2023. Operating income as a percentage of net sales increased in the first six months of 2023 compared to the same period in 2022 due to the factors impacting gross margin as well as reduced operating costs and expenses, including lower employee related administrative expenses of $.1 million.

Outlook. During the second quarter, we experienced an acceleration in the softening demand we began seeing in the fourth quarter of 2022 at both segments, particularly in Marine Components. Marine Components largely worked through its backlog, primarily related to the towboat market, and Security Products continued to experience declining order rates. During 2023, labor markets have become increasingly more favorable in each of the regions we operate and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. Our supply chains are stable and transportation and logistical delays are minimal, although we continue to face long lead times related to certain electronic and specialty components. We have adjusted production rates at our facilities to reflect the stability of our raw material supplies and near-term demand levels.

Over the remainder of the year, we expect gross margins at Security Products will be challenged as higher cost inventory works its way through cost of sales and reduced demand limits our ability to implement further price increases. We are in close contact with our key customers and believe reduced order rates will continue through the third quarter. As expected, Marine Components net sales declined during the second quarter due to accelerating weakness in the towboat market. We expect net sales overall will be challenged compared to 2022 as marine demand faces strong headwinds due to higher interest rates and broader market weakness as several original equipment boat manufacturers, including certain of our customers, have publicly announced further reductions to production schedules in 2023 compared to 2022. We have been able to somewhat offset the towboat market sales declines with increased sales to industrial customers but we do not expect increases in sales to the industrial market will fully offset weakened towboat demand. Overall, we expect Marine Components gross margin as a percentage of net sales for the full year of 2023 to be comparable to 2022 as the product mix experienced in the second quarter of 2023 is expected to be more indicative of the product mix for the remainder of the year. Based on the softening demand and general economic conditions in North America, we currently expect to report lower operating income at both segments in 2023 compared to 2022. We are focused on managing inventory levels to align with anticipated near-term demand.  In this regard, we began a planned inventory build during the second quarter at Security Products to fulfill a purchase order received early in the second quarter that is expected to ship over the second half of the year. Absent this order, inventory balances would have declined at the end of the second quarter in line with current demand. With raw materials and other components more readily available, we believe we will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

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

Our net cash provided by operating activities for the first six months of 2023 increased by $8.2 million as compared to the first six months of 2022.  The increase in net cash provided is primarily due to the net effects of:

●	A $9.5 million decrease in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2023,
●	A $2.6 million decrease in operating income in 2023,
●	A $.8 million decrease in cash paid for taxes in 2023 due to lower net income, and
●	A $.5 million increase in interest received in 2023 due to higher interest rates and increased investment balances, partially offset by lower average balances on our loan to an affiliate.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2022 to June 30, 2023 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2021 and June 30, 2022 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2021	2022	2022	2023
Security Products	46 Days	43 Days	45 Days	40 Days
Marine Components	30 Days	28 Days	30 Days	30 Days
Consolidated CompX	42 Days	38 Days	41 Days	37 Days

Our average number of days in inventory increased from December 31, 2022 to June 30, 2023 primarily due to higher inventory balances at both segments as a result of planned inventory build for specific customer orders, most significantly at Security Products, which we expect to begin shipping in the third quarter of 2023.  For comparative purposes, we have provided December 31, 2021 and June 30, 2022 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2021	2022	2022	2023
Security Products	95 Days	110 Days	101 Days	119 Days
Marine Components	97 Days	104 Days	95 Days	111 Days
Consolidated CompX	96 Days	108 Days	99 Days	117 Days

Investing activities. Our capital expenditures were $.5 million and $2.2 million in the first six months of 2023 and 2022, respectively. During the first six months of 2023, Valhi repaid a net $1.0 million under the promissory note ($13.7 million of gross borrowings and $14.7 million of gross repayments). During the first six months of 2022, Valhi repaid a net $2.1 million under the promissory note ($10.3 million of gross borrowings and $12.4 million of gross repayments).

See Note 10 to our Condensed Consolidated Financial Statements.

During the first six months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $24.9 million and received gross proceeds totaling $12.0 million related to U.S. treasury bill maturities. See Note 3 to our Condensed Consolidated Financial Statements.

Financing activities. During each of the first six months of 2023 and 2022, we paid aggregate quarterly dividends to CompX stockholders of $.50 per share ($6.2 million). The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $64.8 million aggregate cash, cash equivalents and marketable securities at June 30, 2023 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2023 totaled $.1 million. We expect our capital expenditures for 2023 will be approximately $2.7 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At June 30, 2023, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 8 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2022 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first six months of 2023 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 1, 2023	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller