Form 10-Q
period 2023-09-30
COMPX INTERNATIONAL INC
filed 2023-11-01
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of October 26, 2023, the registrant had 12,313,757 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2022	2023
		(unaudited)
Current assets:
Cash and cash equivalents	$26,748	$17,595
Marketable securities	33,147	46,774
Accounts receivable, net	17,840	19,735
Inventories, net	31,290	34,282
Prepaid expenses and other	2,136	2,152
Total current assets	111,161	120,538

Other assets:
Note receivable from affiliate	13,200	12,000
Goodwill	23,742	23,742
Other noncurrent assets	590	738
Total other assets	37,532	36,480

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,181
Equipment	74,113	74,486
Construction in progress	722	512
	103,406	103,569
Less accumulated depreciation	74,712	77,347
Net property and equipment	28,694	26,222
Total assets	$177,387	$183,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,618	$15,047
Income taxes payable to affiliate	1,035	1,351
Total current liabilities	16,653	16,398

Noncurrent liabilities:
Deferred income taxes	2,230	1,651
Other	68	43
Total noncurrent liabilities	2,298	1,694

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,155	53,275
Retained earnings	105,175	111,839
Accumulated other comprehensive loss - unrealized loss on marketable securities	(17)	(89)
Total stockholders' equity	158,436	165,148
Total liabilities and stockholders’ equity	$177,387	$183,240

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Net sales	$42,864	$40,355	$126,589	$118,122
Cost of sales	30,928	27,736	88,944	82,526
Gross margin	11,936	12,619	37,645	35,596
Selling, general and administrative expense	6,016	6,074	17,674	17,644
Operating income	5,920	6,545	19,971	17,952
Interest income	558	1,064	1,109	3,003
Income before income taxes	6,478	7,609	21,080	20,955
Provision for income taxes	1,528	1,852	4,970	5,058
Net income	$4,950	$5,757	$16,110	$15,897

Other comprehensive gain (loss), marketable securities adjustment:
Unrealized gain (loss) arising during year, net	—	30	—	(72)
Comprehensive income	$4,950	$5,787	$16,110	$15,825

Basic and diluted net income per common share	$.40	$.47	$1.30	$1.29

Basic and diluted weighted average shares outstanding	12,307	12,314	12,352	12,310

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30, 2022 and 2023 (unaudited)
				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	loss	stock	equity
Balance at June 30, 2022	$123	$53,155	$123,155	$—	$—	$176,433
Net income	—	—	4,950	—	—	4,950
Cash dividends ($2.00 per share)	—	—	(24,614)	—	—	(24,614)
Balance at September 30, 2022	$123	$53,155	$103,491	$—	$—	$156,769

Balance at June 30, 2023	$123	$53,275	$109,160	$(119)	$—	$162,439
Net income	—	—	5,757	—	—	5,757
Cash dividends ($.25 per share)	—	—	(3,078)	—	—	(3,078)
Other comprehensive income	—	—	—	30	—	30
Balance at September 30, 2023	$123	$53,275	$111,839	$(89)	$—	$165,148

	Nine months ended September 30, 2022 and 2023 (unaudited)
				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	loss	stock	equity
Balance at December 31, 2021	$124	$54,780	$118,184	$—	$—	$173,088
Net income	—	—	16,110	—	—	16,110
Issuance of common stock	—	118	—	—	—	118
Treasury stock:
Acquired	—	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	—	1,744	—
Cash dividends ($2.50 per share)	—	—	(30,803)	—	—	(30,803)
Balance at September 30, 2022	$123	$53,155	$103,491	$—	$—	$156,769

Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$—	$158,436
Net income	—	—	15,897	—	—	15,897
Issuance of common stock	—	120	—	—	—	120
Cash dividends ($.75 per share)	—	—	(9,233)	—	—	(9,233)
Other comprehensive loss	—	—	—	(72)	—	(72)
Balance at September 30, 2023	$123	$53,275	$111,839	$(89)	$—	$165,148

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income	$16,110	$15,897
Depreciation and amortization	2,962	2,996
Deferred income taxes	(742)	(556)
Noncash interest income	—	(1,397)
Other, net	287	332
Change in assets and liabilities:
Accounts receivable, net	(3,634)	(1,900)
Inventories, net	(7,846)	(3,199)
Accounts payable and accrued liabilities	1,454	(526)
Accounts with affiliates	(347)	316
Prepaids and other, net	(122)	(194)
Net cash provided by operating activities	8,122	11,769

Cash flows from investing activities:
Capital expenditures	(3,008)	(564)
Marketable securities:
Purchases	—	(36,325)
Proceeds from maturities	131	24,000
Note receivable from affiliate:
Collections	21,100	21,900
Advances	(17,100)	(20,700)
Net cash provided by (used in) investing activities	1,123	(11,689)

Cash flows from financing activities:
Dividends paid	(30,803)	(9,233)
Treasury stock acquired	(1,744)	—
Net cash used in financing activities	(32,547)	(9,233)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(23,302)	(9,153)
Balance at beginning of period	76,579	26,748
Balance at end of period	$53,277	$17,595

Supplemental disclosures -
Cash paid for income taxes	$6,080	$5,315

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2023. At September 30, 2023, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2022, December 31, 2022 and September 30, 2023. The actual dates of our annual and quarterly periods are October 2, 2022, January 1, 2023 and October 1, 2023, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In thousands)
Net sales:
Security Products	$28,493	$31,376	$86,911	$84,390
Marine Components	14,371	8,979	39,678	33,732
Total net sales	$42,864	$40,355	$126,589	$118,122

Operating income:
Security Products	$4,904	$6,496	$17,645	$16,009
Marine Components	2,716	1,693	7,449	6,953
Corporate operating expenses	(1,700)	(1,644)	(5,123)	(5,010)
Total operating income	5,920	6,545	19,971	17,952
Interest income	558	1,064	1,109	3,003
Income before income taxes	$6,478	$7,609	$21,080	$20,955

Intersegment sales are not material.

n

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

	(In thousands)
December 31, 2022:
Current assets	$33,147	$33,164	$(17)

September 30, 2023:
Current assets	$46,774	$46,886	$(112)

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

Note 4 – Accounts receivable, net:

	December 31,	September 30,
	2022	2023

	(In thousands)
Accounts receivable, net:
Security Products	$13,767	$16,531
Marine Components	4,143	3,274
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,840	$19,735

Note 5 – Inventories, net:

	December 31,	September 30,
	2022	2023

	(In thousands)
Raw materials:
Security Products	$4,172	$3,464
Marine Components	2,073	2,109
Total raw materials	6,245	5,573
Work-in-process:
Security Products	14,193	17,476
Marine Components	5,790	5,562
Total work-in-process	19,983	23,038
Finished goods:
Security Products	3,163	3,233
Marine Components	1,899	2,438
Total finished goods	5,062	5,671
Total inventories, net	$31,290	$34,282

Note 6 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2022	2023

	(In thousands)
Accounts payable:
Security Products	$2,663	$3,156
Marine Components	874	835
Accrued liabilities:
Employee benefits	10,489	8,703
Taxes other than on income	279	489
Insurance	255	264
Deferred revenue	243	574
Customer tooling	135	199
Advances from customers	298	440
Other	382	387
Total accounts payable and accrued liabilities	$15,618	$15,047

Note 7 – Provision for income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,361	$1,598	$4,427	$4,401
State income taxes	194	230	633	631
FDII benefit	(34)	(17)	(106)	(57)
Other, net	7	41	16	83
Total provision for income taxes	$1,528	$1,852	$4,970	$5,058

Comprehensive provision for income taxes allocable to:
Net income	$1,528	$1,852	$4,970	$5,058
Other comprehensive income (loss) - marketable securities	—	8	—	(23)
Total	$1,528	$1,860	$4,970	$5,035

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

We made no treasury purchases during the first nine months of 2023. During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under the prior repurchase authorizations.  Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. At September 30, 2023, 523,647 shares were available for purchase under prior repurchase authorizations.

Note 9 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		September 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$26,748	$26,748	$17,595	$17,595

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time under the agreement are at our discretion. At September 30, 2023, the outstanding principal balance receivable from Valhi under the promissory note was $12.0 million. Interest income (including unused commitment fees) on our loan to Valhi was $.7 million and $.9 million for the nine months ended September 30, 2022 and 2023, respectively.

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

Operating Income Overview

In the third quarter of 2023 operating income increased to $6.6 million compared to $5.9 million in the third quarter of 2022. The increase in operating income in the third quarter of 2023 compared to 2022 is due to higher Security Products sales and improved gross margin percentages at both segments, partially offset by lower Marine Components sales. Operating income for the first nine months of 2023 was $18.0 million compared to $20.0 million in the first nine months of 2022. The decrease in operating income in the first nine months of 2023 compared to 2022 is primarily due to lower Marine Components sales and, to a lesser extent, lower Security Products sales somewhat offset by an improvement in Marine Components gross margin percentage.

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

Results of Operations

	Three months ended
	September 30,
	2022	%	2023	%

	(Dollars in thousands)
Net sales	$42,864	100.0%	$40,355	100.0%
Cost of sales	30,928	72.2	27,736	68.7
Gross margin	11,936	27.8	12,619	31.3
Operating costs and expenses	6,016	14.0	6,074	15.1
Operating income	$5,920	13.8%	$6,545	16.2%

	Nine months ended
	September 30,
	2022	%	2023	%

	(Dollars in thousands)
Net sales	$126,589	100.0%	$118,122	100.0%
Cost of sales	88,944	70.3	82,526	69.9
Gross margin	37,645	29.7	35,596	30.1
Operating costs and expenses	17,674	13.9	17,644	14.9
Operating income	$19,971	15.8%	$17,952	15.2%

Net sales. Net sales decreased $2.6 million and $8.5 million in the third quarter and in the first nine months of 2023, respectively, compared to the same periods in 2022 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales in the third quarter of 2023. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales decreased 3.5% and .4% in the third quarter and for the first nine months of 2023, respectively, compared to the same periods in 2022. As a result, gross margin as a percentage of sales increased over the same periods. Gross margin percentage increased in the third quarter and for the first nine months of 2023 compared to the same periods in 2022 primarily due to higher gross margin percentages at both Security Products and Marine Components for the third quarter of 2023. Higher gross margin percentage at Marine

Components in the first quarter of 2023 also favorably impacted the nine-month comparative period. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the third quarter and for the first nine months of 2023 were comparable to the same periods in 2022. Operating costs and expenses as a percentage of net sales increased for the third quarter and the first nine months of 2023 due to decreased coverage of operating costs and expenses as a result of lower sales.

Operating income. As a percentage of net sales, operating income comparisons for the third quarter and first nine months compared to the same periods of 2022 were primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs. See segment discussion below.

Interest income. Interest income increased $.5 million and $1.9 million in the third quarter and for the first nine months of 2023, respectively, compared to the same periods in 2022 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on the revolving promissory note receivable from Valhi. See Notes 3 and 10 to our Condensed Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2022	2023	Change	2022	2023	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$28,493	$31,376	10%	$86,911	$84,390	(3)%
Cost of sales	20,241	21,347	5	59,629	58,475	(2)
Gross margin	8,252	10,029	22	27,282	25,915	(5)
Operating costs and expenses	3,348	3,533	6	9,637	9,906	3
Operating income	$4,904	$6,496	32	$17,645	$16,009	(9)

Gross margin	29.0%	32.0%		31.4%	30.7%
Operating income margin	17.2	20.7		20.3	19.0

Security Products. Security Products net sales increased 10% in the third quarter of 2023 compared to the same period in 2022. Relative to prior year, third quarter sales were $3.9 million higher to the government security market, partially offset by $.6 million lower sales to the office furniture market and $.4 million lower sales to the gas station security market. Security Products net sales decreased 3% in the first nine months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first nine months were $1.4 million lower to the office furniture market, $1.1 million lower to the government security market, $.5 million lower to the gas station security market and $.4 million lower to the healthcare market, partially offset by $1.2 million higher sales to distributors.

Gross margin as a percentage of net sales increased for the third quarter of 2023 compared to the same period in 2022 primarily due to increased sales volumes and lower cost of sales percentage as a result of lower raw materials, shipping and overtime costs. Operating income as a percentage of net sales increased in the third quarter of 2023 compared to the same period in 2022 due to the factors impacting gross margin, partially offset by increased operating costs and expenses, including higher employee salaries and benefits of $.2 million. Gross margin as a percentage of net sales for the first nine months of 2023 decreased as compared to the same period in 2022 primarily due to effects of lower sales and decreased coverage of fixed costs as a result of lower sales, partially offset by the favorable increase in gross margin during the third quarter as discussed above. Operating income as a percentage of net sales decreased in the first nine months of 2023 compared to the same period in 2022 due to the factors impacting gross margin, as well as increased operating costs and expenses including higher employee salaries and benefits of $.2 million noted above.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2022	2023	Change	2022	2023	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$14,371	$8,979	(38)%	$39,678	$33,732	(15)%
Cost of sales	10,687	6,389	(40)	29,315	24,051	(18)
Gross margin	3,684	2,590	(30)	10,363	9,681	(7)
Operating costs and expenses	968	897	(7)	2,914	2,728	(6)
Operating income	$2,716	$1,693	(38)	$7,449	$6,953	(7)

Gross margin	25.6%	28.8%		26.1%	28.7%
Operating income margin	18.9	18.9		18.8	20.6

Marine Components. Marine Components net sales decreased 38% in the third quarter of 2023 compared to the same period in 2022. Relative to prior year, third quarter sales were $4.8 million lower to the towboat market and $.5 million lower to the engine builder market, partially offset by $.4 million higher sales to the center console boat market. Marine Components net sales decreased 15% in the first nine months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first nine months were $7.7 million lower to the towboat market and $.8 million lower to the engine builder market, partially offset by $1.4 million higher sales to the industrial market, $.6 million higher sales to marine dealers and distributors and $.4 million higher sales to the center console boat market.

Gross margin as a percentage of sales increased in the third quarter and for the first nine months of 2023 compared to the same period in 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower shipping rates and lower labor costs from reduced employee overtime due to lower sales, partially offset by decreased coverage of fixed costs as a result of lower sales. Higher gross margin in the first quarter of 2023 also favorably impacted the nine-month comparative period. Operating income as a percentage of net sales in the third quarter of 2023 was comparable to the same period in 2022. Operating income as a percentage of net sales increased in the first nine months of 2023 compared to the same period in 2022 due to the factors impacting gross margin as well as reduced operating costs and expenses, including lower employee related administrative expenses of $.2 million.

Outlook. During the third quarter, we benefited from increased sales to a customer in the government security market while demand in many of the other markets Security Products serves remained sluggish. At Marine Components, softening demand experienced in the first half of the year continued in the third quarter, primarily due to continued weakness in the towboat market. Labor markets have largely become favorable in each of the regions we operate, and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. Our supply chains are stable and transportation and logistical delays are minimal, and the long lead times related to certain electronic and specialty components we previously experienced have begun to ease. We have adjusted our labor force and production rates at our facilities to reflect the stability of our raw material supplies and near-term demand levels.

We expect Security Products will continue to benefit from increased sales to the government security market for the remainder of the year. We are in close contact with our key customers and believe reduced order rates will continue through the end of the year in many of the other Security Products markets. Overall, we expect the improved gross margins experienced by Security Products during the third quarter will continue in the fourth quarter as raw material costs have stabilized and higher cost inventory has worked its way through cost of sales. We expect Marine Components net sales for the remainder of the year will continue to be challenged compared to 2022, particularly in the towboat market, as marine demand faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our customers, have publicly announced reductions to production schedules for the remainder of 2023. We have been able to somewhat offset the towboat market sales declines with increased sales to industrial customers, but we do not expect increases in sales to the industrial market will fully offset weakened towboat demand. Overall, we expect Marine Components gross margin as a percentage of net sales for the full year of 2023 to be slightly favorable to 2022 primarily as a result of lower raw material costs. Despite increased sales to the government security market and higher gross margin percentage at both segments, due to broader market reduced demand, we expect to report slightly lower consolidated sales and operating income in 2023 compared to 2022. On the strength of higher interest income, we expect net income for the full year 2023 to be comparable to prior year. We are focused on managing inventory levels to align with anticipated near-term demand. With raw materials and other components more readily available, we believe we will be able to achieve additional operating efficiencies during the remainder of the year although the extent and impact of such efficiencies is not yet known.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. As noted above, we have experienced  some global and domestic supply chain challenges and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, the impact of economic conditions and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Our net cash provided by operating activities for the first nine months of 2023 increased by $3.6 million as compared to the first nine months of 2022.  The increase in net cash provided is primarily due to the net effects of:

●	A $4.3 million decrease in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2023,
●	A $2.0 million decrease in operating income in 2023,
●	A $.8 million decrease in cash paid for taxes in 2023 due to lower earnings and the relative timing of payments, and
●	A $.5 million increase in interest received in 2023 due to higher interest rates and increased investment balances, partially offset by lower average balances on our loan to an affiliate.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2022 to September 30, 2023 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2021 and September 30, 2022 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days Sales Outstanding:	2021	2022	2022	2023
Security Products	46 Days	45 Days	45 Days	48 Days
Marine Components	30 Days	32 Days	30 Days	33 Days
Consolidated CompX	42 Days	41 Days	41 Days	45 Days

Our average number of days in inventory increased from December 31, 2022 to September 30, 2023 primarily due to the increase at Marine Components due to lower sales and increased inventory balances as a result of prior orders of certain raw materials that had longer lead times that were delivered during the second and third quarters of 2023. Days in inventory for Security Products increased slightly due to the planned inventory build during the second quarter at Security Products to fulfill a purchase order that began shipping during the third quarter and is expected to continue shipping through the end of the year. Absent this order, Security Products inventory balances would have declined at the end of the third quarter in line with current demand. For comparative purposes, we have provided December 31, 2021 and September 30, 2022 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2021	2022	2022	2023
Security Products	95 Days	103 Days	101 Days	103 Days
Marine Components	97 Days	89 Days	95 Days	144 Days
Consolidated CompX	96 Days	98 Days	99 Days	112 Days

Investing activities. Our capital expenditures were $.6 million and $3.0 million in the first nine months of 2023 and 2022, respectively. During the first nine months of 2023, Valhi repaid a net $1.2 million under the promissory note ($20.7 million of gross borrowings and $21.9 million of gross repayments). During the first nine months of 2022, Valhi repaid a net $4.0 million under the promissory note ($17.1 million of gross borrowings and $21.1 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

During the first nine months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $36.3 million and received gross proceeds totaling $24.0 million related to U.S. treasury bill maturities. See Note 3 to our Condensed Consolidated Financial Statements.

Financing activities. During the first nine months of 2023 and 2022, we paid aggregate quarterly dividends to CompX stockholders of $.75 per share. Additionally, in August 2022 our board of directors declared a special dividend on our Class A common stock of $1.75 per share ($21.5 million). The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $64.4 million aggregate cash, cash equivalents and marketable securities at September 30, 2023 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2023 totaled $.2 million. We expect our capital expenditures for 2023 will be approximately $2.0 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At September 30, 2023, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors. See Note 8 to our Condensed Consolidated Financial Statements.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2022 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

None.

Critical accounting policies –

There have been no changes in the first nine months of 2023 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1A.Risk Factors.

Reference is made to the 2022 Annual Report for a discussion of risk factors related to our businesses.

ITEM  6.Exhibits.

Item No.	Exhibit Index

3.1	Amended and Restated Bylaws of CompX International Inc. (effective November 1, 2023) – incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 1, 2023.
31.1	Certification
31.2	Certification
32.1	Certification
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 1, 2023	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller