Form 10-K
period 2023-12-31
COMPX INTERNATIONAL INC
filed 2024-02-28
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 1.6 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $34.0 million.

As of February 21, 2024, registrant had 12,313,757 shares of Class A common stock, $.01 par value per share, outstanding.

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

At December 31, 2023, NL Industries, Inc. (NYSE: NL) owns approximately 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister), and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, the following:

●	Future demand for our products,
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,

●	Uncertainties associated with the development of new products and product features,
●	Future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	Government laws and regulations and possible changes therein including new environmental, health, safety, sustainability or other regulations,
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises),
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises),
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

Manufacturing, Operations and Products

Security Products. Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock we produce;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and
●	our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

A substantial portion of our Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. We also have a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer (“OEM”) distributors via our STOCK LOCKS® distribution program.

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our total cost of sales for 2023. Total material costs, including purchased components, represented approximately 48% of our cost of sales in 2023.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. At other times we may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. After increasing in 2021 and the first half of 2022, prices for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally began to stabilize in the latter half of 2022 and into 2023 and generally began to soften in the latter half of 2023. Prices for aluminum and stainless steel, the primary raw material used for the manufacture of marine components, including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs, experienced significant volatility during 2021 and 2022 but were more stable in 2023. Although raw commodity costs declined during 2023 from elevated levels experienced in 2021 and 2022, in most cases materials we purchase also include processing and conversion costs such as alloying, extrusion and rolling, which continue to be elevated due to costs of labor, transportation and energy. Based on current economic conditions, we expect the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2024 to be relatively stable. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which we compete. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2023.

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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2023 (United States Postal Service representing 24% of which 11% related to a pilot project). Our largest ten customers accounted for approximately 52% of our sales in 2023.

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

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors.

Regulatory and Environmental Matters

We have a history of incorporating environmental management and compliance in our operations and decision making. We operate three low-emission manufacturing facilities and our production processes requiring waste-water discharge are consolidated at our Mauldin, South Carolina facility. This facility has received a ReWa Compliance Excellence Award multiple years for its exemplary performance from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region. In addition, we operate extensive scrap metal recycling programs to reduce landfill waste.

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

Human Capital Resources

Employees – Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. We have a well-trained labor force with a substantial number of long-tenured employees. We provide competitive compensation and benefits to our employees. In addition to salaries, these programs can include annual bonuses, a defined contribution plan with employer matching, a profit sharing plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance.

As of December 31, 2023, we employed 555 people, all in the United States. We believe our labor relations are good.

Health and Safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards, and we continuously seek to improve occupational and process safety performance. We conduct our business in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve these results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and our people, and we have established policies designed to promote compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.  We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. We track this data to assess the quality of our safety performance, and we use lost time incidents as a key measure of worker safety. We define lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. We had one lost time incident in 2021, three in 2022 and one in 2023.

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

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in this Form 10-K is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2021, 2022 and 2023 are January 2, 2022, January 1, 2023, and December 31, 2023, respectively. Each of the years ending December 31, 2021, 2022, and 2023 consisted of  52 weeks. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports; proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.compxinternational.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of the documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Historically, our ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of our success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features we introduce will achieve the same degree of success that we have achieved with our existing products. At times we work with new and existing customers on specific product innovations. Sometimes we have a cost sharing arrangement for development efforts although we may also fully bear the development costs. If a customer were to ultimately reject or abandon custom product innovation efforts, we may not be able to recover our development costs.

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

Certain components used in our products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflicts and public health crises such as pandemics, could prevent our vendors from being able to supply these components. Should our vendors not be able to meet their supply obligations or should we be otherwise unable to obtain necessary raw materials or components, we may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

Legal, Compliance and Regulatory Risk Factors

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

We rely on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Third parties may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Further, we do not know if any of our pending trademark or patent applications will be approved. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

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

We rely on information technology systems to manage, process and analyze data, as well as to facilitate the manufacture and distribution of our products to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition.  We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach or gain unauthorized access to our systems. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis and response to cybersecurity alerts and incidents, and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed or transferred. Our cybersecurity program is integrated within our overall risk management processes.

Our cybersecurity program is led by our director of information technology (IT), who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our director of IT has extensive information technology and program management experience and leads a team that has many years of experience with our organization. Our director of IT reports to our vice president in charge of coordinating operational activities within our business segments. Our cybersecurity risks are also reviewed and tested annually through third party assessments and internal and external information technology audits. Our information technology team reviews enterprise risk management level cybersecurity risks annually.

We continually enhance our security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls through penetration testing, consulting on best practices and to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through online updates. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training.

We have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our director of IT, the Contran chief information officer (who provides services to us under our intercorporate services agreement with Contran), and senior executives including our chief executive officer, chief financial officer and general counsel. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT team is responsible for categorizing cybersecurity incidents, with incidents evaluated to be high or critical security risks brought to our CIDAC for review and evaluation. Incidents are evaluated to determine materiality as well as operational and business impact. Our CIDAC performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. External resources and advisors are incorporated as needed.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our chief executive officer and chief financial officer, regularly briefs the board of directors on our cybersecurity and information security posture, and our board of directors is apprised of cybersecurity incidents deemed to have a high or critical business impact, even if immaterial to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal), senior leadership and the board, as appropriate.

We face a number of cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any breaches, we have encountered occasional attempts, albeit of minor significance, targeting our data and systems, including instances of malware and computer virus infiltration. Thus far all such incidents have been minor. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- Risk Factors.

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

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE American (symbol: CIX). As of February 21, 2024, there were approximately 16 holders of record of CompX Class A common stock.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2018 through December 31, 2023. The peer group index is comprised of The Eastern Company and Strattec Security Corporation. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2018 and reinvestment of dividends.

	December 31,
	2018	2019	2020	2021	2022	2023
CompX International Inc.	$100	$109	$110	$180	$166	$238
Russell 2000 Index	100	126	151	173	138	161
Peer Group	100	108	134	119	80	96

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
CompX International Inc.
Russell 2000
Peer Group

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

Equity compensation plan information. We have a share based incentive compensation plan, approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. At December 31, 2023, 124,450 shares are available for award under this plan. See Note 9 to the Consolidated Financial Statements.

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

Operating Income Overview

We reported operating income of $25.4 million in each of 2023 and 2022 and $20.5 million in 2021. Operating income in 2023 was comparable to 2022 as lower Marine Components sales were offset by higher Security Products sales and higher gross margin percentages across both segments. The increase in operating income in 2022 over 2021 is primarily due to higher Marine Components sales and to a lesser extent higher Security Products sales. See results of operations discussion below.

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

Results of Operations - 2023 Compared to 2022 and 2022 Compared to 2021

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(In millions)
Net sales	$140.8	$166.6	$161.3	18%	(3)%
Cost of sales	98.1	117.8	112.1	20	(5)

Gross margin	42.7	48.8	49.2	14	1

Operating costs and expenses	22.2	23.4	23.8	5	2

Operating income	$20.5	$25.4	$25.4	24	—

Percent of net sales:
Cost of sales	69.7%	70.7%	69.5%
Gross margin	30.3	29.3	30.5
Operating costs and expenses	15.8	14.0	14.7
Operating income	14.6	15.3	15.8

Net Sales. Net sales decreased $5.3 million in 2023 compared to 2022 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales largely in the fourth quarter of 2023.

Net sales increased $25.8 million in 2022 compared to 2021 due to higher Marine Components sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Cost of Sales and Gross Margin. Cost of sales decreased in 2023 compared to 2022 primarily due to the effects of lower production costs at both Security Products and Marine Components as well as lower Marine Components sales. Gross margin as a percentage of sales increased over the same period primarily due to the factors affecting cost of sales.

Cost of sales increased in 2022 compared to 2021 primarily due to the effects of the higher sales, as well as increased production costs at both Security Products and Marine Components. Gross margin as a percentage of sales decreased over the same period primarily due to the decrease in the Security Products gross margin percentage.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased in 2023 compared to 2022 predominantly due to higher salary and benefit costs at Security Products which increased by $.6 million. As a percentage of sales, operating costs and expenses increased in 2023 compared to 2022 primarily due to the effect of the increased operating costs and expenses on lower sales.

Operating costs and expenses increased in 2022 compared to 2021 predominantly due to higher salary and employment related costs which increased by $.7 million. As a percentage of sales, operating costs and expenses decreased in 2022 compared to 2021 primarily due to the effect of higher sales.

Operating Income. As a percentage of net sales, operating income increased in 2023 compared to 2022 and increased in 2022 compared to 2021. Operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 48% of our cost of sales in 2023, with commodity-related raw materials representing approximately 13% of our cost of sales. After increasing in 2021 and the first half of 2022, prices for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally began to stabilize in the latter half of 2022 and into 2023 and generally began to soften in the latter half of 2023. Prices for aluminum and stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs experienced significant volatility during 2021 and 2022 but were more stable in 2023. Although raw commodity costs declined during 2023 from elevated levels experienced in 2021 and 2022, in most cases materials we purchase also include processing and conversion costs such as alloying, extrusion and rolling which continue to be elevated due to costs of labor, transportation and energy. Based on current economic conditions, we expect the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2024 to be relatively stable.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Interest Income. Interest income increased in 2023 compared to 2022 and increased in 2022 compared to 2021.  The increase for both comparative periods is primarily due to higher interest rates and increased investment balances, partially offset by lower average loan balances on our loan to an affiliate. See Notes 3 and 10 to our Consolidated Financial Statements.

Income tax expense. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate of 21% is included in Note 8 to the Consolidated Financial Statements. As a member of the group of companies consolidated for U.S. federal income tax purposes with Contran, the parent of our consolidated U.S. federal income tax group, we compute our provision for income taxes on a separate company basis, using the tax elections made by Contran.

Our effective income tax rate was 24% in each of 2021, 2022 and 2023. See Notes 8 and 11 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2024 to be comparable to our effective income tax rate for 2023.

Segment Results

The key performance indicator for our segments is the level of their operating income (see discussion below). For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(In millions)
Security Products:
Net sales	$105.1	$114.5	$121.2	9%	6%
Cost of sales	71.5	79.1	82.8	11	5
Gross margin	33.6	35.4	38.4	5	8
Operating costs and expenses	12.0	12.7	13.5	5	6
Operating income	$21.6	$22.7	$24.9	5	10

Gross margin	32.0%	31.0%	31.7%
Operating income margin	20.6	19.9	20.6

Security Products. Security Products net sales increased 6% to $121.2 million in 2023 compared to $114.5 million in 2022 primarily due to higher sales related to a pilot project for a government security customer. Relative to prior year, sales were $8.3 million higher to the government security market and $1.5 million higher to distributors, partially offset by $1.7 million lower sales to the office furniture market and $.7 million lower sales to the gas station security market. Gross margin as a percentage of net sales for 2023 increased as compared to 2022 primarily due to lower production costs (including lower material, overtime and shipping costs) and increased coverage of fixed costs on higher sales, primarily in the fourth quarter. Operating income margin increased for 2023 compared to 2022 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales, partially offset by increased operating costs and expenses, including higher employee salaries and benefit costs of $.6 million.

Security Products net sales increased 9% to $114.5 million in 2022 compared to $105.1 million in 2021 due to increased sales across a variety of markets. Relative to prior year, sales were $3.8 million higher to the government security market, $1.8 million higher to the office furniture market, $1.5 million higher to distributors, $1.0 million higher to the tool storage market and $.9 million higher to the gas station security market. Gross margin as a percentage of net sales for 2022 decreased as compared to 2021 primarily due to higher cost of sales, most significantly in the third and fourth quarters of 2022, as price increases and surcharges did not fully offset higher cost inventory sold in the latter half of the year. Operating income margin decreased for 2022 compared to 2021 primarily due to the factors impacting gross margin, as well as increased operating costs and expenses, resulting from higher salaries and employment related costs, partially offset by increased coverage of operating costs and expenses from higher sales.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(In millions)
Marine Components:
Net sales	$35.7	$52.1	$40.1	46%	(23)%
Cost of sales	26.6	38.7	29.3	45	(24)
Gross margin	9.1	13.4	10.8	47	(19)
Operating costs and expenses	3.5	3.8	3.6	9	(5)
Operating income	$5.6	$9.6	$7.2	71	(25)

Gross margin	25.4%	25.6%	27.0%
Operating income margin	15.7	18.4	18.0

Marine Components. Marine Components net sales decreased 23% in 2023 as compared to 2022. Relative to prior year, sales were $12.8 million lower to the towboat market (primarily to original equipment boat manufacturers) and $2.0 million lower to the engine builder market, partially offset by $1.2 million higher industrial sales and $.8 million higher sales to the center console boat market. Gross margin as a percentage of sales increased in 2023 compared to 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower supplies costs driven by lower volume, lower shipping costs and lower labor costs from reduced employee overtime due to lower sales volumes, partially offset by decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales decreased slightly in 2023 compared to 2022 primarily due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses from lower sales.

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

Outlook. In 2023, Security Products achieved record sales as a result of increased sales to the government security market, including a pilot project to a government security customer. Absent this project, Security Products sales would have declined compared to the prior year due to sluggish demand in many of the other markets Security Products serves. At Marine Components, the strong demand experienced in 2021 and 2022 carried into the first quarter of 2023 when the towboat market began experiencing softening demand that accelerated as the year progressed. Labor markets have become favorable in each of the regions we operate, and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. Our supply chains are stable and transportation and logistical delays are minimal. We have adjusted our labor force and production rates at our facilities to reflect the stability of our raw material supplies and near-term demand levels.

We expect Security Products sales in 2024 will be lower than 2023 as the sluggishness we observed across a variety of the markets Security Products served during 2023 will continue with customers expressing uncertainty regarding sustained consumer demand. We do not currently have additional orders with regard to the 2023 pilot project, and we have no knowledge of any future orders. After implementing aggressive price increases over the last several years to maintain operating margins, we believe our customers will accept only modest price increases in the current environment.  Overall, we expect Security Products gross margin will be comparable in 2024, although we expect operating income as a percentage of sales to decline due to our limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. We expect Marine Components net sales in 2024 to also be lower as compared to 2023 because we believe demand in the towboat market will further decline, and expected increases in sales to the industrial and center console boat markets will not fully offset reduced towboat demand. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our customers, have publicly announced reductions to production schedules for 2024. Overall, we expect Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales will similarly be lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. We ended the year with elevated inventory balances at our Marine Components segment as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of our raw materials with near term demand. We expect inventory balances to be in alignment with current demand by mid-year 2024.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. We have experienced global and domestic supply chain challenges, and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, the impact of economic conditions and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, the realization of deferred income tax assets, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to the considerations in the impairment assessments for goodwill and certain long-lived assets. We have discussed the development, selection and disclosure of our critical accounting estimates with the audit committee of our board of directors.

●	Goodwill – Our goodwill totaled $23.7 million at December 31, 2023, all relating to our Security Products reporting unit, which corresponds to our Security Products operating segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

In 2023, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 6 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $25.9 million at December 31, 2023. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2023 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization were comparable in each of 2023, 2022 and 2021. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $25.8 million in 2023 compared to $16.9 million in 2022. The $8.9 million increase in cash provided by operating activities was primarily the result of:

●	A higher amount of net cash provided by relative changes in inventories, receivables, payables and non-tax accruals of $7.8 million,
●	A $.5 million decrease in cash paid for taxes in 2023 due to the relative timing of tax payments, and

●	A $.5 million increase in interest received in 2023 due to higher interest rates and increased investment balances, partially offset by lower average loan balances on our loan to an affiliate.

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

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the total average days sales outstanding decreased from December 31, 2022 to December 31, 2023 and is primarily impacted by the timing of sales and collections in the last month of the year. For comparative purposes, we have provided 2021 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2021	2022	2023
Security Products	46 Days	45 Days	37 Days
Marine Components	30 Days	30 Days	31 Days
Consolidated CompX	42 Days	41 Days	36 Days

As shown below, our average number of days in inventory decreased from December 31, 2022 to December 31, 2023 primarily due to the decrease at Security Products due to the fulfillment and shipping of a significant order during the fourth quarter of 2023. Days in inventory for Marine Components increased due to lower sales and increased inventory balances as a result of prior orders of certain raw materials with longer lead times discussed in Outlook above. For comparative purposes, we have provided 2021 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2021	2022	2023
Security Products	95 Days	101 Days	77 Days
Marine Components	97 Days	95 Days	175 Days
Consolidated CompX	96 Days	99 Days	95 Days

Investing activities. Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure. Capital expenditures were $4.1 million in 2021, $3.7 million in 2022 and $1.1 million in 2023. Our 2021 and 2022 capital expenditures were higher as we accelerated the timeline for certain projects designed to increase capacity and improve our capabilities in response to strong customer demand. Beginning in the latter half of 2022 through 2023, we limited investments primarily to those expenditures required to meet our existing customer demand and to properly maintain our facilities and technology infrastructure. See Note 2 to our Consolidated Financial Statements.

We expect our capital expenditures for 2024 will be approximately $3.0 million primarily to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. Capital spending for 2024 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2025. Loans made to Valhi at any time under the agreement are at our discretion. Under the promissory note, Valhi repaid a net $10.8 million in 2021

($29.8 million of gross borrowings and $40.6 million of gross repayments), repaid a net $5.5 million in 2022 ($24.3 million of gross borrowings and $29.8 million of gross repayments) and repaid a net $2.6 million in 2023 ($27.9 million of gross borrowings and $30.5 million of gross repayments). See Note 10 to our Consolidated Financial Statements.

During 2022, we had gross purchases of U.S. treasury marketable securities aggregating $33.0 million. During 2023, we had gross purchases of U.S. treasury marketable securities aggregating $36.3 million and received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities. See Note 3 to our Consolidated Financial Statements.

Financing activities. Regular quarterly dividends paid totaled $9.9 million ($.80 per share, or $.20 per share per quarter) in 2021, and $12.4 million and $12.3 million ($1.00 per share, or $.25 per share per quarter) in 2022 and 2023, respectively. In addition, our board of directors declared a special dividend on our Class A common stock which totaled $21.5 million ($1.75 per share) that we paid on August 30, 2022. On February 28, 2024 our board of directors declared a first quarter 2024 dividend of $.30 per share, to be paid on March 19, 2024 to CompX stockholders of record as of March 11, 2024. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $76.7 million aggregate cash, cash equivalents and marketable securities at December 31, 2023 were held in the U.S.

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

Commitments and contingencies

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Note 11 to our Consolidated Financial Statements. Additionally, we have purchase obligations of $18.3 million ($17.5 million payable in 2024 and $.8 million payable in 2025/2026) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2023. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

Recent accounting pronouncements

See Note 13 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate and or investment in marketable debt securities. The outstanding principal amount of the note receivable from affiliate of $10.6 million at December 31, 2023 bears interest at prime plus 1.0% (9.5% at December 31, 2023). We received interest income of $1.2 million from the note during 2023. At December 31, 2023 we have $35.4 million invested in marketable debt securities at an average interest rate of approximately 4.7%.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2023 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

3.3

Amended and Restated Bylaws of Registrant, adopted by the Board of Directors November 1, 2023 – incorporated by reference to Exhibit 3.1 of the Registrant’s current Report on Form 8-K filed on November 1, 2023.

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

Item No.	Exhibit Item
10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2023 in the original principal amount of $25 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

97**	Policy for the Recovery of Erroneously Awarded Compensation.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: February 28, 2024	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	February 28, 2024
Loretta J. Feehan

/s/ Michael S. Simmons	Vice Chairman of the Board	February 28, 2024
Michael S. Simmons

/s/ Scott C. James	President, Chief Executive Officer and Director	February 28, 2024
Scott C. James	(Principal Executive Officer)

/s/ Amy A. Samford	Executive Vice President, Chief Financial Officer	February 28, 2024
Amy A. Samford	(Principal Financial Officer)

/s/ Amy E. Ruf	Vice President, Controller	February 28, 2024
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	February 28, 2024
Thomas E. Barry

/s/ Terri L. Herrington	Director	February 28, 2024
Terri L. Herrington

/s/ Ann Manix	Director	February 28, 2024
Ann Manix

/s/ Gina A. Norris	Director	February 28, 2024
Gina A. Norris

/s/ Mary A. Tidlund	Director	February 28, 2024
Mary A. Tidlund

CompX International Inc.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Security Products Reporting Unit

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $23.7 million as of December 31, 2023, all of which related to the Company’s Security Products reporting unit, which corresponds to its Security Products operating segment. As disclosed by management, management performs an annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Management first assesses qualitative factors to determine whether it is more likely than not the fair value of the Security Products reporting unit is less than its carrying value. When performing a qualitative assessment, considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit. Events and circumstances considered in management’s impairment evaluations include historical profits and stability of the markets served. In 2023, management used the qualitative assessment for the annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as management concluded it was more likely than not the fair value of the Security Products reporting unit exceeded its carrying amount.

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

February 28, 2024

We have served as the Company’s auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2022	2023

Current assets:
Cash and cash equivalents	$26,748	$41,393
Marketable securities	33,147	35,354
Accounts receivable, net	17,840	17,061
Inventories, net	31,290	30,712
Prepaid expenses and other	2,136	2,110
Total current assets	111,161	126,630

Other assets:
Note receivable from affiliate	13,200	10,600
Goodwill	23,742	23,742
Other noncurrent assets	590	769
Total other assets	37,532	35,111

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,239
Equipment	74,113	74,315
Construction in progress	722	676
	103,406	103,620
Less accumulated depreciation	74,712	77,757
Net property and equipment	28,694	25,863
Total assets	$177,387	$187,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,618	$15,745
Income taxes payable to affiliate	1,035	1,460
Total current liabilities	16,653	17,205

Noncurrent liabilities:
Deferred income taxes	2,230	1,509
Other	68	41
Total noncurrent liabilities	2,298	1,550

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value; 20,000,000 shares authorized 12,307,157 and 12,313,757 shares issued and outstanding	123	123
Additional paid-in capital	53,155	53,275
Retained earnings	105,175	115,457
Accumulated other comprehensive loss - unrealized loss on marketable securities	(17)	(6)
Total stockholders' equity	158,436	168,849
Total liabilities and stockholders’ equity	$177,387	$187,604

Commitments and Contingencies (Note 11)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years ended December 31,
	2021	2022	2023

Net sales	$140,815	$166,562	$161,287
Cost of sales	98,066	117,763	112,068
Gross margin	42,749	48,799	49,219
Selling, general and administrative expense	22,223	23,363	23,784
Operating income	20,526	25,436	25,435
Interest income	1,197	1,877	4,168
Income before income taxes	21,723	27,313	29,603
Income tax expense	5,155	6,442	7,010
Net income	16,568	20,871	22,593

Other comprehensive loss, marketable securities adjustment:
Unrealized net income (loss) arising during year	—	(17)	11
Comprehensive income	$16,568	$20,854	$22,604

Basic and diluted net income per common share	$1.34	$1.69	$1.84

Basic and diluted weighted average shares outstanding	12,411	12,340	12,311

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2022 and 2023

(In thousands, except per share data)

				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	(loss)	stock	equity
Balance at December 31, 2020	$124	$55,987	$111,545	$—	$—	$167,656

Net income	—	—	16,568	—	—	16,568
Cash dividends ($0.80 per share)	—	—	(9,929)	—	—	(9,929)
Issuance of common stock	—	104	—	—	—	104
Treasury stock:
Acquired	—	—	—	—	(1,311)	(1,311)
Retired	—	(1,311)	—	—	1,311	—

Balance at December 31, 2021	124	54,780	118,184	—	—	173,088

Net income	—	—	20,871	—	—	20,871
Cash dividends ($2.75 per share)	—	—	(33,880)	—	—	(33,880)
Issuance of common stock	—	118	—	—	—	118
Other comprehensive loss	—	—	—	(17)	—	(17)
Treasury stock:
Acquired	—	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	—	1,744	—

Balance at December 31, 2022	123	53,155	105,175	(17)	—	158,436

Net income	—	—	22,593	—	—	22,593
Cash dividends ($1.00 per share)	—	—	(12,311)	—	—	(12,311)
Issuance of common stock	—	120	—	—	—	120
Other comprehensive income	—	—	—	11	—	11

Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$—	$168,849

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2021	2022	2023

Cash flows from operating activities:
Net income	$16,568	$20,871	$22,593
Depreciation and amortization	3,839	3,977	3,973
Deferred income taxes	(321)	(688)	(720)
Noncash interest income	—	(128)	(1,872)
Other, net	269	341	391
Change in assets and liabilities:
Accounts receivable, net	(4,806)	(2,309)	764
Inventories, net	(7,479)	(5,832)	333
Accounts payable and accrued liabilities	2,547	943	104
Accounts with affiliates	854	(687)	425
Prepaids and other, net	(997)	403	(180)
Net cash provided by operating activities	10,474	16,891	25,811

Cash flows from investing activities:
Capital expenditures	(4,094)	(3,695)	(1,130)
Proceeds from sale of fixed assets, net	2	133	—
Marketable securities:
Purchases	—	(33,036)	(36,325)
Proceeds from maturities	—	—	36,000
Note receivable from affiliate:
Collections	40,600	29,800	30,500
Advances	(29,800)	(24,300)	(27,900)
Net cash provided by (used in) investing activities	6,708	(31,098)	1,145

Cash flows from financing activities:
Dividends paid	(9,929)	(33,880)	(12,311)
Treasury stock acquired	(1,311)	(1,744)	—
Net cash used in financing activities	(11,240)	(35,624)	(12,311)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	5,942	(49,831)	14,645
Balance at beginning of year	70,637	76,579	26,748
Balance at end of year	$76,579	$26,748	$41,393

Supplemental disclosures -
Cash paid for income taxes	$4,700	$7,817	$7,307

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 – Summary of significant accounting policies:

Organization. We (NYSE American: CIX) are approximately 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2023. We manufacture and sell component products (security products and recreational marine components). At December 31, 2023, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in the consolidated financial statements and accompanying notes is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2021, 2022 and 2023 are January 2, 2022, January 1, 2023 and December 31, 2023, respectively. Each of the years ending December 31, 2021, 2022 and 2023 consisted of 52 weeks.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees, as well as any gains and losses on property and equipment. We expense advertising and research and development costs as incurred. Advertising and research and development costs were not significant in 2021, 2022 or 2023.

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

Employee benefit plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense approximated $3.7 million in 2021 and $3.9 million in each of 2022 and 2023.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $4.7 million in 2021, $7.8 million in 2022 and $7.3 million in 2023.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. We did not have a reserve for uncertain tax positions in 2021, 2022 or 2023.

Note 2 – Business and geographic segments:

Our operating segments are defined as components of our operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance. At December 31, 2023, we had two reportable operating segments – Security Products and Marine Components.

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

Segment assets are comprised of all assets attributable to the reportable segments. Corporate assets are not attributable to the operating segments and consist primarily of cash, cash equivalents, marketable securities and note receivable from affiliate. For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer, and property and equipment are attributable to their physical location. Intersegment sales are not material.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Net sales:
Security Products	$105,124	$114,519	$121,182
Marine Components	35,691	52,043	40,105
Total net sales	$140,815	$166,562	$161,287

Operating income:
Security Products	$21,622	$22,744	$24,941
Marine Components	5,591	9,561	7,218
Corporate operating expenses	(6,687)	(6,869)	(6,724)
Total operating income	20,526	25,436	25,435
Interest income	1,197	1,877	4,168
Income before income taxes	$21,723	$27,313	$29,603

Depreciation and amortization:
Security Products	$2,890	$2,801	$2,748
Marine Components	940	1,167	1,217
Corporate	9	9	8
Total	$3,839	$3,977	$3,973

Capital expenditures:
Security Products	$1,044	$2,015	$970
Marine Components	3,050	1,680	160
Total	$4,094	$3,695	$1,130

Net sales point of destination:
United States	$129,160	$153,982	$155,092
Canada	8,061	9,227	3,153
Mexico	589	722	829
Other	3,005	2,631	2,213
Total	$140,815	$166,562	$161,287

	December 31,
	2021	2022	2023

	(In thousands)
Total assets:
Security Products	$78,193	$80,671	$78,519
Marine Components	18,167	26,372	24,619
Corporate	96,092	70,344	84,466
Total	$192,452	$177,387	$187,604

Net property and equipment for 2021, 2022 and 2023 is entirely located within the United States.

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

	(In thousands)
December 31, 2022:
Current assets	$33,147	$33,164	$(17)

December 31, 2023:
Current assets	$35,354	$35,359	$(5)

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

Note 4 – Accounts receivable, net:

	December 31,	December 31,
	2022	2023

	(In thousands)
Accounts receivable, net:
Security Products	$13,767	$14,950
Marine Components	4,143	2,181
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,840	$17,061

Note 5 – Inventories, net:

	December 31,	December 31,
	2022	2023

	(In thousands)
Raw materials:
Security Products	$4,172	$3,569
Marine Components	2,073	2,169
Total raw materials	6,245	5,738
Work-in-process:
Security Products	14,193	13,879
Marine Components	5,790	5,163
Total work-in-process	19,983	19,042
Finished goods:
Security Products	3,163	3,175
Marine Components	1,899	2,757
Total finished goods	5,062	5,932
Total inventories, net	$31,290	$30,712

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

In 2021, 2022 and 2023, our goodwill was reviewed for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill. As permitted by GAAP, during each of 2021, 2022 and 2023 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.

Our gross goodwill at December 31, 2023 is $33.6 million. Prior to 2021, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 7 – Accounts payable and accrued liabilities:

	December 31,	December 31,
	2022	2023

	(In thousands)
Accounts payable:
Security Products	$2,663	$2,514
Marine Components	874	634
Accrued liabilities:
Employee benefits	10,489	10,712
Deferred revenue	243	559
Insurance	255	289
Taxes other than on income	279	285
Advances from customers	298	267
Customer tooling	135	145
Other	382	340
Total accounts payable and accrued liabilities	$15,618	$15,745

Note 8 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Income tax expense:
Currently payable	$5,476	$7,130	$7,730
Deferred income tax benefit	(321)	(688)	(720)
Total	$5,155	$6,442	$7,010

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$4,562	$5,736	$6,217
State income taxes	692	827	786
Other, net	(99)	(121)	7
Total income tax expense	$5,155	$6,442	$7,010

Income taxes allocable to other comprehensive income (loss) related to marketable securities was nil in 2021 and insignificant in 2022 and 2023.

The components of the net deferred tax liability are summarized below.

	December 31,
	2022	2023

	(In thousands)
Tax effect of temporary differences related to:
Inventories	$369	$373
Property and equipment	(2,188)	(1,543)
Accrued liabilities and other deductible differences	51	43
Accrued employee benefits	1,262	1,343
Goodwill	(1,693)	(1,693)
Other taxable differences	(31)	(32)
Total deferred tax liability	$(2,230)	$(1,509)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our income tax returns prior to 2020 are generally considered closed to examination by applicable tax authorities.

Note 9 – Stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

Balance at December 31, 2020	12,451,157	—	12,451,157
Issued	4,500	—	4,500
Acquired	—	(75,000)	(75,000)
Retired	(75,000)	75,000	—
Balance at December 31, 2021	12,380,657	—	12,380,657
Issued	5,400	—	5,400
Acquired	—	(78,900)	(78,900)
Retired	(78,900)	78,900	—
Balance at December 31, 2022	12,307,157	—	12,307,157
Issued	6,600	—	6,600
Balance at December 31, 2023	12,313,757	—	12,313,757

Share repurchases and cancellations. Prior to 2021, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. During 2021, we purchased 75,000 shares of our Class A common stock (50,000 shares in the first quarter and 25,000 shares in the fourth quarter) in market transactions for approximately $1.3 million.  During the second quarter of 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. We cancelled these treasury shares and allocated their costs to common stock at par value and additional paid-in-capital. We made no treasury purchases during 2023. At December 31, 2023, 523,647 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. All of the Class A common shares we issued in 2021, 2022 and 2023 were issued under this plan. At December 31, 2023, 124,450 shares were available for award under this plan.

Dividends. We paid regular quarterly dividends of $0.20 per share during 2021 and $.25 per share during 2022 and 2023. Cash dividends in 2022 also include a $1.75 per share special dividend. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, prior to 2021, we entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2025. Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2022 and 2023, the outstanding principal balance receivable from Valhi under the promissory note was $13.2 million and $10.6 million, respectively. Interest income (including unused commitment fees) on our loan to Valhi was $1.2 million in 2021, $1.0 million in 2022 and $1.2 million in 2023.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate ISA fees annually and agreements renew quarterly. Fees pursuant to these agreements aggregated $3.4 million in each of 2021 and 2022 and $3.1 million in 2023.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2021, 2022 and 2023 we paid $2.9 million, $3.3 million and $3.4 million, respectively, under the group insurance program, which amounts principally represent insurance premiums, including $.9 million, $1.0 million and $1.1 million, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2024.

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

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. Our ten largest customers accounted for approximately 51% of sales in 2021 and 52% in 2022 and 2023. One customer of the Security Products segment accounted for 16% of consolidated sales in 2021, 14% in 2022, and 24% in 2023 (of which 11% relates to a pilot project). One customer of the Marine Components segment accounted for 12% of consolidated sales in 2022.

Note 12 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$26,748	$26,748	$41,393	$41,393
Accounts receivable, net	17,840	17,840	17,061	17,061
Accounts payable	3,537	3,537	3,148	3,148

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 13 – Recent Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (“CODM”) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements across all segments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and foreign tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.