Form 10-Q
period 2024-03-31
COMPX INTERNATIONAL INC
filed 2024-05-07
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of April 30, 2024, the registrant had 12,313,757 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$41,393	$51,866
Marketable securities	35,354	23,701
Accounts receivable, net	17,061	17,329
Inventories, net	30,712	27,543
Prepaid expenses and other	2,110	1,807
Total current assets	126,630	122,246

Other assets:
Note receivable from affiliate	10,600	9,800
Goodwill	23,742	23,742
Other noncurrent assets	769	747
Total other assets	35,111	34,289

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	74,650
Construction in progress	676	536
	103,620	103,838
Less accumulated depreciation	77,757	78,654
Net property and equipment	25,863	25,184
Total assets	$187,604	$181,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$15,745	$9,697
Income taxes payable to affiliate	1,460	1,725
Total current liabilities	17,205	11,422

Noncurrent liabilities:
Deferred income taxes	1,509	1,359
Other	41	34
Total noncurrent liabilities	1,550	1,393

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,275	53,275
Retained earnings	115,457	115,517
Accumulated other comprehensive loss - unrealized loss on marketable securities	(6)	(11)
Total stockholders' equity	168,849	168,904
Total liabilities and stockholders’ equity	$187,604	$181,719

Commitments and contingencies (Note 1)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Net sales	$41,151	$37,971
Cost of sales	28,447	28,304
Gross margin	12,704	9,667
Selling, general and administrative expense	5,664	5,952
Operating income	7,040	3,715
Interest income	947	1,224
Income before income taxes	7,987	4,939
Provision for income taxes	1,919	1,185
Net income	$6,068	$3,754

Other comprehensive loss, marketable securities adjustment:
Unrealized loss arising during year, net	(30)	(5)
Comprehensive income	$6,038	$3,749

Basic and diluted net income per common share	$.49	$.31

Basic and diluted weighted average shares outstanding	12,307	12,314

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31, 2023 and 2024 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$158,436
Net income	—	—	6,068	—	6,068
Cash dividends ($.25 per share)	—	—	(3,077)	—	(3,077)
Other comprehensive loss	—	—	—	(30)	(30)
Balance at March 31, 2023	$123	$53,155	$108,166	$(47)	$161,397

Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$168,849
Net income	—	—	3,754	—	3,754
Cash dividends ($.30 per share)	—	—	(3,694)	—	(3,694)
Other comprehensive loss	—	—	—	(5)	(5)
Balance at March 31, 2024	$123	$53,275	$115,517	$(11)	$168,904

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income	$6,068	$3,754
Depreciation and amortization	1,010	926
Deferred income taxes	(250)	(151)
Noncash interest income	(380)	(351)
Other, net	44	58
Change in assets and liabilities:
Accounts receivable, net	(842)	(264)
Inventories, net	1,012	3,107
Accounts payable and accrued liabilities	(4,543)	(5,990)
Accounts with affiliates	998	265
Prepaids and other, net	(52)	318
Net cash provided by operating activities	3,065	1,672

Cash flows from investing activities:
Capital expenditures	(270)	(305)
Marketable securities:
Purchases	(13,479)	—
Proceeds from maturities	4,000	12,000
Note receivable from affiliate:
Collections	7,800	6,000
Advances	(6,800)	(5,200)
Net cash provided by (used in) investing activities	(8,749)	12,495

Cash flows from financing activities:
Dividends paid	(3,077)	(3,694)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(8,761)	10,473
Balance at beginning of period	26,748	41,393
Balance at end of period	$17,987	$51,866

Supplemental disclosures -
Cash paid for income taxes	$1,171	$1,071

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2024. At March 31, 2024, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2023, December 31, 2023 and March 31, 2024. The actual dates of our annual and quarterly periods are April 2, 2023, December 31, 2023 and March 31, 2024, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended
	March 31,
	2023	2024

	(In thousands)
Net sales:
Security Products	$27,342	$29,887
Marine Components	13,809	8,084
Total net sales	$41,151	$37,971

Operating income:
Security Products	$5,379	$5,450
Marine Components	3,317	34
Corporate operating expenses	(1,656)	(1,769)
Total operating income	7,040	3,715
Interest income	947	1,224
Income before income taxes	$7,987	$4,939

Intersegment sales are not material.

n

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

	(In thousands)
December 31, 2023:
Current assets	$35,354	$35,359	$(5)

March 31, 2024:
Current assets	$23,701	$23,712	$(11)

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

Note 4 – Accounts receivable, net:

	December 31,	March 31,
	2023	2024

	(In thousands)
Accounts receivable, net:
Security Products	$14,950	$14,293
Marine Components	2,181	3,106
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,061	$17,329

Note 5 – Inventories, net:

	December 31,	March 31,
	2023	2024

	(In thousands)
Raw materials:
Security Products	$3,569	$3,352
Marine Components	2,169	1,634
Total raw materials	5,738	4,986
Work-in-process:
Security Products	13,879	12,969
Marine Components	5,163	4,746
Total work-in-process	19,042	17,715
Finished goods:
Security Products	3,175	2,712
Marine Components	2,757	2,130
Total finished goods	5,932	4,842
Total inventories, net	$30,712	$27,543

Note 6 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2023	2024

	(In thousands)
Accounts payable:
Security Products	$2,514	$2,358
Marine Components	634	643
Corporate	—	73
Accrued liabilities:
Employee benefits	10,712	4,819
Taxes other than on income	285	453
Insurance	289	269
Deferred revenue	559	104
Customer tooling	145	254
Advances from customers	267	162
Other	340	562
Total accounts payable and accrued liabilities	$15,745	$9,697

Note 7 – Provision for income taxes:

	Three months ended
	March 31,
	2023	2024

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,677	$1,037
State income taxes	240	145
Other, net	2	3
Total provision for income taxes	$1,919	$1,185

Comprehensive provision for income taxes allocable to:
Net income	$1,919	$1,185
Other comprehensive loss - marketable securities	(13)	(1)
Total	$1,906	$1,184

Note 8 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		March 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In thousands)
Cash and cash equivalents	$41,393	$41,393	$51,866	$51,866
Accounts receivable, net	17,061	17,061	17,329	17,329
Accounts payable	3,148	3,148	3,074	3,074

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2025. Loans made to Valhi at any time under the agreement are at our discretion. At March 31, 2024, the outstanding principal balance receivable from Valhi under the promissory note was $9.8 million. Interest income (including unused commitment fees) on our loan to Valhi was $.3 million for each of the three months ended March 31, 2023 and 2024, respectively.

Note 10 – Recent Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (“CODM”) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation of resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements across all segments.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future demand for our products,
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new products and product features,
●	Future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	Government laws and regulations and possible changes therein, including new environmental, health, safety, sustainability or other regulations,
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises),

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Operating Income Overview

In the first quarter of 2024 operating income decreased to $3.7 million compared to $7.0 million in the first quarter of 2023. The decrease in operating income in the first quarter of 2024 compared to 2023 is primarily due to lower Marine Components sales and gross margin.

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

Results of Operations

	Three months ended
	March 31,
	2023	%	2024	%

	(Dollars in thousands)
Net sales	$41,151	100.0%	$37,971	100.0%
Cost of sales	28,447	69.1	28,304	74.5
Gross margin	12,704	30.9	9,667	25.5
Operating costs and expenses	5,664	13.8	5,952	15.7
Operating income	$7,040	17.1%	$3,715	9.8%

Net sales. Net sales decreased $3.2 million in the first quarter of 2024 compared to the same period in 2023 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales to the government security market. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased 5.4% in the first quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the first quarter of 2024 compared to the same period in 2023 primarily due to lower gross margin percentages at both Marine Components and Security Products. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2024 increased $.3 million compared to the same period in 2023 primarily due to higher employee salaries and benefits at Security Products. Operating costs and expenses as a percentage of net sales increased for the first quarter of 2024 due to the increased operating costs and expenses mentioned above and decreased coverage of operating costs and expenses as a result of lower sales.

Operating income. As a percentage of net sales, operating income for the first quarter of 2024 decreased compared to the same period of 2023 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income increased $.3 million in the first quarter of 2024 compared to the same period in 2023 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on the revolving promissory note receivable from Valhi. See Notes 3 and 9 to our Condensed Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

The key performance indicator for our segments is operating income.

	Three months ended
	March 31,		%
	2023	2024	Change

	(Dollars in thousands)
Security Products:
Net sales	$27,342	$29,887	9%
Cost of sales	18,875	21,115	12
Gross margin	8,467	8,772	4
Operating costs and expenses	3,088	3,322	8
Operating income	$5,379	$5,450	1

Gross margin	31.0%	29.4%
Operating income margin	19.7	18.2

Security Products. Security Products net sales increased 9% in the first quarter of 2024 compared to the same period last year primarily due to $1.8 million higher sales to the government security market. Gross margin as a percentage of net sales decreased for the first quarter of 2024 compared to the same period in 2023 primarily due to the relative changes in fixed costs allocated to cost of sales during the quarter. Additionally, a less favorable customer and product mix in the first quarter of 2024 negatively impacted gross margin as a percentage of net sales over the comparable period. Operating income as a percentage of net sales decreased in the first quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin, as well as increased operating costs and expenses, including higher employee salaries and benefits of $.2 million.

	Three months ended
	March 31,		%
	2023	2024	Change

	(Dollars in thousands)
Marine Components:
Net sales	$13,809	$8,084	(41)%
Cost of sales	9,572	7,189	(25)
Gross margin	4,237	895	(79)
Operating costs and expenses	920	861	(6)
Operating income	$3,317	$34	(99)

Gross margin	30.7%	11.1%
Operating income margin	24.0	.4

Marine Components. Marine Components net sales decreased 41% in the first quarter of 2024 compared to the same period last year primarily due to the decline in sales to the towboat market. Relative to the first quarter of 2023, sales were $4.3 million lower to the towboat market, $.7 million lower to the industrial market, $.3 million lower to the engine builder market and $.3 million lower to distributors. Gross margin as a percentage of net sales decreased in the first quarter of 2024 compared to the same period last year primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024. Marine Components inventory produced during the fourth quarter of 2023 had a higher carrying value due to higher production cost per unit as a result of lower production volumes. Additionally, gross margin and operating income margin were unfavorably impacted by decreased coverage of production costs, operating costs and expenses on lower sales.

Outlook. In the first quarter of 2024, Security Products benefitted from increased sales of mechanical locks to the government security market while the other markets we serve were relatively flat compared to the same period of 2023. At Marine Components, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. We are focused on aligning our resources with current demand levels, and particularly at Marine Components, we are adjusting inventory levels, operating expenses and labor resources to align with current demand while also preserving our ability to respond quickly when demand increases. Generally, raw material prices have stabilized, our supply chains are stable and transportation and logistical delays are minimal. We have adjusted our order patterns in response to the stability of our raw material supplies.

We expect Security Products sales in 2024 will be lower than 2023 as the sluggishness we have experienced across a variety of the markets Security Products serves has continued through the first quarter of 2024 with customers continuing to express uncertainty regarding sustained consumer demand levels. In addition, we do not expect 2024 sales to benefit from the pilot project to a government security customer we completed largely in the fourth quarter of 2023. After implementing aggressive price increases over the last several years to maintain operating margins, we expect only modest price increases in 2024. Overall, we expect Security Products gross margin will be comparable to 2023, although we expect operating income as a percentage of sales to decline due to our limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. We expect Marine Components net sales for the full year of 2024 to be lower as compared to 2023 because we believe demand in the towboat market will further decline. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our customers, have publicly announced reduced production schedules for 2024. Overall, we expect Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales will similarly be lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. We ended 2023 with elevated inventory balances at our Marine Components segment as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of our raw materials with near term demand. We made significant progress in aligning our Marine Components inventory balances with current demand in the first quarter of 2024 and expect this alignment to be complete by mid-year 2024.

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

Our net cash provided by operating activities for the first three months of 2024 decreased by $1.4 million as compared to the first three months of 2023.  The decrease in net cash provided is primarily due to the net effects of:

●	A $3.3 million decrease in operating income in 2024,
●	A $1.6 million decrease in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2024, and
●	A $.3 million increase in interest received in 2024 due to higher interest rates and increased investment balances, partially offset by lower average balances on our loan to an affiliate.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2023 to March 31, 2024 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2022 and March 31, 2023 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2022	2023	2023	2024
Security Products	45 Days	44 Days	37 Days	43 Days
Marine Components	30 Days	36 Days	31 Days	35 Days
Consolidated CompX	41 Days	41 Days	36 Days	42 Days

Our average number of days in inventory decreased from December 31, 2023 to March 31, 2024 primarily due to the decrease at Marine Components as a result of higher sales in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased inventory balances as a result of a planned reduction of certain raw materials with previously longer lead times as discussed in Outlook above. For comparative purposes, we have provided December 31, 2022 and March 31, 2023 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2022	2023	2023	2024
Security Products	101 Days	102 Days	77 Days	82 Days
Marine Components	95 Days	87 Days	175 Days	108 Days
Consolidated CompX	99 Days	97 Days	95 Days	89 Days

Investing activities. Our capital expenditures were $.3 million in each of the first three months of 2024 and 2023, respectively. During the first three months of 2024, Valhi repaid a net $.8 million under the promissory note ($5.2 million of gross borrowings and $6.0 million of gross repayments). During the first three months of 2023, Valhi repaid a net $1.0 million under the promissory note ($6.8 million of gross borrowings and $7.8 million of gross repayments). See Note 9 to our Condensed Consolidated Financial Statements.

During the first three months of 2024, we received gross proceeds totaling $12.0 million related to U.S. treasury bill maturities. During the first three months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $13.5 million and received gross proceeds totaling $4.0 million related to U.S. treasury bill maturities. See Note 3 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of quarterly cash dividends. In February 2024, our board of directors increased our regular quarterly dividend from $.25 per share to $.30 per share beginning in the first quarter of 2024. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $75.6 million aggregate cash, cash equivalents and marketable securities at March 31, 2024 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at March 31, 2024 totaled $.4 million. We expect our capital expenditures for 2024 will be approximately $2.8 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At March 31, 2024, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies. There have been no material changes in our contractual obligations since we filed our 2023 Annual Report and we refer you to that report for a complete description of these commitments.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2024 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2023 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report. See also Note 8 to our Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy

A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1A.Risk Factors.

Reference is made to the 2023 Annual Report for a discussion of risk factors related to our businesses.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 7, 2024	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller