Form 10-Q
period 2024-06-30
COMPX INTERNATIONAL INC
filed 2024-08-06
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of July 30, 2024, the registrant had 12,318,557 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$41,393	$70,172
Marketable securities	35,354	11,934
Accounts receivable, net	17,061	15,435
Inventories, net	30,712	27,363
Prepaid expenses and other	2,110	1,768
Total current assets	126,630	126,672

Other assets:
Note receivable from affiliate	10,600	9,200
Goodwill	23,742	23,742
Other noncurrent assets	769	723
Total other assets	35,111	33,665

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	74,651
Construction in progress	676	770
	103,620	104,073
Less accumulated depreciation	77,757	79,336
Net property and equipment	25,863	24,737
Total assets	$187,604	$185,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$15,745	$13,164
Income taxes payable to affiliate	1,460	560
Total current liabilities	17,205	13,724

Noncurrent liabilities:
Deferred income taxes	1,509	1,141
Other	41	26
Total noncurrent liabilities	1,550	1,167

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,275	53,396
Retained earnings	115,457	116,665
Accumulated other comprehensive loss - unrealized loss on marketable securities	(6)	(1)
Total stockholders' equity	168,849	170,183
Total liabilities and stockholders’ equity	$187,604	$185,074

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Net sales	$36,616	$35,887	$77,767	$73,858
Cost of sales	26,343	24,722	54,790	53,026
Gross margin	10,273	11,165	22,977	20,832
Selling, general and administrative expense	5,906	6,084	11,570	12,036
Operating income	4,367	5,081	11,407	8,796
Interest income	992	1,295	1,939	2,519
Income before income taxes	5,359	6,376	13,346	11,315
Provision for income taxes	1,287	1,532	3,206	2,717
Net income	$4,072	$4,844	$10,140	$8,598

Other comprehensive income (loss), marketable securities adjustment:
Unrealized income (loss) arising during year, net	(72)	10	(102)	5
Comprehensive income	$4,000	$4,854	$10,038	$8,603

Basic and diluted net income per common share	$.33	$.39	$.82	$.70

Basic and diluted weighted average shares outstanding	12,310	12,316	12,309	12,315

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at March 31, 2023	$123	$53,155	$108,166	$(47)	$161,397
Net income	—	—	4,072	—	4,072
Issuance of common stock	—	120	—	—	120
Cash dividends ($.25 per share)	—	—	(3,078)	—	(3,078)
Other comprehensive loss	—	—	—	(72)	(72)
Balance at June 30, 2023	$123	$53,275	$109,160	$(119)	$162,439

Balance at March 31, 2024	$123	$53,275	$115,517	$(11)	$168,904
Net income	—	—	4,844	—	4,844
Issuance of common stock	—	121	—	—	121
Cash dividends ($.30 per share)	—	—	(3,696)	—	(3,696)
Other comprehensive income	—	—	—	10	10
Balance at June 30, 2024	$123	$53,396	$116,665	$(1)	$170,183

	Six months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$158,436
Net income	—	—	10,140	—	10,140
Issuance of common stock	—	120	—	—	120
Cash dividends ($.50 per share)	—	—	(6,155)	—	(6,155)
Other comprehensive loss	—	—	—	(102)	(102)
Balance at June 30, 2023	$123	$53,275	$109,160	$(119)	$162,439

Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$168,849
Net income	—	—	8,598	—	8,598
Issuance of common stock	—	121	—	—	121
Cash dividends ($.60 per share)	—	—	(7,390)	—	(7,390)
Other comprehensive income	—	—	—	5	5
Balance at June 30, 2024	$123	$53,396	$116,665	$(1)	$170,183

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income	$10,140	$8,598
Depreciation and amortization	2,009	1,846
Deferred income taxes	(421)	(370)
Noncash interest income	(855)	(574)
Other, net	232	267
Change in assets and liabilities:
Accounts receivable, net	2,794	1,628
Inventories, net	(2,585)	3,201
Accounts payable and accrued liabilities	(1,619)	(2,586)
Accounts with affiliates	(208)	(900)
Prepaids and other, net	281	389
Net cash provided by operating activities	9,768	11,499

Cash flows from investing activities:
Capital expenditures	(478)	(730)
Marketable securities:
Purchases	(24,925)	—
Proceeds from maturities	12,000	24,000
Note receivable from affiliate:
Collections	14,700	13,400
Advances	(13,700)	(12,000)
Net cash provided by (used in) investing activities	(12,403)	24,670

Cash flows from financing activities -
Dividends paid	(6,155)	(7,390)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(8,790)	28,779
Balance at beginning of period	26,748	41,393
Balance at end of period	$17,958	$70,172

Supplemental disclosures -
Cash paid for income taxes	$3,847	$4,006

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2024. At June 30, 2024, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

On August 6, 2024 our board of directors declared a special cash dividend of $2.00 per share on our Class A common stock payable on August 28, 2024 to stockholders of record at the close of business on August 19, 2024.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2023, December 31, 2023 and June 30, 2024. The actual dates of our annual and quarterly periods are July 2, 2023, December 31, 2023 and June 30, 2024, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In thousands)
Net sales:
Security Products	$25,672	$28,213	$53,014	$58,100
Marine Components	10,944	7,674	24,753	15,758
Total net sales	$36,616	$35,887	$77,767	$73,858

Operating income:
Security Products	$4,134	$5,442	$9,513	$10,892
Marine Components	1,943	1,387	5,260	1,421
Corporate operating expenses	(1,710)	(1,748)	(3,366)	(3,517)
Total operating income	4,367	5,081	11,407	8,796
Interest income	992	1,295	1,939	2,519
Income before income taxes	$5,359	$6,376	$13,346	$11,315

Intersegment sales are not material.

n

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

	(In thousands)
December 31, 2023:
Current assets	$35,354	$35,359	$(5)

June 30, 2024:
Current assets	$11,934	$11,935	$(1)

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

Note 4 – Accounts receivable, net:

	December 31,	June 30,
	2023	2024

	(In thousands)
Accounts receivable, net:
Security Products	$14,950	$12,596
Marine Components	2,181	2,909
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,061	$15,435

Note 5 – Inventories, net:

	December 31,	June 30,
	2023	2024

	(In thousands)
Raw materials:
Security Products	$3,569	$3,658
Marine Components	2,169	1,596
Total raw materials	5,738	5,254
Work-in-process:
Security Products	13,879	12,213
Marine Components	5,163	4,858
Total work-in-process	19,042	17,071
Finished goods:
Security Products	3,175	2,825
Marine Components	2,757	2,213
Total finished goods	5,932	5,038
Total inventories, net	$30,712	$27,363

Note 6 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2023	2024

	(In thousands)
Accounts payable:
Security Products	$2,514	$3,103
Marine Components	634	680
Corporate	—	8
Accrued liabilities:
Employee benefits	10,712	6,862
Deferred revenue	559	461
Insurance	289	334
Taxes other than on income	285	344
Advances from customers	267	133
Customer tooling	145	347
Professional services	—	533
Other	340	359
Total accounts payable and accrued liabilities	$15,745	$13,164

Note 7 – Provision for income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,126	$1,339	$2,803	$2,376
State income taxes	161	188	401	333
Other, net	—	5	2	8
Total provision for income taxes	$1,287	$1,532	$3,206	$2,717

Comprehensive provision for income taxes allocable to:
Net income	$1,287	$1,532	$3,206	$2,717
Other comprehensive income (loss) - marketable securities	(18)	1	(31)	—
Total	$1,269	$1,533	$3,175	$2,717

Note 8 – Commitments and contingencies:

From time to time, we may be involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote. We have not accrued any amounts for litigation matters because it is not reasonably possible we have incurred a loss that would be material to our consolidated financial statements, results of operations or liquidity.

Note 9 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		June 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$41,393	$41,393	$70,172	$70,172

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2025. Loans made to Valhi at any time under the agreement are at our discretion. At June 30, 2024, the outstanding principal balance receivable from Valhi under the promissory note was $9.2 million. Interest income (including unused commitment fees) on our loan to Valhi was $.6 million and $.5 million for the six months ended June 30, 2023 and 2024, respectively.

Note 11 – Recent Accounting Pronouncements:

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future demand for our products,
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
●	Price and product competition from low-cost manufacturing sources (such as China),
●	The impact of pricing and production decisions,
●	Customer and competitor strategies including substitute products,
●	Uncertainties associated with the development of new products and product features,
●	Pending or possible future litigation,
●	Our ability to protect or defend our intellectual property rights,
●	Potential difficulties in integrating future acquisitions,
●	Decisions to sell operating assets other than in the ordinary course of business,
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform,
●	Government laws and regulations and possible changes therein, including new environmental, health and safety, sustainability or other regulations,
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises),

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

Should one or more of these risks materialize or if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Operating Income Overview

Operating income in the second quarter of 2024 was $5.1 million compared to $4.4 million in the second quarter of 2023. The increase in operating income in the second quarter of 2024 compared to 2023 is due to higher Security Products sales and gross margin which more than offset lower Marine Components sales and gross margin. Operating income for the first six months of 2024 was $8.8 million compared to $11.4 million in the first six months of 2023. The decrease in operating income in the first six months of 2024 compared to 2023 is primarily due to lower Marine Components sales and gross margin partially offset by higher Security Products sales and higher Security Products gross margin in the second quarter of 2024 compared to the second quarter of 2023.

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

Results of Operations

	Three months ended
	June 30,
	2023	%	2024	%

	(Dollars in thousands)
Net sales	$36,616	100.0%	$35,887	100.0%
Cost of sales	26,343	71.9	24,722	68.9
Gross margin	10,273	28.1	11,165	31.1
Operating costs and expenses	5,906	16.1	6,084	17.0
Operating income	$4,367	12.0%	$5,081	14.1%

	Six months ended
	June 30,
	2023	%	2024	%

	(Dollars in thousands)
Net sales	$77,767	100.0%	$73,858	100.0%
Cost of sales	54,790	70.5	53,026	71.8
Gross margin	22,977	29.5	20,832	28.2
Operating costs and expenses	11,570	14.8	12,036	16.3
Operating income	$11,407	14.7%	$8,796	11.9%

Net sales. Net sales decreased $.7 million and $3.9 million in the second quarter and for the first six months of 2024, respectively, compared to the same periods in 2023 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales to the government security market. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales improved 3.0% in the second quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2024 compared to the same period in 2023 primarily due to higher Security Products gross margin percentage and, to a lesser extent, higher gross margin percentage at Marine Components. Cost of sales as a percentage of sales increased 1.3% for the first six months of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales declined over the same period. The decline in gross margin percentage for the six-month comparative period is primarily due to lower gross margin percentage at Marine Components, particularly in the first quarter of 2024, partially offset by higher gross margin percentage at Security Products in the second quarter of 2024. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter and for the first six months of 2024 increased $.2 million and $.5 million, respectively, compared to the same periods in 2023 primarily due to higher employee salaries and benefits at Security Products. Operating costs and expenses as a percentage of net sales increased for the second quarter and for the first six months of 2024 due to the increased operating costs and expenses mentioned above and decreased coverage of operating costs and expenses as a result of lower sales.

Operating income. As a percentage of net sales, operating income for the second quarter and the first six months of 2024 compared to the same periods of 2023 was primarily impacted by the factors affecting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income increased $.3 million and $.6 million in the second quarter and for the first six months of 2024, respectively, compared to the same periods in 2023 primarily due to higher average interest rates and higher average investment balances, somewhat offset by lower average balances on the revolving promissory note receivable from Valhi. See Notes 3 and 10 to our Condensed Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2023	2024	Change	2023	2024	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$25,672	$28,213	10%	$53,014	$58,100	10%
Cost of sales	18,253	19,261	6	37,128	40,376	9
Gross margin	7,419	8,952	21	15,886	17,724	12
Operating costs and expenses	3,285	3,510	7	6,373	6,832	7
Operating income	$4,134	$5,442	32	$9,513	$10,892	14

Gross margin	28.9%	31.7%		30.0%	30.5%
Operating income margin	16.1	19.3		17.9	18.7

Security Products. Security Products net sales increased 10% in each of the second quarter and first six months of 2024 compared to the same periods in 2023. Relative to prior year, the increase in second quarter sales was primarily due to $2.8 million higher sales to the government security market partially offset by $.4 million lower sales to distributors.

Relative to prior year, the increase in sales for the first six months was primarily due to $4.6 million higher sales to the government security market partially offset by $.5 million lower sales to distributors.

Gross margin and operating income as a percentage of net sales for the second quarter and the first six months of 2024 increased as compared to the same periods in 2023 primarily due to effects of higher sales and increased coverage of fixed costs and operating costs and expenses as a result of higher sales, partially offset by a less favorable customer and product mix and increased operating costs and expenses related to higher employee salaries and benefits.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2023	2024	Change	2023	2024	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$10,944	$7,674	(30)%	$24,753	$15,758	(36)%
Cost of sales	8,090	5,461	(32)	17,662	12,650	(28)
Gross margin	2,854	2,213	(22)	7,091	3,108	(56)
Operating costs and expenses	911	826	(9)	1,831	1,687	(8)
Operating income	$1,943	$1,387	(29)	$5,260	$1,421	(73)

Gross margin	26.1%	28.8%		28.6%	19.7%
Operating income margin	17.8	18.1		21.2	9.0

Marine Components. Marine Components net sales decreased 30% in the second quarter of 2024 compared to the same period in 2023. Relative to prior year, the decrease in second quarter sales was primarily due to $3.1 million lower sales to the towboat market. Marine Components net sales decreased 36% in the first six months of 2024 compared to the same period in 2023. Relative to prior year, the decrease in sales for the first six months was primarily due to $7.4 million lower sales to the towboat market, $.6 million lower sales to each of the engine builder and industrial markets, and $.5 million lower sales to distributors.

Gross margin and operating income as a percentage of net sales improved in the second quarter of 2024 compared to the same period in 2023. Gross margin as a percentage of net sales increased primarily due to a favorable customer and product mix, partially offset by decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales increased in the second quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as slightly reduced operating costs and expenses, including lower employee salaries and benefits of approximately $.1 million, partially offset by decreased coverage of operating costs and expenses on lower sales. For the first six months of 2024, gross margin as a percentage of net sales declined compared to the same period in 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix in the second quarter of 2024. Operating income as a percentage of net sales decreased in the first six months of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee salaries and benefits of $.1 million.

Outlook. In the first six months of 2024, Security Products benefitted from a general increase in sales across many markets and particularly increased sales of mechanical locks to the government security market; however some of the overall demand improvement was offset by lower demand from distributors as noted above. At Marine Components, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. We are focused on aligning our resources with current demand levels, and particularly at Marine Components, we are adjusting inventory levels, operating expenses and labor resources to align with current demand while also preserving our ability to respond quickly when demand increases. Generally, raw material prices have stabilized, our supply chains are stable and transportation and logistical delays are minimal. We have adjusted our order patterns in response to the stability of our raw material supplies.

We expect Security Products, net sales in 2024 to be lower than 2023 as the increase in demand experienced in the first half of 2024 is expected to be more than offset by lower comparative government security sales in the second half of the year as sales from the 2023 pilot project will not repeat. Additionally, we are unsure if current demand levels across the variety of the markets Security Products serves are sustainable as our customers continue to express uncertainty regarding consumer demand levels. Overall, we expect Security Products gross margin will be comparable to 2023, although we expect operating income as a percentage of sales to decline due to our limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. We expect Marine Components net sales for the full year of 2024 will be lower as compared to 2023 because we believe demand in the towboat market will further decline. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our customers, have publicly announced further reductions to their 2024 production schedules. Overall, we expect Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales to be similarly lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. We ended 2023 with elevated inventory balances at our Marine Components segment as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of our raw materials with near term demand. We made significant progress in aligning our Marine Components inventory balances with current demand in the first half of 2024 and expect this alignment to continue over the remainder of 2024.

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

Our net cash provided by operating activities for the first six months of 2024 increased by $1.7 million as compared to the first six months of 2023.  The increase in net cash provided is primarily due to the net effects of:

●	A $3.8 million increase in the amount of net cash provided by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2024;
●	A $2.6 million decrease in operating income in 2024;
●	A $.7 million increase in interest received in 2024 due to higher interest rates and increased investment balances, partially offset by lower average balances on our loan to an affiliate; and
●	A $.2 million increase in cash paid for taxes in 2024 due to the relative timing of payments.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2023 to June 30, 2024 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2022 and June 30, 2023 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2022	2023	2023	2024
Security Products	45 Days	40 Days	37 Days	40 Days
Marine Components	30 Days	30 Days	31 Days	34 Days
Consolidated CompX	41 Days	37 Days	36 Days	39 Days

Our average number of days in inventory increased from December 31, 2023 to June 30, 2024 primarily due to the increase at Security Products somewhat offset by the decline at Marine Components. Security Products days in inventory at December 31, 2023 is lower than usual due to the fulfillment and shipping of a significant order during the fourth quarter of 2023 and June 30, 2024 is more favorable to June 30, 2023 balances due to planned inventory reductions.

The average number of days in inventory for Marine Components declined from December 31, 2023 to June 30, 2024 as a result of planned inventory reductions. For comparative purposes, we have provided December 31, 2022 and June 30, 2023 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2022	2023	2023	2024
Security Products	101 Days	119 Days	77 Days	88 Days
Marine Components	95 Days	111 Days	175 Days	144 Days
Consolidated CompX	99 Days	117 Days	95 Days	101 Days

Investing activities. Our capital expenditures were $.7 million and $.5 million in the first six months of 2024 and 2023, respectively. During the first six months of 2024, Valhi repaid a net $1.4 million under the promissory note ($12.0 million of gross borrowings and $13.4 million of gross repayments). During the first six months of 2023, Valhi repaid a net $1.0 million under the promissory note ($13.7 million of gross borrowings and $14.7 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

During the first six months of 2024, we received gross proceeds totaling $24.0 million related to U.S. treasury bill maturities. During the first six months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $24.9 million and received gross proceeds totaling $12.0 million related to U.S. treasury bill maturities. See Note 3 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of quarterly cash dividends. In February 2024, our board of directors increased our regular quarterly dividend from $.25 per share to $.30 per share beginning in the first quarter of 2024. During the first six months of 2024 and 2023, we paid aggregate quarterly dividends to CompX stockholders of $7.4 million and $6.2 million, respectively. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay. In this regard, in August 2024, our board of directors declared a special dividend of $2.00 per share on our Class A common stock, par value $.01 per share.  The special dividend is payable on August 28, 2024 to stockholders of record at the close of business on August 19, 2024.

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

All of our $82.1 million aggregate cash, cash equivalents and marketable securities at June 30, 2024 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2024 totaled $.6 million. We expect our capital expenditures for 2024 will be approximately $2.2 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At June 30, 2024, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2023 Annual Report, or in Note 8 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.

Recent accounting pronouncements –

See Note 11 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2024 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2023 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report. See also Note 9 to our Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1.Legal Proceedings

In addition to the matter discussed below, refer to Note 8 to our Condensed Consolidated Financial Statements and our 2023 Annual Report for descriptions of certain legal proceedings.

In June 2024, we were served in City of Columbia d/b/a Columbia Water v. 3M Company, Inc., et al. (Court of Common Pleas, Richland County, South Carolina, No. 2024-CP-40-03392). This is a lawsuit brought by a municipal water agency against the manufacturers of perfluoroalkyl and polyfluoroalkyl substances (known as “PFAS”), as well as dozens of companies that allegedly used PFAS-containing products in their manufacturing processes. The water agency asserts that it must incur costs to remove PFAS from its water supply. The complaint alleges that CompX used products containing PFAS in its manufacturing facility in Mauldin, South Carolina, and that at least some PFAS attributable to CompX operations has traveled more than 90 miles to plaintiff’s water treatment facility in Columbia, South Carolina. Plaintiff does not allege that CompX has failed to comply with, or has violated, any regulation, permit or statute.  Plaintiff instead asserts claims under common law theories of negligence, nuisance and trespass. We intend to deny liability and will defend vigorously against all claims.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 6, 2024	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller