Form 10-Q
period 2024-09-30
COMPX INTERNATIONAL INC
filed 2024-11-06
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 1, 2024, the registrant had 12,318,557 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$41,393	$58,788
Marketable securities	35,354	—
Accounts receivable, net	17,061	14,458
Inventories, net	30,712	28,008
Prepaid expenses and other	2,110	2,245
Total current assets	126,630	103,499

Other assets:
Note receivable from affiliate	10,600	7,900
Goodwill	23,742	23,742
Other noncurrent assets	769	704
Total other assets	35,111	32,346

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	75,334
Construction in progress	676	527
	103,620	104,513
Less accumulated depreciation	77,757	80,252
Net property and equipment	25,863	24,261
Total assets	$187,604	$160,106

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$15,745	$13,074
Income taxes payable to affiliate	1,460	694
Total current liabilities	17,205	13,768

Noncurrent liabilities:
Deferred income taxes	1,509	972
Other	41	36
Total noncurrent liabilities	1,550	1,008

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,275	53,396
Retained earnings	115,457	91,811
Accumulated other comprehensive loss - unrealized loss on marketable securities	(6)	—
Total stockholders' equity	168,849	145,330
Total liabilities and stockholders’ equity	$187,604	$160,106

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Net sales	$40,355	$33,667	$118,122	$107,525
Cost of sales	27,736	24,199	82,526	77,225
Gross margin	12,619	9,468	35,596	30,300
Selling, general and administrative expense	6,074	6,119	17,644	18,155
Operating income	6,545	3,349	17,952	12,145
Interest income	1,064	1,235	3,003	3,754
Income before income taxes	7,609	4,584	20,955	15,899
Provision for income taxes	1,852	1,106	5,058	3,823
Net income	$5,757	$3,478	$15,897	$12,076

Other comprehensive income (loss), marketable securities adjustment:
Unrealized income (loss) arising during year, net	30	1	(72)	6
Comprehensive income	$5,787	$3,479	$15,825	$12,082

Basic and diluted net income per common share	$.47	$.28	$1.29	$.98

Basic and diluted weighted average shares outstanding	12,314	12,319	12,310	12,316

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at June 30, 2023	$123	$53,275	$109,160	$(119)	$162,439
Net income	—	—	5,757	—	5,757
Cash dividends ($.25 per share)	—	—	(3,078)	—	(3,078)
Other comprehensive income	—	—	—	30	30
Balance at September 30, 2023	$123	$53,275	$111,839	$(89)	$165,148

Balance at June 30, 2024	$123	$53,396	$116,665	$(1)	$170,183
Net income	—	—	3,478	—	3,478
Cash dividends ($2.30 per share)	—	—	(28,332)	—	(28,332)
Other comprehensive income	—	—	—	1	1
Balance at September 30, 2024	$123	$53,396	$91,811	$—	$145,330

	Nine months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$158,436
Net income	—	—	15,897	—	15,897
Issuance of common stock	—	120	—	—	120
Cash dividends ($.75 per share)	—	—	(9,233)	—	(9,233)
Other comprehensive loss	—	—	—	(72)	(72)
Balance at September 30, 2023	$123	$53,275	$111,839	$(89)	$165,148

Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$168,849
Net income	—	—	12,076	—	12,076
Issuance of common stock	—	121	—	—	121
Cash dividends ($2.90 per share)	—	—	(35,722)	—	(35,722)
Other comprehensive income	—	—	—	6	6
Balance at September 30, 2024	$123	$53,396	$91,811	$—	$145,330

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income	$15,897	$12,076
Depreciation and amortization	2,996	2,763
Deferred income taxes	(556)	(539)
Noncash interest income	(1,397)	(639)
Other, net	332	339
Change in assets and liabilities:
Accounts receivable, net	(1,900)	2,595
Inventories, net	(3,199)	2,494
Accounts payable and accrued liabilities	(526)	(2,634)
Accounts with affiliates	316	(766)
Prepaids and other, net	(194)	(78)
Net cash provided by operating activities	11,769	15,611

Cash flows from investing activities:
Capital expenditures	(564)	(1,194)
Marketable securities:
Purchases	(36,325)	—
Proceeds from maturities	24,000	36,000
Note receivable from affiliate:
Collections	21,900	20,400
Advances	(20,700)	(17,700)
Net cash provided by (used in) investing activities	(11,689)	37,506

Cash flows from financing activities -
Dividends paid	(9,233)	(35,722)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(9,153)	17,395
Balance at beginning of period	26,748	41,393
Balance at end of period	$17,595	$58,788

Supplemental disclosures -
Cash paid for income taxes	$5,315	$5,154

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2024. At September 30, 2024, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Cash dividends in 2024 include a $2.00 per share special dividend.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2023, December 31, 2023 and September 30, 2024. The actual dates of our annual and quarterly periods are October 1, 2023, December 31, 2023 and September 29, 2024, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In thousands)
Net sales:
Security Products	$31,376	$26,567	$84,390	$84,667
Marine Components	8,979	7,100	33,732	22,858
Total net sales	$40,355	$33,667	$118,122	$107,525

Operating income:
Security Products	$6,496	$4,553	$16,009	$15,445
Marine Components	1,693	603	6,953	2,024
Corporate operating expenses	(1,644)	(1,807)	(5,010)	(5,324)
Total operating income	6,545	3,349	17,952	12,145
Interest income	1,064	1,235	3,003	3,754
Income before income taxes	$7,609	$4,584	$20,955	$15,899

Intersegment sales are not material.

n

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

(In thousands)
December 31, 2023:
Current assets	$35,354	$35,359	$(5)

September 30, 2024:
Current assets	$—	$—	$—

Our marketable securities consist of investments in debt securities. We classify our marketable securities as available-for-sale. The fair value of our marketable securities is generally determined using Level 2 inputs because although these securities are traded, in many cases the market is not active and the quarter-end valuation is generally based on the last trade of the quarter, which may be several days prior to quarter end. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes.

Note 4 – Accounts receivable, net:

	December 31,	September 30,
	2023	2024

	(In thousands)
Accounts receivable, net:
Security Products	$14,950	$11,653
Marine Components	2,181	2,875
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$17,061	$14,458

Note 5 – Inventories, net:

	December 31,	September 30,
	2023	2024

	(In thousands)
Raw materials:
Security Products	$3,569	$4,178
Marine Components	2,169	1,522
Total raw materials	5,738	5,700
Work-in-process:
Security Products	13,879	12,880
Marine Components	5,163	4,550
Total work-in-process	19,042	17,430
Finished goods:
Security Products	3,175	2,801
Marine Components	2,757	2,077
Total finished goods	5,932	4,878
Total inventories, net	$30,712	$28,008

Note 6 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2023	2024

	(In thousands)
Accounts payable:
Security Products	$2,514	$2,550
Marine Components	634	586
Corporate	—	13
Payable to affiliate - Contran	—	142
Employee benefits	10,712	7,834
Deferred revenue	559	98
Insurance	289	311
Taxes other than on income	285	512
Advances from customers	267	97
Customer tooling	145	255
Professional services	—	270
Other	340	406
Total accounts payable and accrued liabilities	$15,745	$13,074

Note 7 – Provision for income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,598	$963	$4,401	$3,339
State income taxes	230	134	631	467
Other, net	24	9	26	17
Total provision for income taxes	$1,852	$1,106	$5,058	$3,823

Comprehensive provision for income taxes allocable to:
Net income	$1,852	$1,106	$5,058	$3,823
Other comprehensive income (loss) - marketable securities	8	(1)	(23)	(1)
Total	$1,860	$1,105	$5,035	$3,822

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

Note 9 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		September 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$41,393	$41,393	$58,788	$58,788

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2025. Loans made to Valhi at any time under the agreement are at our discretion. At September 30, 2024, the outstanding principal balance receivable from Valhi under the promissory note was $7.9 million. Interest income (including unused commitment fees) on our loan to Valhi was $.9 million and $.8 million for the nine months ended September 30, 2023 and 2024, respectively.

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

Operating Income Overview

Operating income in the third quarter of 2024 was $3.3 million compared to $6.6 million in the third quarter of 2023. The decrease in operating income in the third quarter of 2024 compared to 2023 is due to lower sales and gross margin at both Security Products and Marine Components. Operating income for the first nine months of 2024 was $12.1 million compared to $18.0 million in the first nine months of 2023. The decrease in operating income in the first nine months of 2024 compared to 2023 is primarily due to lower Marine Components sales and gross margin.

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

Results of Operations

	Three months ended
	September 30,
	2023	%	2024	%

	(Dollars in thousands)
Net sales	$40,355	100.0%	$33,667	100.0%
Cost of sales	27,736	68.7	24,199	71.9
Gross margin	12,619	31.3	9,468	28.1
Operating costs and expenses	6,074	15.1	6,119	18.2
Operating income	$6,545	16.2%	$3,349	9.9%

	Nine months ended
	September 30,
	2023	%	2024	%

	(Dollars in thousands)
Net sales	$118,122	100.0%	$107,525	100.0%
Cost of sales	82,526	69.9	77,225	71.8
Gross margin	35,596	30.1	30,300	28.2
Operating costs and expenses	17,644	14.9	18,155	16.9
Operating income	$17,952	15.2%	$12,145	11.3%

Net sales. Net sales decreased $6.7 million in the third quarter of 2024 compared to the same period in 2023 primarily due to lower Security Products sales to a government security customer and to a lesser extent lower Marine Components sales primarily to the towboat market. Net sales decreased $10.6 million for the first nine months of 2024 compared to the same period in 2023 primarily due to lower Marine Components sales to the towboat market. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased 3.2% in the third quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to lower gross margin percentages at both Security Products and Marine Components. Cost of sales as a percentage of sales increased 1.9% for the first nine months of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales declined over the same period. The decline in gross margin percentage for the nine-month comparative period is primarily due to lower gross margin percentage at Marine Components. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the third quarter of 2024 were comparable to the same period in 2023. For the first nine months of 2024, operating costs and expenses increased $.6 million compared to the same period in 2023 primarily due to higher employee salaries and benefits at Security Products during the first half of the year. Operating costs and expenses as a percentage of net sales increased for the third quarter of 2024 compared to the same period in 2023 due to decreased coverage of operating costs and expenses as a result of lower sales. Operating costs and expenses as a percentage of net sales increased for the first nine months of 2024 compared to the same period in 2023 due to decreased coverage of operating costs and expenses as a result of lower sales and higher operating costs as noted above.

Operating income. As a percentage of net sales, operating income for the third quarter and the first nine months of 2024 compared to the same periods of 2023 was primarily impacted by the factors affecting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income increased $.2 million and $.8 million in the third quarter and for the first nine months of 2024, respectively, compared to the same periods in 2023 primarily due to higher average interest rates and higher average investment balances, somewhat offset by lower average balances on the revolving promissory note receivable from Valhi. See Notes 3 and 10 to our Condensed Consolidated Financial Statements.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 7 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2023	2024	Change	2023	2024	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$31,376	$26,567	(15)%	$84,390	$84,667	—%
Cost of sales	21,347	18,486	(13)	58,475	58,862	1
Gross margin	10,029	8,081	(19)	25,915	25,805	—
Operating costs and expenses	3,533	3,528	—	9,906	10,360	5
Operating income	$6,496	$4,553	(30)	$16,009	$15,445	(4)

Gross margin	32.0%	30.4%		30.7%	30.5%
Operating income margin	20.7	17.1		19.0	18.2

Security Products. Security Products net sales decreased 15% in the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales for a government security customer related to a pilot project that began shipping in the third quarter of 2023 for which there were no related sales in the third quarter of 2024. Relative to prior year, sales were $5.0 million lower to the government security market and $1.4 million lower to the transportation market, partially offset by $1.2 million higher sales to the healthcare market. Security Products net sales in the first nine months of 2024 were comparable to the same period in 2023, as $1.5 million higher sales to the healthcare market and $.6 million higher sales to the tool storage market were offset by $1.1 million lower sales to the transportation market, $.7 million lower sales to distributors and $.4 million lower sales to the government security market.

Gross margin as a percentage of net sales decreased for the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales, higher materials costs (primarily brass and electronics), higher labor costs and decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales decreased in the third quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales. Gross margin as a percentage of net sales for the first nine months of 2024 is comparable to the same period in 2023. Operating income as a percentage of net sales decreased in the first nine months of 2024 compared to the same period in 2023 due to increased operating costs and expenses including higher employee salaries and benefits of $.4 million, primarily in the first half of the year.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2023	2024	Change	2023	2024	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$8,979	$7,100	(21)%	$33,732	$22,858	(32)%
Cost of sales	6,389	5,713	(11)	24,051	18,363	(24)
Gross margin	2,590	1,387	(46)	9,681	4,495	(54)
Operating costs and expenses	897	784	(13)	2,728	2,471	(9)
Operating income	$1,693	$603	(64)	$6,953	$2,024	(71)

Gross margin	28.8%	19.5%		28.7%	19.7%
Operating income margin	18.9	8.5		20.6	8.9

Marine Components. Marine Components net sales decreased 21% in the third quarter of 2024 compared to the same period in 2023. Relative to prior year, the decrease in third quarter sales was primarily due to $1.3 million lower sales to the towboat market and $.5 million lower sales to the industrial market. Marine Components net sales decreased 32% in the first nine months of 2024 compared to the same period in 2023. Relative to prior year, the decrease in sales for the first nine months was primarily due to $8.7 million lower sales to the towboat market, $1.1 million lower sales to the industrial market and $.6 million lower sales to each the engine builder market and distributors.

Gross margin as a percentage of sales decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix as well as lower employee salaries and benefits of approximately $.5 million related to headcount reductions. Operating income as a percentage of net sales decreased in the third quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales, partially offset by slightly reduced operating costs and expenses, including lower employee salaries and benefits of approximately $.1 million. For the first nine months of 2024, gross margin as a percentage of net sales declined compared to the same period in 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix as well as lower employee salaries and benefits of approximately $1.7 million related to headcount reductions. Operating income as a percentage of net sales decreased in the first nine months of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee salaries and benefits of $.2 million.

Outlook. As previously noted, beginning in the third quarter of 2023 Security Products had significant sales from a pilot project to a government security customer. Excluding these sales in 2023, sales would have increased in the first nine months of 2024 as compared to the first nine months of 2023 due to increased sales across a variety of markets, particularly increased sales of mechanical locks to the government security market. At Marine Components, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. We are focused on aligning our resources with current demand levels, and particularly at

Marine Components, we are adjusting inventory levels, operating expenses and labor resources to align with current orders while also preserving our ability to respond quickly when demand increases. Raw material prices have been relatively stable during the first nine months of 2024; however, we are beginning to experience price increases in certain raw materials. Our supply chains are stable and transportation and logistical delays are minimal. We have adjusted our order patterns in response to our customer demand levels and the stability of our raw materials supplies.

We expect Security Products sales comparisons for the remainder of the year will be challenged by lower government security sales as the 2023 pilot project to a government security customer will not repeat. We expect our recurring Security Products sales for the remainder of the year to continue to be strong relative to the prior year. Overall, we expect Security Products gross margin and operating income margin for 2024 will be lower than 2023 primarily due to reduced coverage of fixed, selling, general and administrative costs as a result of lower expected sales as well as a less favorable product mix and higher materials and labor costs in the current economic environment. We expect Marine Components net sales for the full year of 2024 will be lower as compared to 2023 due to decreased demand in the towboat market. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Overall, we expect Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales to be similarly lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. We ended 2023 with elevated inventory balances at our Marine Components segment as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of our raw materials with near term demand. We made significant progress in aligning our Marine Components inventory balances with current demand in the first nine months of 2024; however, we expect further reduction of inventory quantities will be offset by higher raw materials costs for certain projects in the industrial and other marine components markets, outside of the towboat market, which in many instances are more expensive than the stainless steel inventory used in towboat products.

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

Our net cash provided by operating activities for the first nine months of 2024 increased by $3.8 million as compared to the first nine months of 2023.  The increase in net cash provided is primarily due to the net effects of:

●	A $8.2 million increase in the amount of net cash provided by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2024;
●	A $5.9 million decrease in operating income in 2024; and
●	A $1.4 million increase in interest received in 2024 due to higher interest rates and increased investment balances, partially offset by lower average balances on our loan to an affiliate.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2023 to September 30, 2024 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2022 and September 30, 2023 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days Sales Outstanding:	2022	2023	2023	2024
Security Products	45 Days	48 Days	37 Days	40 Days
Marine Components	30 Days	33 Days	31 Days	37 Days
Consolidated CompX	41 Days	45 Days	36 Days	39 Days

Our average number of days in inventory increased from December 31, 2023 to September 30, 2024 primarily due to the increase at Security Products somewhat offset by the decline at Marine Components. Security Products days in inventory at December 31, 2023 is lower than usual due to the fulfillment and shipping of a significant order during the fourth quarter of 2023 and September 30, 2024 is more favorable to September 30, 2023 balances due to planned inventory reductions. The average number of days in inventory for Marine Components declined from December 31, 2023 to September 30, 2024 as a result of planned inventory reductions. For comparative purposes, we have provided December 31, 2022 and September 30, 2023 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2022	2023	2023	2024
Security Products	101 Days	103 Days	77 Days	98 Days
Marine Components	95 Days	144 Days	175 Days	130 Days
Consolidated CompX	99 Days	112 Days	95 Days	105 Days

Investing activities. Our capital expenditures were $1.2 million and $.6 million in the first nine months of 2024 and 2023, respectively. During the first nine months of 2024, Valhi repaid a net $2.7 million under the promissory note ($17.7 million of gross borrowings and $20.4 million of gross repayments). During the first nine months of 2023, Valhi repaid a net $1.2 million under the promissory note ($20.7 million of gross borrowings and $21.9 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

During the first nine months of 2024, we received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities. During the first nine months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $36.3 million and received gross proceeds totaling $24.0 million related to U.S. treasury bill maturities. See Note 3 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of cash dividends. In February 2024, our board of directors increased our regular quarterly dividend from $.25 per share to $.30 per share beginning in the first quarter of 2024. During the first nine months of 2024 and 2023, we paid aggregate quarterly dividends to CompX stockholders of $11.1 million and $9.2 million, respectively. Additionally, in August 2024 our board of directors declared a special dividend on our Class A common stock of $2.00 per share ($24.6 million). The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $58.8 million aggregate cash and cash equivalents at September 30, 2024 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2024 totaled $.6 million. We expect our capital expenditures for 2024 will be approximately $2.1 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At September 30, 2024, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2023 Annual Report, or in Note 8 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.

Recent accounting pronouncements –

See Note 11 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2024 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1.Legal Proceedings.

Refer to Note 8 to our Condensed Consolidated Financial Statements, our June 30, 2024 Quarterly Report on Form 10-Q and our 2023 Annual Report for descriptions of certain legal proceedings.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 6, 2024	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller