Form 10-K
period 2024-12-31
COMPX INTERNATIONAL INC
filed 2025-03-05
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 1.6 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $38.6 million.

As of February 28, 2025, registrant had 12,318,557 shares of Class A common stock, $.01 par value per share, outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.BUSINESS

General

CompX International Inc. (NYSE American: CIX), incorporated in Delaware in 1993, is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. We are also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls and trim tabs and related hardware and accessories for the recreational marine and various other industries. Our products are principally designed for use in medium to high-end product applications where design, quality and durability are valued by our customers.

At December 31, 2024, NL Industries, Inc. (NYSE: NL) owns approximately 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	The impact of pricing and production decisions;
●	Customer and competitor strategies including substitute products;

●	Uncertainties associated with new product development and the development of new product features;
●	Pending or possible future litigation (such as litigation related to our use of certain permitted chemicals in our production process) or other actions;
●	Our ability to protect or defend our intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities);
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Government laws and regulations and possible changes therein including new environmental, health and safety, sustainability or other regulations;
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. government on imports from China and Mexico);
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

Industry Overview

We manufacture engineered components utilized in a variety of applications and industries. We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, and healthcare applications. We also manufacture wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk. See also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Manufacturing, Operations and Products

Security Products. Our Security Products segment manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. Our Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock we produce;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine®; and
●	our innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

Marine Components. Our Marine Components segment manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (towboats) and performance boats. Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. Our specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	wake enhancement devices, trim tabs, steering wheels and billet aluminum accessories;
●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	dash panels, LED indicators and wire harnesses; and
●	grab handles, pin cleats and other accessories.

For information regarding our three principal manufacturing facilities, see “Item 2 – Properties.”

Raw Materials

Our primary raw materials are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our total cost of sales for 2024. Total material costs, including purchased components, represented approximately 46% of our cost of sales in 2024.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. At other times we may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Our raw material prices were generally stable through the first half of 2024, although beginning in the latter half of the third quarter we began to experience moderate increases in certain raw material costs, particularly brass. The zinc market was volatile in 2024, but we were successful in making strategic spot buys to keep our costs consistent with 2023. Prices for aluminum and stainless steel, which are the primary raw materials used for the manufacture of marine components (including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs), were relatively stable in 2024 because we took advantage of volume purchase opportunities during the year. In most cases, commodity raw materials we purchase include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation, and energy. Processing and conversion costs are not expected to decrease and may negate the benefit of softening commodity prices on our purchases. Based on current economic conditions, we expect the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2025 to be relatively stable, although governmental actions such as tariffs may impact markets. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which we compete. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from 1 to 16 years at December 31, 2024.

Our major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™	Lockview®	CompX Marine®
National Cabinet Lock®	System 64®	Custom Marine®
Fort Lock®	SlamCAM®	Livorsi® Marine
Timberline® Lock	RegulatoR®	Livorsi II® Marine
Chicago Lock®	CompXpress®	CMI Industrial®
STOCK LOCKS®	GEM®	Custom Marine® Stainless Exhaust
KeSet®	Turbine®	The #1 Choice in Performance Boating®
TuBar®	NARC iD®	Mega Rim®
StealthLock®	NARC®	Race Rim®
ACE®	ecoForce®	Vantage View®
ACE® II	Pearl®	GEN-X®
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

We sell to a diverse customer base with only one customer representing 10% or more of our sales in 2024 (United States Postal Service representing 21%). Our largest ten customers accounted for approximately 47% of our sales in 2024.

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

Environmental, Social and Governance (“ESG”)

We seek to operate our business in line with sound ESG principles that include corporate governance, social responsibility, sustainability and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting human rights and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have adopted an insider trading policy that applies to both employees and non-employee directors.

Regulatory and Environmental Matters

We have a history of incorporating environmental management and compliance in our operations and decision making. We operate three manufacturing facilities and our production processes requiring waste-water discharge are consolidated at our Mauldin, South Carolina facility. This facility has received a ReWa Compliance Excellence Award multiple years for its exemplary performance from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region. In addition, we operate extensive scrap metal recycling programs to reduce landfill waste.

Our operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes, some of which are becoming stricter over time. Our operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

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

We recognize that everyone deserves respect and equal treatment. We embrace diversity and collaboration in our workforce and our business initiatives. We are an equal opportunity employer, and we base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which we operate. We promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

As of December 31, 2024, we employed 510 people, all in the United States. We believe our labor relations are good.

Health and Safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards, and we continuously seek to improve occupational and process safety performance. We conduct our business in ways intended to provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve these results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and our people, and we have established policies designed to promote compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. We track this data to assess the quality of our safety performance, and we use lost time incidents as a key measure of worker safety. We define lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. We had three lost time incidents in 2022, and one in each of 2023 and 2024.

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in this Form 10-K is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2022, 2023 and 2024 are January 1, 2023, December 31, 2023, and December 29, 2024, respectively. Each of the years ending December 31, 2022, 2023, and 2024 consisted of  52 weeks. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto available free of charge through our website at www.compxinternational.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

●	Competitors may be able to drive down prices for our products beyond our ability to adjust costs because their costs are lower than ours, especially products sourced from Asia.
●	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
●	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
●	A reduction of our market share with one or more of our key customers, or a reduction in one or more of our key customers’ market share for their end-use products, may reduce demand for our products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
●	We may not be able to sustain a cost structure that enables us to be competitive.
●	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

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

Certain components used in our products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflicts and public health crises such as pandemics, could prevent our vendors from being able to supply these components. Should our vendors not be able to meet their supply obligations or should we be otherwise unable to obtain necessary raw materials or components, we may incur higher supply costs or may be required to reduce production levels. In addition, the imposition of new tariffs or increases in existing tariffs by the U.S. government on imports from China, Mexico or other countries from which we import raw materials and other components could increase our supply costs. Increases in our supply costs may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

Legal, Compliance and Regulatory Risk Factors

We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.

The nature of our operations exposes us to possible litigation claims, including disputes with customers and suppliers and matters relating to, among other things, product liability, intellectual property, employment and environmental claims. It is possible that judgments could be rendered against us in these or other types of cases for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters. In addition, litigation can be costly, and the costs associated with defending litigation matters could potentially have a material adverse effect on our results of operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

We recognize the importance of proactively assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our cybersecurity programs are built on both operational and compliance foundations. The operational component focuses on continuous detection, prevention, measurement, analysis and response to cybersecurity alerts and incidents, and on emerging threats. The compliance component establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed or transferred. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Our cybersecurity program is led by our director of information technology (IT), who is responsible for developing and executing our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our director of IT has extensive information technology and program management experience and leads a team that has many years of experience with our organization. Our director of IT reports to our vice president in charge of coordinating operational activities within our business segments. Our cybersecurity risks are also reviewed and tested annually through third party assessments and internal and external information technology audits. Our information technology team reviews cybersecurity risks at least annually, integrating findings into strategic risk assessments.

We continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We engage reputable third-party security firms for consultation on industry best practices and regulatory standards and to conduct routine evaluations of our cybersecurity, such as through penetration testing and security audits; these evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through periodic updates. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our director of IT and senior executives including our chief executive officer, chief financial officer and general counsel, and our executive vice president who is also the Contran chief information officer. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT team is responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for review and response coordination.  Incidents are evaluated to determine materiality and for operational, financial and reputational impact. Our CIDAC performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our chief executive officer and chief financial officer, provides regular updates to the board of directors on our cybersecurity posture, emerging threats and our risk mitigation efforts. Our board of directors is apprised of cybersecurity incidents deemed to have significant business impact, even if they are not material to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal), senior leadership and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

We face a number of cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any major breaches, we actively monitor and mitigate cyber threats, including phishing attempts, malware and targeted attacks. Thus far all such incidents have been minor, isolated and promptly contained. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- Risk Factors.

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

ITEM 3.LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. In addition to the information included below, see Note 11 to our Consolidated Financial Statements.

In 2024, we were served with four lawsuits by public water companies in South Carolina that seek recovery of future costs to remove perfluoroalkyl and polyfluoroalkyl substances (known as “PFAS”) from their water supplies. The lawsuits have been consolidated with other PFAS cases before a single judge in Spartanburg, South Carolina and were subsequently removed to federal court. The defendants in the lawsuits include the manufacturers of PFAS products, as well as companies that allegedly used PFAS-containing products in their manufacturing operations. The four lawsuits naming CompX allege that CompX was one of many companies that used products containing PFAS in its manufacturing operations, and that such operations have collectively impacted drinking water supplies used by the water companies. The plaintiffs do not allege that CompX has failed to comply with, or has violated, any environmental regulation, permit or statute.  The plaintiffs instead assert claims under common law theories of negligence, nuisance, trespass, failure to warn, and unfair trade practices. We intend to deny liability and will defend vigorously against all claims.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE American (symbol: CIX). As of February 28, 2025, there were approximately 17 holders of record of CompX Class A common stock.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2019 through December 31, 2024. The peer group index is comprised of The Eastern Company and Strattec Security Corporation. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2019 and assumes the reinvestment of our dividends in shares of our stock.

	December 31,
	2019	2020	2021	2022	2023	2024
CompX International Inc.	$100	$100	$165	$152	$218	$250
Russell 2000 Index	100	120	138	110	128	143
Peer Group	100	124	110	74	88	124

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

Equity compensation plan information. We have a share based incentive compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. At December 31, 2024, 119,650 shares are available for future award under this plan. See Note 9 to the Consolidated Financial Statements.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. We also manufacture wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries through our Marine Components segment.

Operating Income Overview

We reported operating income of $17.0 million in 2024 and $25.4 million in each of 2023 and 2022. The decrease in operating income in 2024 compared to 2023 is due to lower sales and gross margin at both Security Products and Marine Components. Operating income in 2023 was comparable to 2022 as lower Marine Components sales were offset by higher Security Products sales and higher gross margin percentages across both segments. See results of operations discussion below.

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

Results of Operations - 2024 Compared to 2023 and 2023 Compared to 2022

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(In millions)
Net sales	$166.6	$161.3	$145.9	(3)%	(10)%
Cost of sales	117.8	112.1	104.6	(5)	(7)

Gross margin	48.8	49.2	41.3	1	(16)

Operating costs and expenses	23.4	23.8	24.3	2	2

Operating income	$25.4	$25.4	$17.0	—	(33)

Percent of net sales:
Cost of sales	70.7%	69.5%	71.7%
Gross margin	29.3	30.5	28.3
Operating costs and expenses	14.0	14.7	16.7
Operating income	15.3	15.8	11.7

Net Sales. Net sales decreased $15.4 million in 2024 compared to 2023 primarily due to lower Marine Components sales to the towboat market and lower Security Products sales to the government security market as a result of sales related to a pilot project that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024. See segment results discussion below.

Net sales decreased $5.3 million in 2023 compared to 2022 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales largely in the fourth quarter of 2023. See segment results discussion below.

Cost of Sales and Gross Margin. Cost of sales decreased in 2024 compared to 2023 primarily due to the effects of lower sales at both Security Products and Marine Components partially offset by higher production costs across both business segments. As a result, cost of sales as a percentage of net sales increased over the same period. Gross margin as a percentage of net sales decreased in 2024 compared to 2023 primarily due to the factors affecting cost of sales and decreased coverage of fixed costs due to lower sales. See segment results discussion below.

Cost of sales decreased in 2023 compared to 2022 primarily due to the effects of lower production costs at both Security Products and Marine Components as well as lower Marine Components sales. Gross margin as a percentage of net sales increased over the same period primarily due to the factors affecting cost of sales. See segment results discussion below.

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased $.5 million in 2024 compared to 2023 predominantly due to higher employee salary and benefit costs at Security Products. As a percentage of net sales, operating costs and expenses increased in 2024 compared to 2023 primarily due to increased operating costs and expenses and decreased coverage of operating cost and expenses due to lower sales. See segment results discussion below.

Operating costs and expenses increased in 2023 compared to 2022 predominantly due to higher salary and benefit costs at Security Products which increased by $.6 million. As a percentage of net sales, operating costs and expenses increased in 2023 compared to 2022 primarily due to the effect of the increased operating costs and expenses on lower sales. See segment results discussion below.

Operating Income. As a percentage of net sales, operating income decreased in 2024 compared to 2023 and increased in 2023 compared to 2022. Operating income margins were primarily impacted by the factors affecting net sales, cost of sales, gross margin and operating costs discussed above. See segment results discussion below.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 46% of our cost of sales in 2024, with commodity-related raw materials representing approximately 13% of our cost of sales. Our raw material prices were generally stable through the first half of 2024, although beginning in the latter half of the third quarter we began to experience moderate increases in certain raw material costs, particularly brass. The zinc market was volatile in 2024, but we were successful in making strategic spot buys to keep our costs consistent with 2023. Prices for aluminum and stainless steel, the primary raw materials used for the manufacture of marine components (including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs), were relatively stable in 2024 because we took advantage of volume purchase opportunities during the year. In most cases, commodity raw materials we purchase include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease and may negate the benefit of softening commodity prices on our purchases. Based on current economic conditions, we expect the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2025 to be relatively stable, although governmental actions such as tariffs may impact markets.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Interest Income. Interest income increased in 2024 compared to 2023 and increased in 2023 compared to 2022.  The increase for both comparative periods is primarily due to higher interest rates and higher average investment balances, somewhat offset by lower average loan balances on our loan to an affiliate. See Notes 3 and 10 to our Consolidated Financial Statements.

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

Our effective income tax rate was 24% in each of 2022, 2023 and 2024. See Notes 8 and 11 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2025 to be comparable to our effective income tax rate for 2024.

Segment Results

The key performance indicator for our segments is operating income (see discussion below). For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(In millions)
Security Products:
Net sales	$114.5	$121.2	$115.2	6%	(5)%
Cost of sales	79.1	82.8	80.5	5	(3)
Gross margin	35.4	38.4	34.7	8	(10)
Operating costs and expenses	12.7	13.5	13.9	6	3
Operating income	$22.7	$24.9	$20.8	10	(16)

Gross margin	31.0%	31.7%	30.1%
Operating income margin	19.9	20.6	18.1

Security Products. Security Products net sales decreased 5% to $115.2 million in 2024 compared to $121.2 million in 2023 primarily due to lower sales to the government security market as a result of sales related to a pilot project for a government security customer that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024. Relative to prior year, sales were $8.3 million lower to the government security market, $2.0 million lower to the transportation market and $.9 million lower to distributors, partially offset by $4.1 million higher sales to the healthcare market and $.7 million higher sales to the tool storage market. Gross margin as a percentage of net sales for 2024 decreased as compared to 2023 primarily due to lower sales, a less favorable customer and product mix, higher employee related costs (primarily increased medical costs), higher materials costs (primarily brass and electronics) in the latter half of the year and decreased coverage of fixed costs due to lower sales. Operating income margin decreased for 2024 compared to 2023 primarily due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses from lower sales and increased operating costs and expenses, including higher employee salaries and benefit costs of $.5 million, primarily in the first half of the year.

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

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(In millions)
Marine Components:
Net sales	$52.1	$40.1	$30.7	(23)%	(23)%
Cost of sales	38.7	29.3	24.1	(24)	(18)
Gross margin	13.4	10.8	6.6	(19)	(39)
Operating costs and expenses	3.8	3.6	3.3	(5)	(8)
Operating income	$9.6	$7.2	$3.3	(25)	(54)

Gross margin	25.6%	27.0%	21.6%
Operating income margin	18.4	18.0	10.8

Marine Components. Marine Components net sales decreased 23% in 2024 as compared to 2023 primarily due to $8.7 million lower sales to the towboat market through the first three quarters of 2024, partially offset by higher sales in the fourth quarter of 2024, including $1.1 million higher sales to the towboat market and $1.0 million higher sales to the government market. Relative to the full year of 2023, sales were $7.6 million lower to the towboat market (primarily to original equipment boat manufacturers), $1.4 million lower to the industrial market and $.6 million lower to each the engine builder market and distributors, partially offset by $1.4 million higher sales to the government market. Gross margin as a percentage of sales decreased in 2024 compared to 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix, lower employee salaries and benefits of approximately $1.8 million primarily related to headcount reductions and decreased labor costs of $1.2 million due to lower production volumes. Operating income as a percentage of net sales decreased in 2024 compared to 2023 due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee related expenses of $.2 million.

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

Outlook. As noted above, in the second half of 2023 Security Products had significant sales related to a pilot project for a government security customer. Excluding these sales in 2023, Security Products sales would have increased in 2024 as compared to 2023 due to increased sales across a variety of markets, particularly increased sales of mechanical locks to the government security market. At Marine Components, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began in the second quarter of 2023 continued through the third quarter of 2024. Marine Components net sales increased in the fourth quarter of 2024 compared to the fourth quarter of 2023 as a result of stabilizing demand in the towboat market as well as increased sales to the government market. Raw material prices remained relatively stable through the first half of the year; however, beginning in the third quarter of 2024 we experienced price increases in certain commodity raw materials, primarily brass and electronic components at Security Products.

We expect Security Products net sales in 2025 to improve modestly over 2024, and we expect gross margin and operating income percentages in 2025 to be slightly above 2024 due to pricing improvements on the Security Products product mix. We expect Marine Components net sales to increase in 2025 due to higher expected sales to the government and industrial markets. We believe the recreational marine market has stabilized, and we expect Marine Components sales to the towboat market in 2025 will be comparable to 2024. Overall we expect Marine Components to have improved gross margins and operating income percentages in 2025 compared to 2024 due to higher expected sales volumes. During 2024 we were aggressive in aligning our production capabilities and inventories to demand levels. In 2025, we will continue to monitor current and anticipated near-term customer demand levels to ensure our production capabilities and inventories are aligned accordingly.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. Currently, our supply chains are stable and transportation and logistical delays are minimal. We have in the past experienced global and domestic supply chain challenges, and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, the effect of tariffs and the impact of economic conditions and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

●	Goodwill – Our goodwill totaled $23.7 million at December 31, 2024, all relating to our Security Products reporting unit, which corresponds to our Security Products operating segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

In 2024, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 6 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $24.0 million at December 31, 2024. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2024 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization decreased in 2024 compared to 2023 primarily due to reductions in capital spending in 2023 and 2024 as a result of generally reduced demand levels. Depreciation and amortization in 2023 was comparable to 2022. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities was $22.9 million in 2024 compared to $25.8 million in 2023. The $2.9 million decrease in cash provided by operating activities was primarily the net result of:

●	A $8.4 million decrease in operating income in 2024,
●	A higher amount of net cash provided by relative changes in inventories, receivables, payables and non-tax accruals in 2024 of $3.0 million,

●	A $1.8 million increase in interest received in 2024 due to higher interest rates and increased investment balances, partially offset by lower average loan balances on our loan to an affiliate,
●	A $1.1 million decrease in cash paid for taxes in 2024 due to decreased earnings and the relative timing of payments, and
●	A $.3 million decrease in depreciation and amortization.

Cash provided by operating activities was $25.8 million in 2023 compared to $16.9 million in 2022. The $8.9 million increase in cash provided by operating activities was primarily the result of:

●	A higher amount of net cash provided by relative changes in inventories, receivables, payables and non-tax accruals in 2023 of $7.8 million,
●	A $.5 million decrease in cash paid for taxes in 2023 due to the relative timing of tax payments, and
●	A $.5 million increase in interest received in 2023 due to higher interest rates and increased investment balances, partially offset by lower average loan balances on our loan to an affiliate.

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the total average days sales outstanding decreased from December 31, 2023 to December 31, 2024 and is primarily impacted by the timing of sales and collections in the last month of the year. For comparative purposes, we have provided 2022 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2022	2023	2024
Security Products	45 Days	37 Days	36 Days
Marine Components	30 Days	31 Days	23 Days
Consolidated CompX	41 Days	36 Days	33 Days

As shown below, our average number of days in inventory at  December 31, 2024 was comparable to December 31, 2023 as the increase at Security Products was offset by the decline at Marine Components. Security Products days in inventory at December 31, 2024 increased from December 31, 2023 due to the fulfillment and shipping of a significant order during the fourth quarter of 2023. The average number of days in inventory for Marine Components declined from December 31, 2023 to December 31, 2024 due to elevated inventory balances at December 31, 2023 as a result of prior orders of certain raw materials with longer lead times delivered in the fourth quarter of 2023. For comparative purposes, we have provided 2022 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2022	2023	2024
Security Products	101 Days	77 Days	85 Days
Marine Components	95 Days	175 Days	130 Days
Consolidated CompX	99 Days	95 Days	94 Days

Investing activities. Capital expenditures have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure. Capital expenditures were $3.7 million in 2022, $1.1 million in 2023 and $1.4 million in 2024. Our 2022 capital expenditures were higher as we accelerated the timeline for certain projects designed to increase capacity and improve our capabilities in response to strong customer demand. Beginning in the latter half of 2022 and continuing through 2024, we limited investments primarily to those expenditures required to meet our existing customer demand and to properly maintain our facilities and technology infrastructure. See Note 2 to our Consolidated Financial Statements.

We expect our capital expenditures for 2025 will be approximately $3.2 million primarily to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. Capital spending for 2025 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2026. Loans made to Valhi at any time under the agreement are at our discretion. Under the promissory note, Valhi repaid a net $5.5 million in 2022 ($24.3 million of gross borrowings and $29.8 million of gross repayments), repaid a net $2.6 million in 2023 ($27.9 million of gross borrowings and $30.5 million of gross repayments) and repaid a net $1.3 million in 2024 ($25.0 million of gross borrowings and $26.3 million of gross repayments). See Note 10 to our Consolidated Financial Statements.

During 2022, we had gross purchases of U.S. treasury marketable securities aggregating $33.0 million. During 2023, we had gross purchases of U.S. treasury marketable securities aggregating $36.3 million and received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities. During 2024, we received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities. See Note 3 to our Consolidated Financial Statements.

Financing activities. Regular quarterly dividends paid totaled $12.4 million and $12.3 million ($1.00 per share, or $.25 per share per quarter) in 2022 and 2023, respectively, and $14.8 million ($1.20 per share, or $.30 per share per quarter) in 2024. In addition, our board of directors declared special dividends on our Class A common stock which totaled $21.5 million ($1.75 per share) paid in August 2022 and $24.6 million ($2.00 per share) paid in August 2024. On March 5, 2025 our board of directors declared a first quarter 2025 dividend of $.30 per share, to be paid on March 25, 2025 to CompX stockholders of record as of March 17, 2025. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $60.8 million aggregate cash and cash equivalents at December 31, 2024 were held in the U.S.

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

Commitments and contingencies

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Note 11 to our Consolidated Financial Statements. Additionally, we have purchase obligations of $19.8 million ($19.3 million payable in 2025 and $.5 million payable in 2026/2027) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2024. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

See Note 11 to our Consolidated Financial Statements for legal proceedings and other commitments.

Recent accounting pronouncements

See Note 13 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate and or investment in marketable debt securities. The outstanding principal amount of the note receivable from affiliate of $9.3 million at December 31, 2024 bears interest at prime plus 1.0% (8.5% at December 31, 2024). We received interest income of $1.0 million from the note during 2024.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2024 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

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

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2024 in the original principal amount of $25 million executed by Valhi, Inc. and payable to the Registrant.

Item No.	Exhibit Item
10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016.

19.1**	CompX International Inc. Insider Trading Policy.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

97*	Policy for the Recovery of Erroneously Awarded Compensation – incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 5, 2025	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	March 5, 2025
Loretta J. Feehan

/s/ Michael S. Simmons	Vice Chairman of the Board	March 5, 2025
Michael S. Simmons

/s/ Scott C. James	President, Chief Executive Officer and Director	March 5, 2025
Scott C. James	(Principal Executive Officer)

/s/ Amy A. Samford	Executive Vice President, Chief Financial Officer	March 5, 2025
Amy A. Samford	(Principal Financial Officer)

/s/ Amy E. Ruf	Vice President, Controller	March 5, 2025
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	March 5, 2025
Thomas E. Barry

/s/ Terri L. Herrington	Director	March 5, 2025
Terri L. Herrington

/s/ Ann Manix	Director	March 5, 2025
Ann Manix

/s/ Gina A. Norris	Director	March 5, 2025
Gina A. Norris

/s/ Mary A. Tidlund	Director	March 5, 2025
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s net sales were $145.9 million for the year ended December 29, 2024. The Company’s sales involve single performance obligations to ship products pursuant to customer purchase orders. The Company records revenue when performance obligations are satisfied by transferring control of products to its customers, which generally occurs at point of shipment or upon delivery. Revenue is recorded in an amount that reflects the net consideration the Company expects to receive in exchange for the products.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts.

 /s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2025

We have served as the Company’s auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2023	2024

Current assets:
Cash and cash equivalents	$41,393	$60,782
Marketable securities	35,354	—
Accounts receivable, net	17,061	14,113
Inventories, net	30,712	28,366
Prepaid expenses and other	2,110	2,035
Total current assets	126,630	105,296

Other assets:
Note receivable from affiliate	10,600	9,300
Goodwill	23,742	23,742
Other noncurrent assets	769	680
Total other assets	35,111	33,722

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	75,605
Construction in progress	676	589
	103,620	104,846
Less accumulated depreciation	77,757	80,820
Net property and equipment	25,863	24,026
Total assets	$187,604	$163,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,745	$14,971
Income taxes payable to affiliate	1,460	804
Total current liabilities	17,205	15,775

Noncurrent liabilities:
Deferred income taxes	1,509	1,067
Other	41	57
Total noncurrent liabilities	1,550	1,124

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value; 20,000,000 shares authorized 12,313,757 and 12,318,557 shares issued and outstanding	123	123
Additional paid-in capital	53,275	53,396
Retained earnings	115,457	92,626
Accumulated other comprehensive loss - unrealized loss on marketable securities	(6)	—
Total stockholders' equity	168,849	146,145
Total liabilities and stockholders’ equity	$187,604	$163,044

Commitments and Contingencies (Note 11)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years ended December 31,
	2022	2023	2024

Net sales	$166,562	$161,287	$145,941
Cost of sales	117,763	112,068	104,578
Gross margin	48,799	49,219	41,363
Selling, general and administrative expense	23,363	23,784	24,340
Operating income	25,436	25,435	17,023
Interest income	1,877	4,168	4,714
Income before income taxes	27,313	29,603	21,737
Income tax expense	6,442	7,010	5,150
Net income	20,871	22,593	16,587

Other comprehensive income (loss), marketable securities adjustment:
Unrealized net income (loss) arising during year	(17)	11	6
Comprehensive income	$20,854	$22,604	$16,593

Basic and diluted net income per common share	$1.69	$1.84	$1.35

Basic and diluted weighted average shares outstanding	12,340	12,311	12,317

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2022, 2023 and 2024 (In thousands, except per share data)

				Accumulated
	Class A	Additional		other		Total
	common	paid-in	Retained	comprehensive	Treasury	stockholders'
	stock	capital	earnings	loss	stock	equity
Balance at December 31, 2021	$124	$54,780	$118,184	$—	$—	$173,088

Net income	—	—	20,871	—	—	20,871
Cash dividends ($2.75 per share)	—	—	(33,880)	—	—	(33,880)
Issuance of common stock	—	118	—	—	—	118
Other comprehensive loss	—	—	—	(17)	—	(17)
Treasury stock:
Acquired	—	—	—	—	(1,744)	(1,744)
Retired	(1)	(1,743)	—	—	1,744	—

Balance at December 31, 2022	123	53,155	105,175	(17)	—	158,436

Net income	—	—	22,593	—	—	22,593
Cash dividends ($1.00 per share)	—	—	(12,311)	—	—	(12,311)
Issuance of common stock	—	120	—	—	—	120
Other comprehensive income	—	—	—	11	—	11

Balance at December 31, 2023	123	53,275	115,457	(6)	—	168,849

Net income	—	—	16,587	—	—	16,587
Cash dividends ($3.20 per share)	—	—	(39,418)	—	—	(39,418)
Issuance of common stock	—	121	—	—	—	121
Other comprehensive income	—	—	—	6	—	6

Balance at December 31, 2024	$123	$53,396	$92,626	$—	$—	$146,145

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2022	2023	2024

Cash flows from operating activities:
Net income	$20,871	$22,593	$16,587
Depreciation and amortization	3,977	3,973	3,691
Deferred income taxes	(688)	(720)	(440)
Noncash interest income	(128)	(1,872)	(639)
Other, net	341	391	382
Change in assets and liabilities:
Accounts receivable, net	(2,309)	764	2,906
Inventories, net	(5,832)	333	2,126
Accounts payable and accrued liabilities	943	104	(1,206)
Accounts with affiliates	(687)	425	(646)
Prepaids and other, net	403	(180)	178
Net cash provided by operating activities	16,891	25,811	22,939

Cash flows from investing activities:
Capital expenditures	(3,695)	(1,130)	(1,432)
Proceeds from sale of fixed assets, net	133	—	—
Marketable securities:
Purchases	(33,036)	(36,325)	—
Proceeds from maturities	—	36,000	36,000
Note receivable from affiliate:
Collections	29,800	30,500	26,300
Advances	(24,300)	(27,900)	(25,000)
Net cash provided by (used in) investing activities	(31,098)	1,145	35,868

Cash flows from financing activities:
Dividends paid	(33,880)	(12,311)	(39,418)
Treasury stock acquired	(1,744)	—	—
Net cash used in financing activities	(35,624)	(12,311)	(39,418)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(49,831)	14,645	19,389
Balance at beginning of year	76,579	26,748	41,393
Balance at end of year	$26,748	$41,393	$60,782

Supplemental disclosures:
Cash paid for income taxes	$7,817	$7,307	$6,253
Noncash investing activities -
Change in accruals for capital expenditures	(49)	23	423

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 1 – Summary of significant accounting policies:

Organization. We (NYSE American: CIX) are approximately 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2024. We manufacture and sell component products (security products and recreational marine components). At December 31, 2024, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in the Consolidated Financial Statements and accompanying notes is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2022, 2023 and 2024 are January 1, 2023, December 31, 2023 and December 29, 2024, respectively. Each of the years ending December 31, 2022, 2023 and 2024 consisted of 52 weeks.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees, as well as any gains and losses on property and equipment. We expense advertising and research and development costs as incurred. Advertising costs were approximately $.4 million in 2022 and $.5 million in each of 2023 and 2024. Research and development costs were not significant in 2022, 2023 or 2024.

Goodwill. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. We evaluate goodwill for impairment annually or when circumstances indicate the carrying value may not be recoverable. See Note 6.

Property and equipment; depreciation expense. We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software. We use the Alternative Depreciation System (“ADS”) for income tax purposes. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if impairment exists.

Leases. We enter into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration. We lease various facilities and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract. We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception. All of our leases are classified as operating leases under ASC Topic 842, Leases. Operating leases were not material in any year presented.

Employee benefit plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense approximated $3.9 million in each of 2022 and 2023 and $3.5 million in 2024.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $7.8 million in 2022, $7.3 million in 2023 and $6.2 million in 2024.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. We did not have a reserve for uncertain tax positions in 2022, 2023 or 2024.

Note 2 – Business and geographic segments:

We are organized into two operating segments based on the nature of the products offered. Our chief operating decision maker (“CODM”) is our Vice Chairman of the Board. Our CODM is responsible for determining how to allocate resources and assessing performance. The CODM evaluates segment performance based on segment operating income, which is defined as income before income taxes, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of long-lived assets outside the ordinary course of business). The CODM considers current-period segment operating income compared to plan and prior-period on a monthly and/or quarterly basis for evaluating performance of each segment and making decisions about allocating capital and other resources. The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment. Our two reportable operating segments are Security Products and Marine Components.

The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, cabinetry, tool storage, healthcare and other industries.

The Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats and performance boats.

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

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Net sales:
Security Products	$114,519	$121,182	$115,243
Marine Components	52,043	40,105	30,698
Total	$166,562	$161,287	$145,941

Cost of sales:
Security Products	$79,068	$82,781	$80,509
Marine Components	38,695	29,287	24,069
Total	$117,763	$112,068	$104,578

Gross margin:
Security Products	$35,451	$38,401	$34,734
Marine Components	13,348	10,818	6,629
Total	$48,799	$49,219	$41,363

Segment selling, general and administrative expense:
Security Products	$12,707	$13,460	$13,894
Marine Components	3,787	3,600	3,327
Total	$16,494	$17,060	$17,221

Operating income:
Security Products	$22,744	$24,941	$20,840
Marine Components	9,561	7,218	3,302
Segment operating income	32,305	32,159	24,142
Corporate operating expenses	(6,869)	(6,724)	(7,119)
Operating income	25,436	25,435	17,023
Interest income	1,877	4,168	4,714
Income before income taxes	$27,313	$29,603	$21,737

Depreciation and amortization:
Security Products	$2,801	$2,748	$2,489
Marine Components	1,167	1,217	1,202
Corporate	9	8	—
Total	$3,977	$3,973	$3,691

Capital expenditures:
Security Products	$2,015	$970	$603
Marine Components	1,680	160	829
Total	$3,695	$1,130	$1,432

Net sales point of destination:
United States	$153,982	$155,092	$141,328
Canada	9,227	3,153	1,860
Mexico	722	829	774
Other	2,631	2,213	1,979
Total	$166,562	$161,287	$145,941

	December 31,
	2022	2023	2024

	(In thousands)
Total assets:
Security Products	$80,671	$78,519	$74,999
Marine Components	26,372	24,619	22,591
Corporate	70,344	84,466	65,454
Total	$177,387	$187,604	$163,044

Net property and equipment for 2022, 2023 and 2024 is entirely located within the United States.

Note 3 – Marketable securities:

		Amortized	Unrealized
	Market value	cost basis	loss, net

(In thousands)
December 31, 2023:
Current assets	$35,354	$35,359	$(5)

December 31, 2024:
Current assets	$—	$—	$—

The marketable securities we held at December 31, 2023 consisted of investments in debt securities. The fair value of our marketable securities is generally determined using Level 2 inputs because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to year-end.

Note 4 – Accounts receivable, net:

	December 31,	December 31,
	2023	2024

	(In thousands)
Accounts receivable, net:
Security Products	$14,950	$12,149
Marine Components	2,181	2,034
Allowance for doubtful accounts	(70)	(70)
Total	$17,061	$14,113

Note 5 – Inventories, net:

	December 31,	December 31,
	2023	2024

	(In thousands)
Raw materials:
Security Products	$3,569	$4,063
Marine Components	2,169	1,589
Total raw materials	5,738	5,652
Work-in-process:
Security Products	13,879	13,241
Marine Components	5,163	4,397
Total work-in-process	19,042	17,638
Finished goods:
Security Products	3,175	2,895
Marine Components	2,757	2,181
Total finished goods	5,932	5,076
Total	$30,712	$28,366

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

In 2022, 2023 and 2024, our goodwill was reviewed for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill. As permitted by GAAP, during each of 2022, 2023 and 2024 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.

Our gross goodwill at December 31, 2024 is $33.6 million. Prior to 2022, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 7 – Accounts payable and accrued liabilities:

	December 31,	December 31,
	2023	2024

	(In thousands)
Accounts payable:
Security Products	$2,514	$3,016
Marine Components	634	671
Accrued liabilities:
Employee benefits	10,712	9,794
Taxes other than on income	285	295
Insurance	289	280
Professional services	—	263
Customer tooling	145	147
Advances from customers	267	100
Deferred revenue	559	97
Other	340	308
Total	$15,745	$14,971

Note 8 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Income tax expense:
Currently payable	$7,130	$7,730	$5,590
Deferred income tax benefit	(688)	(720)	(440)
Total	$6,442	$7,010	$5,150

Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$5,736	$6,217	$4,565
State income taxes	827	786	571
Other, net	(121)	7	14
Income tax expense	$6,442	$7,010	$5,150

Income taxes allocable to other comprehensive income (loss) related to marketable securities was insignificant in 2022, 2023 and 2024.

The components of the net deferred tax liability are summarized below.

	December 31,
	2023	2024

	(In thousands)
Tax effect of temporary differences related to:
Inventories	$373	$394
Property and equipment	(1,543)	(1,005)
Accrued liabilities and other deductible differences	43	47
Accrued employee benefits	1,343	1,225
Goodwill	(1,693)	(1,693)
Other taxable differences	(32)	(35)
Net noncurrent deferred tax liability	$(1,509)	$(1,067)

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our income tax returns prior to 2021 are generally considered closed to examination by applicable tax authorities.

Note 9 – Stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

Balance at December 31, 2021	12,380,657	—	12,380,657
Issued	5,400	—	5,400
Acquired	—	(78,900)	(78,900)
Retired	(78,900)	78,900	—
Balance at December 31, 2022	12,307,157	—	12,307,157
Issued	6,600	—	6,600
Balance at December 31, 2023	12,313,757	—	12,313,757
Issued	4,800	—	4,800
Balance at December 31, 2024	12,318,557	—	12,318,557

Share repurchases and cancellations. Prior to 2022, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. During 2022, we acquired 78,900 shares of our Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of our affiliates in two separate private transactions that were also approved in advance by our independent directors. We cancelled these treasury shares and allocated their costs to common stock at par value and additional paid-in-capital. We made no treasury purchases during 2023 or 2024. At December 31, 2024, 523,647 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. All of the Class A common shares we issued in 2022, 2023 and 2024 were issued under this plan. At December 31, 2024, 119,650 shares were available for award under this plan.

Dividends. We paid regular quarterly dividends of $.25 per share during 2022 and 2023 and $.30 per share during 2024. Additionally, cash dividends also include a $1.75 per share special dividend in 2022 and a $2.00 per share special dividend in 2024. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, prior to 2022, we entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2026. Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2023 and 2024, the outstanding principal balance receivable from Valhi under the promissory note was $10.6 million and $9.3 million, respectively. Interest income (including unused commitment fees) on our loan to Valhi was $1.0 million in 2022, $1.2 million in 2023 and $1.0 million in 2024.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate ISA fees annually and agreements renew quarterly. Fees pursuant to these agreements aggregated $3.4 million 2022, $3.1 million in 2023 and $3.2 in 2024.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. We paid $3.3 million in 2022 and $3.4 million in each of 2023 and 2024 under the group insurance program, which amounts principally represent insurance premiums, including $1.0 million in 2022 and $1.1 million in each of 2023 and 2024, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2025.

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

Note 11 – Commitments and contingencies:

Legal proceedings. We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluations, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote. We have not accrued any amounts for litigation matters because it is not reasonably possible we have incurred a loss that would be material to our consolidated financial position, results of operations or liquidity.

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

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. Our ten largest customers accounted for approximately 52% of consolidated sales in 2022 and 2023 and 47% in 2024. One customer of the Security Products segment accounted for 14% of consolidated sales in 2022, 24% in 2023 (of which 11% related to a non-recurring pilot project) and 21% in 2024. One customer of the Marine Components segment accounted for 12% of consolidated sales in 2022.

Note 12 – Financial instruments:

See Note 3 for information on how we determine the fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$41,393	$41,393	$60,782	$60,782

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 7.

Note 13 – Recent Accounting Pronouncements:

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all segment disclosures currently required annually in interim periods. Public companies are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. We adopted the ASU during the year ended December 31, 2024. See Note 2.

Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The ASU is effective for us beginning with our 2027 Annual Report, and for interim reporting, in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the additional disclosure requirements.