Form 10-Q
period 2025-03-31
COMPX INTERNATIONAL INC
filed 2025-05-06
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 1, 2025, the registrant had 12,318,557 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$60,782	$56,128
Accounts receivable, net	14,113	18,030
Inventories, net	28,366	29,158
Prepaid expenses and other	2,035	1,638
Total current assets	105,296	104,954

Other assets:
Note receivable from affiliate	9,300	9,300
Goodwill	23,742	23,742
Other noncurrent assets	680	658
Total other assets	33,722	33,700

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,254
Equipment	75,605	75,967
Construction in progress	589	524
	104,846	105,135
Less accumulated depreciation	80,820	81,583
Net property and equipment	24,026	23,552
Total assets	$163,044	$162,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,971	$11,094
Income taxes payable to affiliate	804	2,510
Total current liabilities	15,775	13,604

Noncurrent liabilities:
Deferred income taxes	1,067	972
Other	57	49
Total noncurrent liabilities	1,124	1,021

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,396	53,396
Retained earnings	92,626	94,062
Total stockholders' equity	146,145	147,581
Total liabilities and stockholders’ equity	$163,044	$162,206

Commitments and contingencies (Note 7)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Net sales	$37,971	$40,272
Cost of sales	28,304	28,109
Gross margin	9,667	12,163
Selling, general and administrative expense	5,952	6,294
Operating income	3,715	5,869
Interest income	1,224	873
Income before income taxes	4,939	6,742
Provision for income taxes	1,185	1,611
Net income	$3,754	$5,131

Other comprehensive loss, marketable securities adjustment:
Unrealized loss arising during year, net	(5)	—
Comprehensive income	$3,749	$5,131

Basic and diluted net income per common share	$.31	$.42

Basic and diluted weighted average shares outstanding	12,314	12,319

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31, 2024 and 2025 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$168,849
Net income	—	—	3,754	—	3,754
Cash dividends ($.30 per share)	—	—	(3,694)	—	(3,694)
Other comprehensive loss	—	—	—	(5)	(5)
Balance at March 31, 2024	$123	$53,275	$115,517	$(11)	$168,904

Balance at December 31, 2024	$123	$53,396	$92,626	$—	$146,145
Net income	—	—	5,131	—	5,131
Cash dividends ($.30 per share)	—	—	(3,695)	—	(3,695)
Balance at March 31, 2025	$123	$53,396	$94,062	$—	$147,581

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$3,754	$5,131
Depreciation and amortization	926	945
Deferred income taxes	(151)	(95)
Noncash interest income	(351)	—
Other, net	58	75
Change in assets and liabilities:
Accounts receivable, net	(264)	(3,921)
Inventories, net	3,107	(863)
Accounts payable and accrued liabilities	(5,990)	(3,515)
Accounts with affiliates	265	1,696
Prepaids and other, net	318	410
Net cash provided by (used in) operating activities	1,672	(137)

Cash flows from investing activities:
Capital expenditures	(305)	(822)
Proceeds from maturities of marketable securities	12,000	—
Note receivable from affiliate:
Collections	6,000	500
Advances	(5,200)	(500)
Net cash provided by (used in) investing activities	12,495	(822)

Cash flows from financing activities -
Dividends paid	(3,694)	(3,695)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	10,473	(4,654)
Balance at beginning of period	41,393	60,782
Balance at end of period	$51,866	$56,128

Supplemental disclosures -
Cash paid for income taxes	$1,071	$—
Noncash investing activities -
Change in accruals for capital expenditures	(58)	(352)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2025. At March 31, 2025, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2024, December 31, 2024 and March 31, 2025. The actual dates of our annual and quarterly periods are March 31, 2024, December 29, 2024 and March 30, 2025, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

Our chief operating decision maker (“CODM”) evaluates segment performance based on segment operating income, which is defined as income before income taxes, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of long-lived assets outside the ordinary course of business).

	Three months ended
	March 31,
	2024	2025

	(In thousands)
Net sales:
Security Products	$29,887	$30,230
Marine Components	8,084	10,042
Total	$37,971	$40,272

Cost of sales:
Security Products	$21,115	$21,232
Marine Components	7,189	6,877
Total	$28,304	$28,109

Gross Margin:
Security Products	$8,772	$8,998
Marine Components	895	3,165
Total	$9,667	$12,163

Segment selling, general and administrative expense:
Security Products	$3,322	$3,477
Marine Components	861	924
Total	$4,183	$4,401

Operating income:
Security Products	$5,450	$5,521
Marine Components	34	2,241
Segment operating income	5,484	7,762
Corporate operating expenses	(1,769)	(1,893)
Operating income	3,715	5,869
Interest income	1,224	873
Income before income taxes	$4,939	$6,742

Depreciation and amortization:
Security Products	$625	$644
Marine Components	301	301
Total	$926	$945

Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate their performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosure.

n

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2024	2025

	(In thousands)
Accounts receivable, net:
Security Products	$12,149	$14,352
Marine Components	2,034	3,748
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$14,113	$18,030

Note 4 – Inventories, net:

	December 31,	March 31,
	2024	2025

	(In thousands)
Raw materials:
Security Products	$4,063	$4,137
Marine Components	1,589	1,904
Total raw materials	5,652	6,041
Work-in-process:
Security Products	13,241	13,414
Marine Components	4,397	4,876
Total work-in-process	17,638	18,290
Finished goods:
Security Products	2,895	2,972
Marine Components	2,181	1,855
Total finished goods	5,076	4,827
Total inventories, net	$28,366	$29,158

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2024	2025

	(In thousands)
Accounts payable:
Security Products	$3,016	$3,078
Marine Components	671	770
Corporate	—	53
Payable to affiliate - Contran	—	142
Employee benefits	9,794	5,286
Taxes other than on income	295	460
Insurance	280	292
Professional services	263	288
Customer tooling	147	142
Advances from customers	100	134
Deferred revenue	97	91
Other	308	358
Total accounts payable and accrued liabilities	$14,971	$11,094

Note 6 – Income taxes:

	Three months ended
	March 31,
	2024	2025

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,037	$1,416
State income taxes	145	190
Other, net	3	5
Total provision for income taxes	$1,185	$1,611

Comprehensive provision for income taxes allocable to:
Net income	$1,185	$1,611
Other comprehensive loss - marketable securities	(1)	—
Total	$1,184	$1,611

Note 7 – Commitments and contingencies:

From time to time, we may be involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote. We have not accrued any amounts for litigation matters because of the uncertainty of the liability and inability to reasonably estimate the liability, if any. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our Consolidated Financial Statements, results of operations or liquidity.

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		March 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$60,782	$60,782	$56,128	$56,128

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 5.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2026. Loans made to Valhi at any time under the agreement are at our discretion. At March 31, 2025, the outstanding principal balance receivable from Valhi under the promissory note was $9.3 million. Interest income (including unused commitment fees) on our loan to Valhi was $.3 million and $.2 million for the three months ended March 31, 2024 and 2025, respectively.

Note 10 – Recent Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The ASU is effective for us beginning with our 2027 Annual Report, and for interim reporting in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the additional disclosure requirements.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs), including as a result of additional or changed tariffs on imported raw materials, and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	The impact of pricing and production decisions;
●	Customer and competitor strategies including substitute products;
●	Uncertainties associated with new product development and the development of new product features;
●	Pending or possible future litigation (such as litigation related to our use of certain permitted chemicals in our production process) or other actions;
●	Our ability to protect or defend our intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities);
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Government laws and regulations and possible changes therein including new environmental, health and safety, sustainability or other regulations;
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. government on imports from China and Mexico);
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

Operating Income Overview

In the first quarter of 2025 operating income increased to $5.9 million compared to $3.7 million in the first quarter of 2024. The increase in operating income in the first quarter of 2025 compared to 2024 is primarily due to higher Marine Components sales and gross margin.

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

Results of Operations

	Three months ended
	March 31,
	2024	%	2025	%

	(Dollars in thousands)
Net sales	$37,971	100.0%	$40,272	100.0%
Cost of sales	28,304	74.5	28,109	69.8
Gross margin	9,667	25.5	12,163	30.2
Operating costs and expenses	5,952	15.7	6,294	15.6
Operating income	$3,715	9.8%	$5,869	14.6%

Net sales. Net sales increased $2.3 million in the first quarter of 2025 compared to the same period in 2024 due to higher Marine Components sales primarily to the towboat and government markets and to a lesser extent higher Security Products sales primarily to the government security market. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales decreased 4.7% in the first quarter of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the first quarter of 2025 compared to the same period in 2024 primarily due to higher gross margin percentage at Marine Components. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2025 increased $.3 million compared to the same period in 2024 primarily due to higher employee salaries and benefits at both segments. Operating costs and expenses as a percentage of net sales for the first quarter of 2025 were comparable to the first quarter of 2024.

Operating income. As a percentage of net sales, operating income for the first quarter of 2025 increased compared to the same period of 2024 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income decreased $.4 million in the first quarter of 2025 compared to the same period in 2024 primarily due to lower average interest rates and decreased cash balances.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended
	March 31,		%
	2024	2025	Change

	(Dollars in thousands)
Security Products:
Net sales	$29,887	$30,230	1%
Cost of sales	21,115	21,232	1
Gross margin	8,772	8,998	3
Operating costs and expenses	3,322	3,477	5
Operating income	$5,450	$5,521	1

Gross margin	29.4%	29.8%
Operating income margin	18.2	18.3

Security Products. Security Products net sales increased 1% in the first quarter of 2025 compared to the same period last year primarily due to $1.6 million higher sales to the government security market and $.3 million higher sales to the healthcare market, substantially offset by lower sales to various other original equipment manufacturing (“OEM”) markets including the transportation, tool storage, bank equipment and vending/gaming markets. Gross margin and operating income as a percentage of net sales in the first quarter of 2025 were comparable to the same period in 2024.

	Three months ended
	March 31,		%
	2024	2025	Change

	(Dollars in thousands)
Marine Components:
Net sales	$8,084	$10,042	24%
Cost of sales	7,189	6,877	(4)
Gross margin	895	3,165	254
Operating costs and expenses	861	924	7
Operating income	$34	$2,241	6,491

Gross margin	11.1%	31.5%
Operating income margin	.4	22.3

Marine Components. Marine Components net sales increased 24% in the first quarter of 2025 compared to the same period last year primarily due to $1.7 million higher sales to the towboat market and $1.2 million higher sales to the government market, partially offset by lower sales to various other markets including $.3 million lower sales to the center console market. Gross margin as a percentage of net sales increased in the first quarter of 2025 compared to the same period last year primarily due to lower cost inventory produced during the fourth quarter of 2024 and sold in the first quarter of 2025, as well as, increased coverage of fixed costs. Operating income margin increased primarily due to increases in gross margin discussed above.

Outlook. First quarter sales and operating income exceeded prior year on the strength of improved demand at Marine Components, primarily in the towboat and government markets. Security Products sales improved slightly from prior year, as increased sales to the government security market were mostly offset by softness across a variety of markets. The raw material price increases we began experiencing in the third quarter of 2024 have continued through the first quarter of 2025 and we are starting to see some surcharges related to tariffs on certain commodity raw materials.

We expect Security Products net sales in 2025 to improve modestly over 2024, and we expect gross margin and operating income percentages in 2025 to be slightly above 2024 due to price increases implemented in the first quarter and an improved Security Products product mix. We expect Marine Components net sales to increase in 2025 predominantly due to higher expected sales to the government and industrial markets. In the first quarter Marine Components benefited from an increase in sales related to a one-time stocking event at a towboat OEM customer. For the remainder of the year, we expect demand from the towboat market to be consistent with 2024. Overall, we expect Marine Components to have improved gross margins and operating income percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

We manufacture substantially all of our products in the U.S. and source a substantial majority of our raw materials from U.S. suppliers.  We also source certain components, primarily electronic components from Asia, including China. In anticipation of the U.S. federal government tariffs announcements, we increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, we have recently experienced some raw material and component price increases related to tariffs. We believe we can increase selling prices to our customers to recoup our increased raw material costs, although the extent to which we can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of our customers to substitute alternative products. We will continue to monitor current and anticipated near-term customer demand levels to ensure our production capabilities and inventories are aligned accordingly.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. Currently, our supply chains are stable and transportation and logistical delays are minimal. We have in the past experienced global and domestic supply chain challenges, and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, the effect of tariffs and the impact of economic conditions, consumer confidence and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital. Our net cash provided by operating activities for the first three months of 2025 decreased by $1.8 million as compared to the first three months of 2024. The decrease in net cash provided is primarily due to the net effects of:

●	A $5.1 million decrease in the amount of net cash provided by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2025;
●	A $2.2 million increase in operating income in 2025; and
●	A $1.1 million decrease in cash paid for taxes in 2025 due to the relative timing of payments.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding from December 31, 2024 to March 31, 2025 varied by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2023 and March 31, 2024 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2023	2024	2024	2025
Security Products	37 Days	43 Days	36 Days	43 Days
Marine Components	31 Days	35 Days	23 Days	34 Days
Consolidated CompX	36 Days	42 Days	33 Days	41 Days

As shown below, our average number of days in inventory at December 31, 2024 was comparable to March 31, 2025 as the increase at Security Products was offset by the decline at Marine Components. Security Products days in inventory at March 31, 2025 increased from December 31, 2024 primarily due to increased inventory to meet current and expected customer demand. The average number of days in inventory for Marine Components declined from December 31, 2024 to March 31, 2025 due to sales growth in the first quarter of 2025. For comparative purposes, we have provided December 31, 2023 and March 31, 2024 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2023	2024	2024	2025
Security Products	77 Days	82 Days	85 Days	88 Days
Marine Components	175 Days	108 Days	130 Days	114 Days
Consolidated CompX	95 Days	89 Days	94 Days	94 Days

Investing activities. Our capital expenditures were $.8 million and $.3 million in the first three months of 2025 and 2024, respectively. During the first three months of 2025, the promissory note balance with Valhi had net activity of nil ($.5 million of gross borrowings and $.5 million of gross repayments). During the first three months of 2024, Valhi repaid a net $.8 million under the promissory note ($5.2 million of gross borrowings and $6.0 million of gross repayments). See Note 9 to our Condensed Consolidated Financial Statements.

During the first three months of 2024, we received gross proceeds totaling $12.0 million related to U.S. treasury bill maturities.

Financing activities. Financing activities consisted only of cash dividends. Our board of directors declared a regular quarterly dividend of $.30 per share in each of the first quarters of 2024 and 2025. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $56.1 million aggregate cash and cash equivalents at March 31, 2025 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at March 31, 2025 totaled $.7 million. We expect our capital expenditures for 2025 will be approximately $3.4 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At March 31, 2025, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2024 Annual Report or in Note 7 to our Condensed Consolidated Financial Statements.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2025 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2024 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report. See also Note 8 to our Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1.Legal Proceedings.

Refer to Note 7 to our Condensed Consolidated Financial Statements and our 2024 Annual Report for descriptions of certain legal proceedings.

ITEM  1A.Risk Factors.

Reference is made to the 2024 Annual Report for a discussion of risk factors related to our businesses.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 6, 2025	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Vice President and Controller