Form 10-Q
period 2025-06-30
COMPX INTERNATIONAL INC
filed 2025-08-05
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of July 30, 2025, the registrant had 12,323,057 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$60,782	$56,215
Accounts receivable, net	14,113	16,914
Inventories, net	28,366	32,901
Prepaid expenses and other	2,035	1,566
Total current assets	105,296	107,596

Other assets:
Note receivable from affiliate	9,300	8,900
Goodwill	23,742	23,742
Other noncurrent assets	680	634
Total other assets	33,722	33,276

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,272
Equipment	75,605	77,062
Construction in progress	589	465
	104,846	106,189
Less accumulated depreciation	80,820	82,293
Net property and equipment	24,026	23,896
Total assets	$163,044	$164,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,971	$13,400
Income taxes payable to affiliate	804	967
Total current liabilities	15,775	14,367

Noncurrent liabilities:
Deferred income taxes	1,067	876
Other	57	72
Total noncurrent liabilities	1,124	948

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,396	53,513
Retained earnings	92,626	95,817
Total stockholders' equity	146,145	149,453
Total liabilities and stockholders’ equity	$163,044	$164,768

Commitments and contingencies (Note 7)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Net sales	$35,887	$40,366	$73,858	$80,638
Cost of sales	24,722	27,476	53,026	55,585
Gross margin	11,165	12,890	20,832	25,053
Selling, general and administrative expense	6,084	6,570	12,036	12,864
Operating income	5,081	6,320	8,796	12,189
Interest income	1,295	846	2,519	1,719
Income before income taxes	6,376	7,166	11,315	13,908
Income tax expense	1,532	1,713	2,717	3,324
Net income	$4,844	$5,453	$8,598	$10,584

Other comprehensive income, marketable securities adjustment:
Unrealized income arising during year, net	10	—	5	—
Comprehensive income	$4,854	$5,453	$8,603	$10,584

Basic and diluted net income per common share	$.39	$.44	$.70	$.86

Basic and diluted weighted average shares outstanding	12,316	12,321	12,315	12,320

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at March 31, 2024	$123	$53,275	$115,517	$(11)	$168,904
Net income	—	—	4,844	—	4,844
Issuance of common stock	—	121	—	—	121
Cash dividends ($.30 per share)	—	—	(3,696)	—	(3,696)
Other comprehensive income	—	—	—	10	10
Balance at June 30, 2024	$123	$53,396	$116,665	$(1)	$170,183

Balance at March 31, 2025	$123	$53,396	$94,062	$—	$147,581
Net income	—	—	5,453	—	5,453
Issuance of common stock	—	117	—	—	117
Cash dividends ($.30 per share)	—	—	(3,698)	—	(3,698)
Balance at June 30, 2025	$123	$53,513	$95,817	$—	$149,453

	Six months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$168,849
Net income	—	—	8,598	—	8,598
Issuance of common stock	—	121	—	—	121
Cash dividends ($.60 per share)	—	—	(7,390)	—	(7,390)
Other comprehensive income	—	—	—	5	5
Balance at June 30, 2024	$123	$53,396	$116,665	$(1)	$170,183

Balance at December 31, 2024	$123	$53,396	$92,626	$—	$146,145
Net income	—	—	10,584	—	10,584
Issuance of common stock	—	117	—	—	117
Cash dividends ($.60 per share)	—	—	(7,393)	—	(7,393)
Balance at June 30, 2025	$123	$53,513	$95,817	$—	$149,453

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$8,598	$10,584
Depreciation and amortization	1,846	1,868
Deferred income taxes	(370)	(191)
Noncash interest income	(574)	—
Other, net	267	258
Change in assets and liabilities:
Accounts receivable, net	1,628	(2,809)
Inventories, net	3,201	(4,664)
Accounts payable and accrued liabilities	(2,586)	(1,137)
Accounts with affiliates	(900)	153
Prepaids and other, net	389	529
Net cash provided by operating activities	11,499	4,591

Cash flows from investing activities:
Capital expenditures	(730)	(2,165)
Proceeds from maturities of marketable securities	24,000	—
Note receivable from affiliate:
Collections	13,400	6,400
Advances	(12,000)	(6,000)
Net cash provided by (used in) investing activities	24,670	(1,765)

Cash flows from financing activities -
Dividends paid	(7,390)	(7,393)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	28,779	(4,567)
Balance at beginning of period	41,393	60,782
Balance at end of period	$70,172	$56,215

Supplemental disclosures -
Cash paid for income taxes	$4,006	$3,364
Noncash investing activities -
Change in accruals for capital expenditures	(10)	(424)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at June 30, 2025. At June 30, 2025, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

On August 5, 2025 our board of directors declared a special cash dividend of $1.00 per share on our Class A common stock payable on August 27, 2025 to stockholders of record at the close of business on August 18, 2025.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2024, December 31, 2024 and June 30, 2025. The actual dates of our annual and quarterly periods are June 30, 2024, December 29, 2024 and June 29, 2025, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In thousands)
Net sales:
Security Products	$28,213	$30,683	$58,100	$60,913
Marine Components	7,674	9,683	15,758	19,725
Total	$35,887	$40,366	$73,858	$80,638

Cost of sales:
Security Products	$19,261	$21,129	$40,376	$42,361
Marine Components	5,461	6,347	12,650	13,224
Total	$24,722	$27,476	$53,026	$55,585

Gross Margin:
Security Products	$8,952	$9,554	$17,724	$18,552
Marine Components	2,213	3,336	3,108	6,501
Total	$11,165	$12,890	$20,832	$25,053

Segment selling, general and administrative expense:
Security Products	$3,510	$3,786	$6,832	$7,263
Marine Components	826	942	1,687	1,866
Total	$4,336	$4,728	$8,519	$9,129

Operating income:
Security Products	$5,442	$5,768	$10,892	$11,289
Marine Components	1,387	2,394	1,421	4,635
Segment operating income	6,829	8,162	12,313	15,924
Corporate operating expenses	(1,748)	(1,842)	(3,517)	(3,735)
Total operating income	5,081	6,320	8,796	12,189
Interest income	1,295	846	2,519	1,719
Income before income taxes	$6,376	$7,166	$11,315	$13,908

Depreciation and amortization:
Security Products	$621	$622	$1,246	$1,266
Marine Components	299	301	600	602
Total	$920	$923	$1,846	$1,868

Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate the reportable segments’ performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosure.

n

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2024	2025

	(In thousands)
Accounts receivable, net:
Security Products	$12,149	$12,933
Marine Components	2,034	4,051
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$14,113	$16,914

Note 4 – Inventories, net:

	December 31,	June 30,
	2024	2025

	(In thousands)
Raw materials:
Security Products	$4,063	$3,913
Marine Components	1,589	1,860
Total raw materials	5,652	5,773
Work-in-process:
Security Products	13,241	15,604
Marine Components	4,397	6,609
Total work-in-process	17,638	22,213
Finished goods:
Security Products	2,895	3,018
Marine Components	2,181	1,897
Total finished goods	5,076	4,915
Total inventories, net	$28,366	$32,901

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2024	2025

	(In thousands)
Accounts payable:
Security Products	$3,016	$3,146
Marine Components	671	964
Corporate	—	5
Employee benefits	9,794	7,723
Taxes other than on income	295	333
Insurance	280	299
Professional services	263	277
Customer tooling	147	136
Advances from customers	100	71
Deferred revenue	97	54
Other	308	392
Total accounts payable and accrued liabilities	$14,971	$13,400

Note 6 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$1,339	$1,505	$2,376	$2,921
State income taxes	188	201	333	391
Other, net	5	7	8	12
Total provision for income taxes	$1,532	$1,713	$2,717	$3,324

Comprehensive provision for income taxes allocable to:
Net income	$1,532	$1,713	$2,717	$3,324
Other comprehensive income - marketable securities	1	—	—	—
Total	$1,533	$1,713	$2,717	$3,324

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA, and makes changes to international tax provisions including FDII (renamed Foreign-derived Deduction Eligible Income (“FDDEI”)). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are evaluating the relevant provisions of the Act and do not expect them to have a material impact on our tax provision.

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

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		June 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$60,782	$60,782	$56,215	$56,215

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 5.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2026. Loans made to Valhi at any time under the agreement are at our discretion. At June 30, 2025, the outstanding principal balance receivable from Valhi under the promissory note was $8.9 million. Interest income (including unused commitment fees) on our loan to Valhi was $.5 million and $.4 million for the six months ended June 30, 2024 and 2025, respectively.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs), including as a result of additional or changed tariffs on imported raw materials, and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	The impact of pricing and production decisions;
●	Customer and competitor strategies including substitute products;
●	Uncertainties associated with new product development and the development of new product features;
●	Pending or possible future litigation (such as litigation related to our use of certain permitted chemicals in our production process) or other actions;
●	Our ability to protect or defend our intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities);
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Government laws and regulations and possible changes therein including new environmental, health and safety, sustainability or other regulations;
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions,

unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. government on imports from China and Mexico);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

Operating Income Overview

Operating income in the second quarter of 2025 was $6.3 million compared to $5.1 million in the same period of 2024. Operating income for the first six months of 2025 was $12.2 million compared to $8.8 million for the comparable prior year period. Our operating income increased in the second quarter and for the first six months of 2025 due to higher sales and gross margin at each of the Security Products and Marine Components segments.

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

Results of Operations

	Three months ended
	June 30,
	2024	%	2025	%

	(Dollars in thousands)
Net sales	$35,887	100.0%	$40,366	100.0%
Cost of sales	24,722	68.9	27,476	68.1
Gross margin	11,165	31.1	12,890	31.9
Operating costs and expenses	6,084	17.0	6,570	16.3
Operating income	$5,081	14.1%	$6,320	15.6%

	Six months ended
	June 30,
	2024	%	2025	%

	(Dollars in thousands)
Net sales	$73,858	100.0%	$80,638	100.0%
Cost of sales	53,026	71.8	55,585	68.9
Gross margin	20,832	28.2	25,053	31.1
Operating costs and expenses	12,036	16.3	12,864	16.0
Operating income	$8,796	11.9%	$12,189	15.1%

Net sales. Net sales increased $4.5 million and $6.8 million in the second quarter and for the first six months of 2025, respectively, compared to the same periods in 2024 due to higher Security Products sales to the government security market and higher Marine Component sales to the government and towboat markets. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales improved .8% in the second quarter of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2025 compared to the same period in 2024 primarily due to higher Marine Components gross margin percentage partially offset by lower Security Products gross margin percentage. Cost of sales as a percentage of sales improved 2.9% for the first six months of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. The increase in gross margin percentage for the six-month comparative period is primarily due to higher gross margin percentage at Marine Components, primarily in the first quarter. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter and the first six months of 2025 increased $.5 million and $.8 million, respectively, compared to the same periods in 2024 primarily due to higher employee related costs including salaries, benefits and medical expenses at both segments. Operating costs and expenses as a percentage of net sales decreased for the second quarter and for the first six months of 2025 due to higher coverage of operating costs and expenses as a result of higher sales.

Operating income. As a percentage of net sales, operating income for the second quarter and the first six months of 2025 increased compared to the same periods of 2024 and was primarily impacted by the factors affecting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income decreased $.4 million and $.8 million in the second quarter and for the first six months of 2025, respectively, compared to the same periods in 2024 primarily due to lower average interest rates and decreased cash balances.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2024	2025	Change	2024	2025	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$28,213	$30,683	9%	$58,100	$60,913	5%
Cost of sales	19,261	21,129	10	40,376	42,361	5
Gross margin	8,952	9,554	7	17,724	18,552	5
Operating costs and expenses	3,510	3,786	8	6,832	7,263	6
Operating income	$5,442	$5,768	6	$10,892	$11,289	4

Gross margin	31.7%	31.1%		30.5%	30.5%
Operating income margin	19.3	18.8		18.7	18.5

Security Products. Security Products net sales increased 9% and 5% in each of the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Relative to prior year, the increase in second quarter sales was primarily due to $3.3 million higher sales to the government security market and $.5 million higher sales to the healthcare market, partially offset by $.9 million lower sales to the transportation market, $.3 million lower sales to the tool storage market and $.2 million lower sales to distributors. Relative to prior year, the increase in sales for the first six months was primarily due to $4.9 million higher sales to the government security market and $.8 million higher sales to the healthcare market, partially offset by $1.5 million lower sales to the transportation market, $.6 million lower sales to the tool storage market and $.4 million lower sales to distributors.

Gross margin and operating income as a percentage of net sales for the second quarter of 2025 decreased slightly as compared to the same period in 2024 primarily due to higher employee related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs and operating costs and expenses as a result of higher sales. Gross margin as a percentage of net sales in the first six months of 2025 were comparable to the same period in 2024. Operating income as a percentage of net sales in the first six months of 2025 decreased slightly compared to the same period in prior year due to higher employee related costs including salaries, benefits and medical expenses.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2024	2025	Change	2024	2025	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$7,674	$9,683	26%	$15,758	$19,725	25%
Cost of sales	5,461	6,347	16	12,650	13,224	5
Gross margin	2,213	3,336	51	3,108	6,501	109
Operating costs and expenses	826	942	14	1,687	1,866	11
Operating income	$1,387	$2,394	73	$1,421	$4,635	226

Gross margin	28.8%	34.5%		19.7%	33.0%
Operating income margin	18.1	24.7		9.0	23.5

Marine Components. Marine Components net sales increased 26% in the second quarter of 2025 compared to the same period in 2024. Relative to prior year, the increase in second quarter sales was primarily due to $1.3 million higher sales to the government market and $.6 million higher sales to the towboat market. Marine Components net sales increased 25% in the first six months of 2025 compared to the same period in 2024. Relative to prior year, the increase in sales for the first six months was primarily due to $2.5 million higher sales to the government market and $2.4 million higher sales to the towboat market, partially offset by $.7 million lower sales to the center console market.

Gross margin as a percentage of net sales increased in the second quarter and for the first six months of 2025 compared to the same periods last year primarily due to increased coverage of fixed costs as a result of higher sales and to a lesser extent a more favorable customer and product mix. Operating income margin increased primarily due to increases in gross margin discussed above partially offset by higher employee related costs including salaries, benefits and medical expense.

Outlook. Sales for the first half of 2025 reflect continued robust demand across both of our segments, surpassing the first half of 2024 sales. Marine Components sales and operating income for the first six months of 2025 exceeded prior year on the strength of improved demand to the government market as well as increased sales to the towboat market primarily in the first quarter of 2025 related to a one-time stocking event for a towboat OEM customer. Security Products sales improved from prior year predominantly due to increased sales to the government security market and to a lesser extent increased sales to the healthcare market. The raw material price increases we began experiencing in the third quarter of 2024 have continued through the first half of 2025, and we are starting to see some surcharges related to tariffs on certain components, primarily electronic components from Asia.

We expect Security Products net sales in 2025 to improve over 2024 primarily due to continued higher sales to the government security and healthcare markets; however, we expect these increases will be offset somewhat by certain other markets that continue to be challenging including transportation and distribution. Security Products gross margin and operating income percentages will be challenged during the last half of 2025 primarily due to higher cost inventory we began producing late in the second quarter due to higher raw material costs and tariff related surcharges on certain raw materials, primarily electronic components, which we expect to continue in the second half of 2025. As a result, we expect gross margin and operating income margin at Security Products to be in-line with prior year. We expect Marine Components net sales to increase in 2025 predominantly due to higher expected sales to the government market as well as higher expected sales to the industrial market in the second half of the year. Overall, we expect Marine Components to have improved gross margins and operating income percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

We manufacture substantially all of our products in the U.S. and source a substantial majority of our raw materials from U.S. suppliers. We also source certain components, primarily electronic components from Asia, including China.

Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, we increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, late in the second quarter we began incurring tariff related surcharges on certain raw materials, primarily electronic components. We are working to increase selling prices to our customers to recoup these increased raw material costs, although the extent to which we can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of our customers to substitute alternative products. We will continue to monitor current and anticipated near-term customer demand levels to ensure our production capabilities and inventories are aligned accordingly.

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

Our net cash provided by operating activities for the first six months of 2025 decreased by $6.9 million as compared to the first six months of 2024. The decrease in net cash provided is primarily due to the net effects of:

●	A $10.7 million increase in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2025;
●	A $3.4 million increase in operating income in 2025; and
●	A $.6 million decrease in cash paid for taxes in 2025 due to the relative timing of payments.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding increased from December 31, 2024 to June 30, 2025 primarily as a result of a seasonal increase in sales during the second quarter as compared to the fourth quarter and the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2023 and June 30, 2024 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2023	2024	2024	2025
Security Products	37 Days	40 Days	36 Days	38 Days
Marine Components	31 Days	34 Days	23 Days	38 Days
Consolidated CompX	36 Days	39 Days	33 Days	38 Days

As shown below, our average number of days in inventory increased from December 31, 2024 to June 30, 2025 primarily due to increased inventory as a result of higher raw material and production costs and to meet expected customer demand at both Security Products and Marine Components. For comparative purposes, we have provided December 31, 2023 and June 30, 2024 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2023	2024	2024	2025
Security Products	77 Days	88 Days	85 Days	97 Days
Marine Components	175 Days	144 Days	130 Days	149 Days
Consolidated CompX	95 Days	101 Days	94 Days	109 Days

Investing activities. Our capital expenditures were $2.2 million and $.7 million in the first six months of 2025 and 2024, respectively. During the first six months of 2025, Valhi repaid a net $.4 million under the promissory note ($6.0 million of gross borrowings and $6.4 million of gross repayments). During the first six months of 2024, Valhi repaid a net $1.4 million under the promissory note ($12.0 million of gross borrowings and $13.4 million of gross repayments). See Note 9 to our Condensed Consolidated Financial Statements.

During the first six months of 2024, we received gross proceeds totaling $24.0 million related to U.S. treasury bill maturities.

Financing activities. Financing activities consisted only of cash dividends. During each of the first six months of 2025 and 2024, we paid aggregate quarterly dividends to CompX stockholders of $.60 per share. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay. In this regard, in August 2025, our board of directors declared a special dividend of $1.00 per share on our Class A common stock, par value $.01 per share. The special dividend is payable on August 27, 2025 to stockholders of record at the close of business on August 18, 2025.

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

All of our $56.2 million aggregate cash and cash equivalents at June 30, 2025 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2025 totaled $.6 million. We expect our capital expenditures for 2025 will be approximately $3.4 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At June 30, 2025, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2024 Annual Report or in Note 7 to our Condensed Consolidated Financial Statements.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2025 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 5, 2025	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Senior Vice President and Controller