Form 10-Q
period 2025-09-30
COMPX INTERNATIONAL INC
filed 2025-11-05
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of October 31, 2025, the registrant had 12,323,057 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$60,782	$46,268
Accounts receivable, net	14,113	17,862
Inventories, net	28,366	30,951
Prepaid expenses and other	2,035	2,197
Total current assets	105,296	97,278

Other assets:
Note receivable from affiliate	9,300	8,100
Goodwill	23,742	23,742
Other noncurrent assets	680	622
Total other assets	33,722	32,464

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,272
Equipment	75,605	77,757
Construction in progress	589	540
	104,846	106,959
Less accumulated depreciation	80,820	82,977
Net property and equipment	24,026	23,982
Total assets	$163,044	$153,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,971	$14,052
Income taxes payable to affiliate	804	1,116
Total current liabilities	15,775	15,168

Noncurrent liabilities:
Deferred income taxes	1,067	804
Other	57	96
Total noncurrent liabilities	1,124	900

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,396	53,513
Retained earnings	92,626	84,020
Total stockholders' equity	146,145	137,656
Total liabilities and stockholders’ equity	$163,044	$153,724

Commitments and contingencies (Note 7)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(unaudited)
Net sales	$33,667	$39,950	$107,525	$120,588
Cost of sales	24,199	28,921	77,225	84,506
Gross margin	9,468	11,029	30,300	36,082
Selling, general and administrative expense	6,119	6,268	18,155	19,132
Operating income	3,349	4,761	12,145	16,950
Interest income	1,235	800	3,754	2,519
Income before income taxes	4,584	5,561	15,899	19,469
Income tax expense	1,106	1,339	3,823	4,663
Net income	$3,478	$4,222	$12,076	$14,806

Other comprehensive income, marketable securities adjustment:
Unrealized income arising during year, net	1	—	6	—
Comprehensive income	$3,479	$4,222	$12,082	$14,806

Basic and diluted net income per common share	$.28	$.34	$.98	$1.20

Basic and diluted weighted average shares outstanding	12,319	12,323	12,316	12,321

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30, 2024 and 2025 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at June 30, 2024	$123	$53,396	$116,665	$(1)	$170,183
Net income	—	—	3,478	—	3,478
Cash dividends ($2.30 per share)	—	—	(28,332)	—	(28,332)
Other comprehensive income	—	—	—	1	1
Balance at September 30, 2024	$123	$53,396	$91,811	$—	$145,330

Balance at June 30, 2025	$123	$53,513	$95,817	$—	$149,453
Net income	—	—	4,222	—	4,222
Cash dividends ($1.30 per share)	—	—	(16,019)	—	(16,019)
Balance at September 30, 2025	$123	$53,513	$84,020	$—	$137,656

	Nine months ended September 30, 2024 and 2025 (unaudited)
				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2023	$123	$53,275	$115,457	$(6)	$168,849
Net income	—	—	12,076	—	12,076
Issuance of common stock	—	121	—	—	121
Cash dividends ($2.90 per share)	—	—	(35,722)	—	(35,722)
Other comprehensive income	—	—	—	6	6
Balance at September 30, 2024	$123	$53,396	$91,811	$—	$145,330

Balance at December 31, 2024	$123	$53,396	$92,626	$—	$146,145
Net income	—	—	14,806	—	14,806
Issuance of common stock	—	117	—	—	117
Cash dividends ($1.90 per share)	—	—	(23,412)	—	(23,412)
Balance at September 30, 2025	$123	$53,513	$84,020	$—	$137,656

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$12,076	$14,806
Depreciation and amortization	2,763	2,764
Deferred income taxes	(539)	(263)
Noncash interest income	(639)	—
Other, net	339	313
Change in assets and liabilities:
Accounts receivable, net	2,595	(3,761)
Inventories, net	2,494	(2,769)
Accounts payable and accrued liabilities	(2,634)	(622)
Accounts with affiliates	(766)	223
Prepaids and other, net	(78)	155
Net cash provided by operating activities	15,611	10,846

Cash flows from investing activities:
Capital expenditures, net	(1,194)	(3,148)
Proceeds from maturities of marketable securities	36,000	—
Note receivable from affiliate:
Collections	20,400	11,900
Advances	(17,700)	(10,700)
Net cash provided by (used in) investing activities	37,506	(1,948)

Cash flows from financing activities -
Dividends paid	(35,722)	(23,412)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	17,395	(14,514)
Balance at beginning of period	41,393	60,782
Balance at end of period	$58,788	$46,268

Supplemental disclosures -
Cash paid for income taxes	$5,154	$4,628
Noncash investing activities -
Change in accruals for capital expenditures	(33)	(429)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at September 30, 2025. At September 30, 2025, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Cash dividends in 2025 include a $1.00 per share special dividend.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2024, December 31, 2024 and September 30, 2025. The actual dates of our annual and quarterly periods are September 29, 2024, December 29, 2024 and September 28, 2025, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In thousands)
Net sales:
Security Products	$26,567	$30,266	$84,667	$91,179
Marine Components	7,100	9,684	22,858	29,409
Total	$33,667	$39,950	$107,525	$120,588

Cost of sales:
Security Products	$18,486	$21,698	$58,862	$64,059
Marine Components	5,713	7,223	18,363	20,447
Total	$24,199	$28,921	$77,225	$84,506

Gross margin:
Security Products	$8,081	$8,568	$25,805	$27,120
Marine Components	1,387	2,461	4,495	8,962
Total	$9,468	$11,029	$30,300	$36,082

Segment selling, general and administrative expense:
Security Products	$3,528	$3,583	$10,360	$10,846
Marine Components	784	915	2,471	2,781
Total	$4,312	$4,498	$12,831	$13,627

Operating income:
Security Products	$4,553	$4,985	$15,445	$16,274
Marine Components	603	1,546	2,024	6,181
Segment operating income	5,156	6,531	17,469	22,455
Corporate operating expenses	(1,807)	(1,770)	(5,324)	(5,505)
Total operating income	3,349	4,761	12,145	16,950
Interest income	1,235	800	3,754	2,519
Income before income taxes	$4,584	$5,561	$15,899	$19,469

Depreciation and amortization:
Security Products	$614	$601	$1,861	$1,867
Marine Components	303	295	902	897
Total	$917	$896	$2,763	$2,764

Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate the reportable segments’ performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosure.

n

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2024	2025

	(In thousands)
Accounts receivable, net:
Security Products	$12,149	$13,855
Marine Components	2,034	4,077
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$14,113	$17,862

Note 4 – Inventories, net:

	December 31,	September 30,
	2024	2025

	(In thousands)
Raw materials:
Security Products	$4,063	$4,152
Marine Components	1,589	1,615
Total raw materials	5,652	5,767
Work-in-process:
Security Products	13,241	14,849
Marine Components	4,397	5,801
Total work-in-process	17,638	20,650
Finished goods:
Security Products	2,895	2,782
Marine Components	2,181	1,752
Total finished goods	5,076	4,534
Total inventories, net	$28,366	$30,951

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2024	2025

	(In thousands)
Accounts payable:
Security Products	$3,016	$2,574
Marine Components	671	615
Corporate	—	18
Payable to affiliate - Contran	—	142
Employee benefits	9,794	9,025
Taxes other than on income	295	471
Insurance	280	303
Professional services	263	270
Customer tooling	147	125
Advances from customers	100	113
Deferred revenue	97	50
Other	308	346
Total accounts payable and accrued liabilities	$14,971	$14,052

Note 6 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In thousands)
Expected tax expense, at the U.S. federal statutory income tax rate of 21%	$963	$1,167	$3,339	$4,088
State income taxes	134	157	467	548
Other, net	9	15	17	27
Total provision for income taxes	$1,106	$1,339	$3,823	$4,663

Comprehensive provision for income taxes allocable to:
Net income	$1,106	$1,339	$3,823	$4,663
Other comprehensive loss - marketable securities	(1)	—	(1)	—
Total	$1,105	$1,339	$3,822	$4,663

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA, and makes changes to international tax provisions including Foreign-Derived Intangible Income (“FDII”) (renamed Foreign-derived Deduction Eligible Income (“FDDEI”)). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our 2025 consolidated financial statements, and we are in the process of evaluating the impact to future years as additional provisions take effect.

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

Note 8 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		September 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$60,782	$60,782	$46,268	$46,268

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 5.

Note 9 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2026. Loans made to Valhi at any time under the agreement are at our discretion. At September 30, 2025, the outstanding principal balance receivable from Valhi under the promissory note was $8.1 million. Interest income (including unused commitment fees) on our loan to Valhi was $.8 million and $.7 million for the nine months ended September 30, 2024 and 2025, respectively.

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

Operating Income Overview

Operating income in the third quarter of 2025 was $4.8 million compared to $3.3 million in the same period of 2024. Operating income for the first nine months of 2025 was $17.0 million compared to $12.1 million for the comparable prior year period. Our operating income increased in the third quarter and for the first nine months of 2025 due to higher sales and gross margin at each of the Security Products and Marine Components segments.

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

Results of Operations

	Three months ended
	September 30,
	2024	%	2025	%

	(Dollars in thousands)
Net sales	$33,667	100.0%	$39,950	100.0%
Cost of sales	24,199	71.9	28,921	72.4
Gross margin	9,468	28.1	11,029	27.6
Operating costs and expenses	6,119	18.2	6,268	15.7
Operating income	$3,349	9.9%	$4,761	11.9%

	Nine months ended
	September 30,
	2024	%	2025	%

	(Dollars in thousands)
Net sales	$107,525	100.0%	$120,588	100.0%
Cost of sales	77,225	71.8	84,506	70.1
Gross margin	30,300	28.2	36,082	29.9
Operating costs and expenses	18,155	16.9	19,132	15.9
Operating income	$12,145	11.3%	$16,950	14.0%

Net sales. Net sales increased $6.3 million and $13.1 million in the third quarter and for the first nine months of 2025, respectively, compared to the same periods in 2024 primarily due to higher Security Products sales to the government security market and higher Marine Component sales to various markets including the towboat, government and industrial markets. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of sales increased .5% in the third quarter of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the third quarter of 2025 compared to the same period in 2024 primarily due to lower Security Products gross margin percentage partially offset by higher Marine Components gross margin percentage. Cost of sales as a percentage of sales improved 1.7% for the first nine months of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. The increase in gross margin percentage for the nine-month comparative period is primarily due to higher gross margin percentage at Marine Components, partially offset by lower Security Products gross margin percentage. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the third quarter of 2025 were comparable to the same period in 2024. Operating costs and expenses for the first nine months of 2025 increased $1.0 million compared to the same period in 2024 primarily due to higher employee-related costs including salaries, benefits and medical expenses at both segments. Operating costs and expenses as a percentage of net sales decreased for the third quarter and for the first nine months of 2025 due to higher coverage of operating costs and expenses as a result of higher sales.

Operating income. As a percentage of net sales, operating income for the third quarter and the first nine months of 2025 increased compared to the same periods of 2024 and was primarily impacted by the factors affecting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income decreased $.4 million and $1.2 million in the third quarter and for the first nine months of 2025, respectively, compared to the same periods in 2024 primarily due to lower average interest rates and decreased cash balances.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2024	2025	Change	2024	2025	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$26,567	$30,266	14%	$84,667	$91,179	8%
Cost of sales	18,486	21,698	17	58,862	64,059	9
Gross margin	8,081	8,568	6	25,805	27,120	5
Operating costs and expenses	3,528	3,583	2	10,360	10,846	5
Operating income	$4,553	$4,985	9	$15,445	$16,274	5

Gross margin	30.4%	28.3%		30.5%	29.7%
Operating income margin	17.1	16.5		18.2	17.8

Security Products. Security Products net sales increased 14% and 8% in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Relative to prior year, the increase in third quarter sales was primarily due to $4.0 million higher sales to the government security market and $.3 million higher sales to the gas station security market, partially offset by $.7 million lower sales to the healthcare market and $.3 million lower sales to the tool storage market. Relative to prior year, the increase in sales for the first nine months was primarily due to $8.9 million higher sales to the government security market and $.5 million higher sales to the gas station security market, partially offset by lower sales to a variety of other markets including $1.3 million lower sales to the transportation market, $.9 million lower sales to the tool storage market and $.4 million lower contract plating sales.

Gross margin as a percentage of net sales for the third quarter of 2025 decreased compared to the same period in 2024 primarily due to higher cost inventory produced during the second quarter of 2025 and sold in the third quarter of 2025 and higher employee-related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs as a result of higher sales. Gross margin as a percentage of net sales for the first nine months of 2025 decreased compared to the same period in 2024 primarily due to higher employee-related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs as result of higher sales. Operating income margin for the third quarter and for the first nine months of 2025 decreased primarily due to the decreases in gross margin discussed above partially offset by increased coverage of operating costs and expenses on higher sales.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2024	2025	Change	2024	2025	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$7,100	$9,684	36%	$22,858	$29,409	29%
Cost of sales	5,713	7,223	26	18,363	20,447	11
Gross margin	1,387	2,461	77	4,495	8,962	99
Operating costs and expenses	784	915	17	2,471	2,781	13
Operating income	$603	$1,546	156	$2,024	$6,181	205

Gross margin	19.5%	25.4%		19.7%	30.5%
Operating income margin	8.5	16.0		8.9	21.0

Marine Components. Marine Components net sales increased 36% in the third quarter of 2025 compared to the same period in 2024. Relative to prior year, the increase in third quarter sales was primarily due to $1.2 million higher sales to the industrial market, $.9 million higher sales to the towboat market and $.5 million higher sales to the government market. Marine Components net sales increased 29% in the first nine months of 2025 compared to the same period in 2024. Relative to prior year, the increase in sales for the first nine months was primarily due to $3.2 million higher sales to the towboat market, $3.1 million higher sales to the government market and $1.0 million higher sales to the industrial market, partially offset by $.9 million lower sales to the center console market.

Gross margin as a percentage of net sales increased in the third quarter and for the first nine months of 2025 compared to the same periods last year primarily due to increased coverage of fixed costs as a result of higher sales and to a lesser extent a more favorable customer and product mix. Operating income margin increased primarily due to the increases in gross margin discussed above and increased coverage of operating costs and expenses on higher sales.

Outlook. Sales for the first nine months of 2025 reflect sustained demand across both of our segments, with year-to-date results exceeding those for the same period in 2024. Marine Components sales and operating income for the first nine months of 2025 exceeded prior year levels, driven by improved demand in the government and industrial markets as well as increased sales to the towboat market primarily in the first quarter of 2025 related to a one-time stocking event for a towboat OEM customer. Security Products sales improved from prior year primarily due to increased sales to the government security market. Raw material price increases that began in the third quarter of 2024 have persisted through the first nine months of 2025. Additionally, we began incurring tariff-related surcharges on certain components, primarily electronic components from Asia, beginning late in the second quarter of 2025. We expect these cost pressures to continue through the remainder of the year.

We expect Security Products net sales in 2025 to improve over 2024 primarily due to continued higher sales to the government security market. However, we expect softness in various other markets to partially offset these gains, primarily the transportation and tool storage markets. Security Products gross margin and operating income percentages are expected to be slightly below prior year levels due to the impact of higher-cost inventory and tariff-related surcharges. We expect Marine Components net sales to increase in 2025 predominantly due to higher expected sales to the government and industrial markets as well as the one-time stocking event for a towboat OEM customer in the first quarter 2025. Overall, we expect Marine Components to have improved gross margin and operating income percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

We manufacture substantially all of our products in the U.S. and source a substantial majority of our raw materials from U.S. suppliers. We also source certain components, primarily electronic components from Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, we increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, late in the second quarter we began incurring tariff-related surcharges on certain raw materials, primarily electronic components. In addition to tariffs on imported raw materials and components, some of our U.S. based suppliers have recently begun to implement tariff-related surcharges on certain U.S. based purchases. Where possible, we are increasing selling prices to our customers to recoup these increased raw material costs, although the extent to which we can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of our customers to substitute alternative products. We will continue to monitor current and anticipated near-term customer demand levels to ensure our production capabilities and inventories are aligned accordingly.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. Currently, our supply chains are stable and transportation and logistical delays are minimal. We have experienced global and domestic supply chain challenges in the past, and any future impacts on our operations will depend on, among other things, any future disruption in our operations or our suppliers’ operations, the effect of tariffs, and the impact of economic conditions, consumer confidence, and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Our net cash provided by operating activities for the first nine months of 2025 decreased by $4.8 million as compared to the first nine months of 2024. The decrease in net cash provided is primarily due to the net effects of:

●	A $9.4 million increase in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2025;
●	A $4.9 million increase in operating income in 2025;

●	A $.7 million decrease in interest received in 2025 due to lower interest rates and decreased cash balances; and
●	A $.5 million decrease in cash paid for taxes in 2025 due to the relative timing of payments.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding increased from December 31, 2024 to September 30, 2025 primarily as a result of a seasonal increase in sales during the third quarter as compared to the fourth quarter and the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2023 and September 30, 2024 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days Sales Outstanding:	2023	2024	2024	2025
Security Products	37 Days	40 Days	36 Days	42 Days
Marine Components	31 Days	37 Days	23 Days	38 Days
Consolidated CompX	36 Days	39 Days	33 Days	41 Days

As shown below, our average number of days in inventory increased from December 31, 2024 to September 30, 2025 primarily due to increased inventory at Security Products as a result of higher raw material and production costs and to meet expected customer demand, partially offset by lower days in inventory at Marine Components primarily due to higher sales volumes for the third quarter of 2025 as compared to the fourth quarter of 2024. For comparative purposes, we have provided December 31, 2023 and September 30, 2024 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2023	2024	2024	2025
Security Products	77 Days	98 Days	85 Days	91 Days
Marine Components	175 Days	130 Days	130 Days	116 Days
Consolidated CompX	95 Days	105 Days	94 Days	97 Days

Investing activities. Our capital expenditures were $3.1 million and $1.2 million in the first nine months of 2025 and 2024, respectively. During the first nine months of 2025, Valhi repaid a net $1.2 million under the promissory note ($10.7 million of gross borrowings and $11.9 million of gross repayments). During the first nine months of 2024, Valhi repaid a net $2.7 million under the promissory note ($17.7 million of gross borrowings and $20.4 million of gross repayments). See Note 9 to our Condensed Consolidated Financial Statements.

During the first nine months of 2024, we received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities.

Financing activities. Financing activities consisted only of cash dividends. During the first nine months of 2025 and 2024, we paid aggregate quarterly dividends to CompX stockholders of $.90 per share. Additionally, in August 2024 and August 2025, our board of directors declared a special dividend on our Class A common stock of $2.00 per share ($24.6 million) and $1.00 per share ($12.3 million), respectively. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $46.3 million aggregate cash and cash equivalents at September 30, 2025 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2025 totaled $1.2 million. We expect our capital expenditures for 2025 will be approximately $4 million primarily to meet our existing customer demand and those required to properly maintain our facilities and technology infrastructure.

Stock repurchase program. At September 30, 2025, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2024 Annual Report or in Note 7 to our Condensed Consolidated Financial Statements.

Recent accounting pronouncements –

See Note 10 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2025 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 5, 2025	By:	/s/ Amy A. Samford
Amy A. Samford
Executive Vice President and Chief Financial Officer

	By:	/s/ Amy E. Ruf
Amy E. Ruf
Senior Vice President and Controller