Form 10-K
period 2025-12-31
COMPX INTERNATIONAL INC
filed 2026-03-04
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 1.6 million shares of voting stock held by nonaffiliates of CompX International Inc. as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) approximated $41.7 million.

As of February 27, 2026, registrant had 12,323,057 shares of Class A common stock, $.01 par value per share, outstanding.

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

At December 31, 2025, NL Industries, Inc. (NYSE: NL) owns approximately 87% of our outstanding common stock, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a subsidiary of Contran Corporation owns approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Changes in our raw material and other operating costs (such as zinc, brass, aluminum, steel and energy costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	The impact of pricing and production decisions;
●	Customer and competitor strategies including substitute products;

●	Our ability to retain key customers;
●	Uncertainties associated with new product development and the development of new product features;
●	Pending or possible future litigation (such as litigation related to our use of certain permitted chemicals in our production process) or other actions;
●	Our ability to protect or defend our intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities);
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Government laws and regulations and possible changes therein including new environmental, health and safety, sustainability or other regulations;
●	General global economic and political conditions that disrupt our supply chain, reduce demand or perceived demand for component products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. government on imports from China and Mexico);
●	Technology related disruptions (including, but not limited to, cyber attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders; and
●	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

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

Marine Components. Our Marine Components segment manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (towboats) and performance boats. Our Marine Components segment also manufactures and distributes to the industrial market. Our Marine Components segment has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. Our specialty Marine Components products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	wake enhancement devices, trim tabs, steering wheels and billet aluminum accessories;
●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	dash panels, LED indicators and wire harnesses;
●	grab handles, pin cleats and other accessories; and
●	made to order fabricated metal products primarily to the industrial market.

For information regarding our three principal manufacturing facilities, see “Item 2 – Properties.”

Raw Materials

Our primary raw materials are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 14% of our total cost of sales for 2025. Total material costs, including purchased components, represented approximately 43% of our cost of sales in 2025.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity-related raw material costs to a certain extent. At other times we may make spot buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. During 2025, we experienced increases in the cost of certain raw materials. Throughout the year, market prices for brass and aluminum experienced a general upward trend. Stainless steel prices were relatively stable in the first part of the year but began increasing during the latter half of the year. Zinc pricing was relatively stable, and we were able to mitigate cost impacts through strategic spot buy purchases. In most cases, commodity raw materials we purchase include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation, and energy. Processing and conversion costs are not expected to decrease. Based on current economic conditions, we expect the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2026 to be more volatile compared to 2025. In addition to supply and demand, governmental actions such as tariffs may impact raw material markets. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, we seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which we compete. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks

We hold a number of patents relating to our component products, certain of which we believe to be important to us and our continuing business activity. Patents generally have a term of 20 years, and our patents have remaining terms ranging from less than one year to 15 years at December 31, 2025.

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

We sell to a diverse customer base with only one customer representing 10% or more of our consolidated net sales in 2025 (United States Postal Service representing 26%). Our largest ten customers accounted for approximately 52% of our consolidated net sales in 2025.

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

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have an insider trading policy that applies to both employees and non-employee directors.

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

Our operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-

hazardous substances, materials and wastes, some of which are becoming stricter over time. Our operations also are subject to federal, state and local laws and regulations relating to worker health and safety. We believe we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

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

As of December 31, 2025, we employed 549 people, all in the United States. We believe our labor relations are good.

Health and Safety – Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards, and we continuously seek to improve occupational and process safety performance. We conduct our business in ways intended to provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve these results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and our people, and we have established policies designed to promote compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. We track this data to assess the quality of our safety performance, and we use lost time incidents as a key measure of worker safety. We define lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. We had one lost time incident in each of 2023 and 2024 and two in 2025.

Website and Available Information

Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in this Form 10-K is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2023, 2024 and 2025 are December 31, 2023, December 29, 2024, and December 28, 2025, respectively. Each of the years ending December 31, 2023, 2024, and 2025 consisted of 52 weeks. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto available free of charge through our website at www.compxinternational.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Certain components used in our products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflicts or trade wars and public health crises such as pandemics, could prevent our vendors from being able to supply these components. Should our vendors not be able to meet their supply obligations or should we be otherwise unable to obtain necessary raw materials or components, we may incur higher supply costs or may be required to reduce or suspend production. In addition, the imposition of new tariffs or increases in existing tariffs by the U.S. government on imports from China, Mexico or other countries from which we import raw materials and other components could increase our supply costs. Increases in our supply costs may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

Dependence on significant customers could adversely affect our business and results of operations.

For the year ended December 31, 2025, our ten largest customers accounted for approximately 52% of our consolidated net sales, with a single customer accounting for 26% of our consolidated net sales. Because our customers’ purchases are made through purchase orders rather than long-term contracts or minimum purchase commitments, order levels can fluctuate significantly from period to period based on customer needs. In addition, significant customers may negotiate more favorable pricing or terms, which may pressure our operating margins. If any significant customer reduces its purchases, loses market share for its end-use products, experiences financial difficulty, changes suppliers, or otherwise alters its relationship with us, demand for our products could decline. Any such reduction in sales could potentially have a material adverse effect on our revenues and results of operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

We recognize the importance of proactively assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violations of data privacy or security laws. Our cybersecurity program is built on both operational and compliance foundations. The operational component focuses on continuous monitoring, detection, prevention, measurement, analysis and response to cybersecurity threats and incidents, including emerging risks. The compliance component provides oversight through risk-based controls designed to protect the confidentiality, integrity and availability of company data stored, processed or transmitted. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Our cybersecurity program is led by our director of information technology (IT), who is ultimately responsible for developing and executing our overall information security strategy, policies, security engineering, operations and cyber threat detection and response. Our director of IT has extensive information technology and program management experience and leads a team with significant tenure and familiarity with our organization. Our director of IT reports to our vice president in charge of coordinating operational activities within our business segments. Our cybersecurity risks are also reviewed and tested annually through third party assessments and internal and external information technology audits. Our information technology team reviews cybersecurity risks at least annually, integrating findings into strategic risk assessments and applicable corrective action plans.

We continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity posture. We engage reputable third-party security firms to provide guidance on industry best practices and regulatory standards, to support proactive and reactive cybersecurity efforts, and to conduct periodic evaluations of our cybersecurity posture, such as through penetration testing and security audits; these evaluations include testing both the design and operational effectiveness of our security controls. All company employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through periodic informational updates. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our director of IT and senior executives including our chief executive officer, chief financial officer and general counsel, and our executive vice president who is also the Contran chief information officer. Information security events and incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT team is responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for strategic review and response coordination. Incidents are evaluated to determine regulatory requirements, materiality and potential operational, financial and reputational impact. Our CIDAC performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

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

We also maintain a documented incident response plan. In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal), senior leadership, our CIDAC and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

We face multiple cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any major breaches, we actively monitor and mitigate cyber threats, including phishing attempts, malware and targeted attacks. To date such incidents have been minor, isolated and promptly contained. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- Risk Factors.

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

ITEM 3.LEGAL PROCEEDINGS

We are involved, from time to time, in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. In addition to the information included below, see Note 10 to our Consolidated Financial Statements.

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

Common Stock and Dividends. Our Class A common stock is listed and traded on the NYSE American (symbol: CIX). As of February 27, 2026, there were approximately 17 holders of record of CompX Class A common stock.

Performance Graph. Set forth below is a line graph comparing the yearly change in our cumulative total stockholder returns on our Class A common stock against the cumulative total return of the Russell 2000 Index and an index of a self-selected peer group of companies for the period from December 31, 2020 through December 31, 2025. The peer group index is comprised of The Eastern Company and Strattec Security Corporation. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2020 and assumes the reinvestment of our dividends in shares of our stock.

	December 31,
	2020	2021	2022	2023	2024	2025
CompX International Inc.	$100	$164	$151	$217	$249	$241
Russell 2000 Index	100	115	91	107	119	134
Peer Group	100	89	60	71	100	130

Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
CompX Intemational Inc.
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

Equity compensation plan information. We have a share based incentive compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. At December 31, 2025, 115,150 shares are available for future award under this plan. See Note 8 to the Consolidated Financial Statements.

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

Operating Income Overview

We reported operating income of $22.6 million in 2025 compared to $17.0 million in 2024 and $25.4 million in 2023. The increase in operating income in 2025 compared to 2024 was driven by higher sales and improved gross margin at each of the Security Products and Marine Components segments. In contrast, the decline in operating income in 2024 compared to 2023 resulted from lower sales and reduced gross margin across both segments. See results of operations discussion below.

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

Results of Operations - 2025 Compared to 2024 and 2024 Compared to 2023

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(In millions)
Net sales	$161.3	$145.9	$158.3	(10)%	8%
Cost of sales	112.1	104.6	110.1	(7)	5

Gross margin	49.2	41.3	48.2	(16)	16

Operating costs and expenses	23.8	24.3	25.6	2	5

Operating income	$25.4	$17.0	$22.6	(33)	33

Percent of net sales:
Cost of sales	69.5%	71.7%	69.6%
Gross margin	30.5	28.3	30.4
Operating costs and expenses	14.7	16.7	16.2
Operating income	15.8	11.7	14.3

Net Sales. Net sales increased $12.4 million in 2025 compared to 2024 primarily due to higher Security Products sales to the government security market and higher Marine Components sales to various markets including the towboat, government and industrial markets. See segment results discussion below.

Net sales decreased $15.4 million in 2024 compared to 2023 primarily due to lower Marine Components sales to the towboat market and lower Security Products sales to the government security market as a result of sales related to a pilot project that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024. See segment results discussion below.

Cost of Sales and Gross Margin. Cost of sales increased in 2025 compared to 2024 primarily due to the effects of higher sales at both Security Products and Marine Components as well as increased production costs across both business segments. However, cost of sales as a percentage of net sales declined over the same period driven by a more favorable customer and product mix, particularly within Security Products, and increased coverage of fixed costs due to higher sales across both segments. As a result, gross margin as a percentage of net sales increased in 2025 compared to 2024. See segment results discussion below.

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

Operating Costs and Expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased $1.3 million in 2025 compared to 2024 predominantly due to higher employee-related costs including salaries, benefits, and medical expenses at both segments. As a percentage of net sales, operating costs and expenses decreased in 2025 compared to 2024 primarily due to higher coverage of operating cost and expenses as a result of higher sales, partially offset by the increased employee-related costs discussed above. See segment results discussion below.

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

Operating Income. As a percentage of net sales, operating income increased in 2025 compared to 2024 and decreased in 2024 compared to 2023. Operating income margins were primarily impacted by the factors affecting net sales, cost of sales, gross margin and operating costs discussed above. See segment results discussion below.

General. Our profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 43% of our cost of sales in 2025, with commodity-related raw materials representing approximately 14% of our cost of sales. During 2025, we experienced increases in the cost of certain raw materials. Throughout the year, market prices for brass and aluminum experienced a general upward trend. Stainless steel prices were relatively stable in the first part of 2025 but began increasing during the latter half of the year. Zinc pricing was relatively stable in 2025, and we were able to mitigate increases through strategic spot buy purchases. In most cases, commodity raw materials we purchase include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease. Based on current economic conditions, we expect the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2026 to be more volatile compared to 2025. In addition to supply and demand, governmental actions such as tariffs may impact raw material markets.

We occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Interest Income. Interest income decreased in 2025 compared to 2024 primarily due to lower average interest rates and decreased average investment balances. Interest income increased in 2024 compared to 2023 primarily due to higher interest rates and higher average investment balances, somewhat offset by lower average loan balances on our loan to an affiliate. See Note 9 to our Consolidated Financial Statements.

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

Our effective income tax rate was 24% in each of 2023 and 2024 and 25% in 2025. See Notes 7 and 10 to our Consolidated Financial Statements. We currently expect our effective income tax rate for 2026 to be comparable to our effective income tax rate for 2025.

Segment Results

The key performance indicator for our segments is operating income (see discussion below). For additional information regarding our segments refer to Note 2 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(In millions)
Security Products:
Net sales	$121.2	$115.2	$120.7	(5)%	5%
Cost of sales	82.8	80.5	83.8	(3)	4
Gross margin	38.4	34.7	36.9	(10)	6
Operating costs and expenses	13.5	13.9	14.4	3	4
Operating income	$24.9	$20.8	$22.5	(16)	8

Gross margin	31.7%	30.1%	30.6%
Operating income margin	20.6	18.1	18.6

Security Products. Security Products net sales increased 5% to $120.7 million in 2025 compared to $115.2 million in 2024. Relative to prior year, the increase in sales was primarily due to $9.9 million higher sales to the government security market and $.6 million higher sales to the gas station security market, partially offset by lower sales to a variety of other markets including $2.3 million lower sales to the healthcare market, $1.3 million lower sales to the transportation market and $.5 million lower sales to the tool storage market. Gross margin as a percentage of net sales increased in 2025 as compared to 2024 primarily due to increased coverage of fixed costs due to higher sales and a more favorable customer and product mix. These factors were partially offset by higher cost associated with inventory sold during the second half of the year and increased employee-related expenses including salaries, benefits and medical costs, of $2.6 million. Operating income margin increased for 2025 compared to 2024 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales partially offset by higher operating costs and expenses, including increased employee-related expenses of $.5 million.

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

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(In millions)
Marine Components:
Net sales	$40.1	$30.7	$37.6	(23)%	22%
Cost of sales	29.3	24.1	26.3	(18)	9
Gross margin	10.8	6.6	11.3	(39)	70
Operating costs and expenses	3.6	3.3	3.8	(8)	14
Operating income	$7.2	$3.3	$7.5	(54)	126

Gross margin	27.0%	21.6%	29.9%
Operating income margin	18.0	10.8	19.8

Marine Components. Marine Components net sales increased 22% in 2025 as compared to 2024 primarily due to $2.7 million higher sales to the towboat market (including a one-time stocking event for a towboat OEM customer), $2.5 million higher sales to the government market and $2.2 million higher sales to the industrial market, partially offset by $1.1 million lower sales to the center console market. Gross margin as a percentage of sales increased in 2025 compared to 2024 primarily due to increased coverage of fixed costs as a result of higher sales partially offset by higher employee-related expenses including salaries, benefits and medical costs of $1.7 million. Operating income as a percentage of net sales increased in 2025 compared to 2024 due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses on higher sales, partially offset by higher operating costs and expenses, including increased employee-related expenses of $.4 million.

Marine Components net sales decreased 23% in 2024 as compared to 2023 primarily due to $8.7 million lower sales to the towboat market through the first three quarters of 2024, partially offset by higher sales in the fourth quarter of 2024, including $1.1 million higher sales to the towboat market and $1.0 million higher sales to the government market. Relative to the full year of 2023, sales were $7.6 million lower to the towboat market (primarily to original equipment boat manufacturers), $1.4 million lower to the industrial market and $.6 million lower to each of the engine builder market and distributors, partially offset by $1.4 million higher sales to the government market. Gross margin as a percentage of sales decreased in 2024 compared to 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix, lower employee salaries and benefits of approximately $1.8 million primarily related to headcount reductions and decreased labor costs of $1.2 million due to lower production volumes. Operating income as a percentage of net sales decreased in 2024 compared to 2023 due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee related expenses of $.2 million.

Outlook.  Sales for 2025 were strong across both operating segments, exceeding 2024 levels. At Marine Components, improved demand in the government and industrial markets—combined with the one-time stocking event noted above—drove sales and operating income significantly above prior-year levels. At Security Products, sales increased compared to 2024 primarily due to higher demand from the government security market, partially offset by continued softness across a variety of markets including transportation, healthcare, and tool storage.

We expect modest growth in both Security Products and Marine Components net sales in 2026 as we align pricing, product features, and service levels with market conditions and customer requirements. At Security Products, we anticipate sales increases in most markets, partially offset by ongoing softness in the transportation market. At Marine Components, net sales growth in 2026 is expected to come primarily from the industrial market. Recreational marine sales appear to have largely stabilized, and (excluding the one-time restocking event noted above) sales to the towboat market in 2026 are expected to be comparable to 2025.

We expect gross margin and operating income percentages across both segments in 2026 to remain generally comparable to 2025, as price increases are planned to largely offset higher raw material costs and tariff-related surcharges on certain raw materials, as discussed below. During 2025, inventory levels increased across both segments, driven by higher raw material and production costs as well as actions taken to support anticipated customer demand. These actions included an insourcing initiative at Security Products and a shift in customer mix at Marine Components. As a result, we expect inventory levels in 2026 to remain approximately at current levels, consistent with ongoing operating requirements.

We manufacture substantially all of our products in the U.S. and source a substantial majority of our raw materials from U.S. suppliers. We also source certain components, primarily electronic components, from suppliers located in Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, we increased purchases of certain electronic and other components to mitigate the potential near-term tariff impacts. Late in the second quarter we began incurring tariff-related surcharges on certain raw materials, primarily electronic components. In addition, some of our U.S.-based suppliers have recently started applying tariff-related surcharges on certain U.S.-based purchases. Where possible, we are increasing selling prices to our customers to recover these higher  raw material costs, although the extent to which we can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of our customers to substitute alternative products. We will continue to monitor current and anticipated near-term customer demand levels to ensure our production capabilities and inventories are aligned accordingly.

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

●	Goodwill – Our net goodwill totaled $23.7 million at December 31, 2025, all relating to our Security Products reporting unit, which corresponds to our Security Products operating segment. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test in the third quarter of each year, or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a

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

In 2025, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 5 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $23.7 million at December 31, 2025. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2025 because no such impairment indicators were present.

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

Consolidated cash flows

Operating activities. Trends in cash flows from operating activities, excluding changes in assets and liabilities, for the last three years have generally been similar to the trends in our earnings. Depreciation and amortization in 2025 was comparable to 2024. Depreciation and amortization decreased in 2024 compared to 2023 primarily due to reductions in capital spending in 2023 and 2024 as a result of generally reduced demand levels. See Note 1 to our Consolidated Financial Statements.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time. However, year-to-year relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Cash provided by operating activities of $22.9 million in 2025 was comparable to 2024 primarily due to the net result of:

●	A $5.6 million increase in operating income in 2025,
●	A lower amount of net cash provided by relative changes in inventories, receivables, payables and non-tax accruals in 2025 of $4.9 million, and

●	A $.8 million decrease in interest received in 2025 due to lower interest rates and decreased cash balances.

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

Relative changes in working capital can have a significant effect on cash flows from operating activities and is primarily impacted by the timing of sales and collections in the last month of the year. As shown below, the total average days sales outstanding at December 31, 2025 was comparable to December 31, 2024. For comparative purposes, we have provided 2023 numbers below.

	December 31,	December 31,	December 31,
Days Sales Outstanding:	2023	2024	2025
Security Products	37 Days	36 Days	35 Days
Marine Components	31 Days	23 Days	26 Days
Consolidated CompX	36 Days	33 Days	33 Days

As shown below, our average number of days in inventory increased from December 31, 2024 to December 31, 2025 primarily due to increased inventory at both Security Products and Marine Components as a result of higher raw material and production costs and to meet expected customer demand. For comparative purposes, we have provided 2023 numbers below.

	December 31,	December 31,	December 31,
Days in Inventory:	2023	2024	2025
Security Products	77 Days	85 Days	98 Days
Marine Components	175 Days	130 Days	141 Days
Consolidated CompX	95 Days	94 Days	108 Days

Investing activities. Capital expenditures in 2025 were focused primarily on improving our manufacturing facilities and investing in manufacturing equipment, including utilizing new technologies and increased automation. These investments were made to improve productivity and operational efficiency, support expected customer demand and ensure the ongoing maintenance and reliability of our facilities and technology infrastructure. Capital expenditures were $1.1 million in 2023, $1.4 million in 2024 and $3.7 million in 2025. In 2023 and 2024, we limited investments primarily to those expenditures required to support our existing customer demand and to properly maintain our facilities and technology infrastructure.

We expect our capital expenditures in 2026 to total approximately $4.3 million, primarily to support expected customer demand and to maintain and improve our facilities and technology infrastructure. Capital spending for 2026 is expected to be funded through cash on hand and cash generated from operations.

We have entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime rate plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2027. Loans made to Valhi at any time under the agreement are at our discretion. Under the promissory note, Valhi repaid a net $2.6 million in 2023 ($27.9 million of gross borrowings and $30.5 million of gross repayments), repaid a net $1.3 million in 2024 ($25.0 million of gross borrowings and $26.3 million of gross repayments) and repaid a net $1.3 million in 2025 ($15.7 million of gross borrowings and $17.0 million of gross repayments). See Note 9 to our Consolidated Financial Statements.

During 2023, we had gross purchases of U.S. treasury marketable securities aggregating $36.3 million and received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities. During 2024, we received gross proceeds totaling $36.0 million related to U.S. treasury bill maturities.

Financing activities. Regular quarterly dividends paid totaled $12.3 million ($1.00 per share, or $.25 per share per quarter) in 2023 and $14.8 million ($1.20 per share, or $.30 per share per quarter) in each of 2024 and 2025. In addition, our board of directors declared special dividends on our Class A common stock which totaled $24.6 million ($2.00 per share) paid in August 2024 and $12.3 million ($1.00 per share) paid in August 2025. On March 4, 2026 our board of directors declared a first quarter 2026 dividend of $.30 per share, to be paid on March 24, 2026 to CompX stockholders of record as of March 16, 2026. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $54.1 million aggregate cash and cash equivalents at December 31, 2025 were held in the U.S.

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

Commitments and contingencies

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. Additionally, we have purchase obligations of $13.9 million ($13.4 million payable in 2026 and $.5 million payable in 2027/2028) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2025. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

See Note 10 to our Consolidated Financial Statements for legal proceedings and other commitments.

Recent accounting pronouncements

See Note 12 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to market risk from changes in interest rates and raw materials prices.

Interest rates. We are exposed to market risk from changes in interest rates, primarily related to our note receivable from affiliate. The outstanding principal amount of the note receivable from affiliate of $8.0 million at December 31, 2025 bears interest at prime plus 1.0% (7.8% at December 31, 2025). We received interest income of $.9 million from the note during 2025.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer and chief financial officer are required to, among other things, quarterly file a certification with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2025 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Item No.	Exhibit Item

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

10.5**	Unsecured Revolving Demand Promissory Note dated December 31, 2025 in the original principal amount of $25 million executed by Valhi, Inc. and payable to the Registrant.

10.6*	Form of Indemnification Agreement – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2016.

19.1	CompX International Inc. Insider Trading Policy – incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 5, 2025.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification

31.2**	Certification

32.1**	Certification

97*	Policy for the Recovery of Erroneously Awarded Compensation – incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or agreement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPX INTERNATIONAL INC.

Date: March 4, 2026	By:	/s/ Scott C. James
Scott C. James
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Loretta J. Feehan	Chair of the Board	March 4, 2026
Loretta J. Feehan

/s/ Michael S. Simmons	Vice Chairman of the Board	March 4, 2026
Michael S. Simmons

/s/ Scott C. James	President, Chief Executive Officer and Director	March 4, 2026
Scott C. James	(Principal Executive Officer)

/s/ Amy A. Samford	Executive Vice President, Chief Financial Officer	March 4, 2026
Amy A. Samford	(Principal Financial Officer)

/s/ Amy E. Ruf	Senior Vice President, Controller	March 4, 2026
Amy E. Ruf	(Principal Accounting Officer)

/s/ Thomas E. Barry	Director	March 4, 2026
Thomas E. Barry

/s/ Terri L. Herrington	Director	March 4, 2026
Terri L. Herrington

/s/ Ann Manix	Director	March 4, 2026
Ann Manix

/s/ Gina A. Norris	Director	March 4, 2026
Gina A. Norris

/s/ Mary A. Tidlund	Director	March 4, 2026
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CompX International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CompX International Inc. and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s net sales were $158.3 million for the year ended December 28, 2025. The Company’s sales involve single performance obligations to ship products pursuant to customer purchase orders. The Company records revenue when performance obligations are satisfied by transferring control of products to its customers, which generally occurs at point of shipment or upon delivery. Revenue is recorded in an amount that reflects the net consideration the Company expects to receive in exchange for its products.

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

March 4, 2026

We have served as the Company’s auditor since 1993.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
ASSETS	2024	2025
Current assets:
Cash and cash equivalents	$60,782	$54,096
Accounts receivable, net	14,113	13,766
Inventories, net	28,366	30,410
Prepaid expenses and other	2,035	1,826
Total current assets	105,296	100,098

Other assets:
Note receivable from affiliate	9,300	8,000
Goodwill	23,742	23,742
Other noncurrent assets	680	645
Total other assets	33,722	32,387

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,634
Equipment	75,605	78,021
Construction in progress	589	477
	104,846	107,522
Less accumulated depreciation	80,820	83,813
Net property and equipment	24,026	23,709
Total assets	$163,044	$156,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,971	$15,320
Income taxes payable to affiliate	804	1,726
Total current liabilities	15,775	17,046

Noncurrent liabilities:
Deferred income taxes	1,067	405
Other	57	113
Total noncurrent liabilities	1,124	518

Stockholders' equity:
Preferred stock, $.01 par value; 1,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value; 20,000,000 shares authorized 12,318,557 and 12,323,057 shares issued and outstanding	123	123
Additional paid-in capital	53,396	53,513
Retained earnings	92,626	84,994
Total stockholders' equity	146,145	138,630
Total liabilities and stockholders’ equity	$163,044	$156,194

Commitments and Contingencies (Note 10)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years ended December 31,
	2023	2024	2025

Net sales	$161,287	$145,941	$158,285
Cost of sales	112,068	104,578	110,106
Gross margin	49,219	41,363	48,179
Selling, general and administrative expense	23,784	24,340	25,575
Operating income	25,435	17,023	22,604
Interest income	4,168	4,714	3,229
Income before income taxes	29,603	21,737	25,833
Income tax expense	7,010	5,150	6,355
Net income	22,593	16,587	19,478

Other comprehensive income, marketable securities adjustment:
Unrealized net income arising during year	11	6	—
Comprehensive income	$22,604	$16,593	$19,478

Basic and diluted net income per common share	$1.84	$1.35	$1.58

Basic and diluted weighted average shares outstanding	12,311	12,317	12,321

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2023, 2024 and 2025 (In thousands, except per share data)

				Accumulated
	Class A	Additional		other	Total
	common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	loss	equity
Balance at December 31, 2022	$123	$53,155	$105,175	$(17)	$158,436

Net income	—	—	22,593	—	22,593
Cash dividends ($1.00 per share)	—	—	(12,311)	—	(12,311)
Issuance of common stock	—	120	—	—	120
Other comprehensive income	—	—	—	11	11

Balance at December 31, 2023	123	53,275	115,457	(6)	168,849

Net income	—	—	16,587	—	16,587
Cash dividends ($3.20 per share)	—	—	(39,418)	—	(39,418)
Issuance of common stock	—	121	—	—	121
Other comprehensive income	—	—	—	6	6

Balance at December 31, 2024	123	53,396	92,626	—	146,145

Net income	—	—	19,478	—	19,478
Cash dividends ($2.20 per share)	—	—	(27,110)	—	(27,110)
Issuance of common stock	—	117	—	—	117

Balance at December 31, 2025	$123	$53,513	$84,994	$—	$138,630

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2023	2024	2025

Cash flows from operating activities:
Net income	$22,593	$16,587	$19,478
Depreciation and amortization	3,973	3,691	3,652
Deferred income taxes	(720)	(440)	(694)
Noncash interest income	(1,872)	(639)	—
Other, net	391	382	425
Change in assets and liabilities:
Accounts receivable, net	764	2,906	330
Inventories, net	333	2,126	(2,334)
Accounts payable and accrued liabilities	104	(1,206)	774
Accounts with affiliates	425	(646)	915
Prepaids and other, net	(180)	178	325
Net cash provided by operating activities	25,811	22,939	22,871

Cash flows from investing activities:
Capital expenditures, net	(1,130)	(1,432)	(3,747)
Marketable securities:
Purchases	(36,325)	—	—
Proceeds from maturities	36,000	36,000	—
Note receivable from affiliate:
Collections	30,500	26,300	17,000
Advances	(27,900)	(25,000)	(15,700)
Net cash provided by (used in) investing activities	1,145	35,868	(2,447)

Cash flows from financing activities -
Dividends paid	(12,311)	(39,418)	(27,110)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	14,645	19,389	(6,686)
Balance at beginning of year	26,748	41,393	60,782
Balance at end of year	$41,393	$60,782	$54,096

Supplemental disclosures:
Cash paid for income taxes	$7,307	$6,253	$6,115
Noncash investing activities -
Change in accruals for capital expenditures	23	423	(412)

See accompanying Notes to Consolidated Financial Statements.

COMPX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 – Summary of significant accounting policies:

Organization. We (NYSE American: CIX) are approximately 87% owned by NL Industries, Inc. (NYSE: NL) at December 31, 2025. We manufacture and sell component products (security products and recreational marine components). At December 31, 2025, Valhi, Inc. (NYSE: VHI) owns approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owns approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2025 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

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

Fiscal year. Our fiscal year end is always the Sunday closest to December 31, and our operations are reported on a 52 or 53-week fiscal year. For presentation purposes, annual information in the Consolidated Financial Statements and accompanying notes is presented as ended on December 31. The actual date of our fiscal years ended December 31, 2023, 2024 and 2025 are December 31, 2023, December 29, 2024 and December 28, 2025, respectively. Each of the years ending December 31, 2023, 2024 and 2025 consisted of 52 weeks.

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

Selling, general and administrative expenses; advertising costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits, travel and entertainment, promotional materials and professional fees, as well as any gains and losses on property and equipment. We expense advertising and research and development costs as incurred. Advertising costs were approximately $.5 million in each of 2023, 2024 and 2025. Research and development costs were not significant in 2023, 2024 or 2025.

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

Employee benefit plans. We maintain various defined contribution plans in which we make contributions based on matching or other formulas. Defined contribution plan expense approximated $3.9 million in 2023, $3.5 million in 2024 and $4.0 million in 2025.

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

As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis. Pursuant to the tax sharing agreement, we make payments to or receive payments from NL in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments for income taxes to NL of $7.3 million in 2023, $6.2 million in 2024 and $6.1 million in 2025.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. We did not have a reserve for uncertain tax positions in 2023, 2024 or 2025.

Note 2 – Business and geographic segments:

We are organized into two operating segments based on the nature of the products offered. Our chief operating decision maker (“CODM”) is our Vice Chairman of the Board. Our CODM is responsible for determining how to allocate resources and assessing performance. Our CODM evaluates segment performance based on segment operating income, which is defined as income before income taxes, exclusive of certain general corporate income and expense items (primarily interest income) and certain non-recurring items (such as gains or losses on the disposition of long-lived assets outside the ordinary course of business). The CODM considers current-period segment operating income compared to plan and prior-period on a monthly and/or quarterly basis for evaluating performance of each segment and making decisions about allocating capital and other resources. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate the reportable segments’ performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosure. The accounting policies of the reportable operating segments are the same as those described in Note 1. Our two reportable operating segments are Security Products and Marine Components.

The Security Products segment, with a facility in South Carolina and a facility shared with Marine Components in Illinois, manufactures locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and other industries.

The Marine Components segment, with a facility in Wisconsin and a facility shared with Security Products in Illinois, manufactures and distributes wake enhancement systems, stainless steel exhaust systems, custom metal fabricated parts, gauges, throttle controls, trim tabs and related hardware and accessories primarily for recreational marine and other industries.

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer, and property and equipment are attributable to their physical location. Intersegment sales are not material.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Net sales:
Security Products	$121,182	$115,243	$120,703
Marine Components	40,105	30,698	37,582
Total	$161,287	$145,941	$158,285

Cost of sales:
Security Products	$82,781	$80,509	$83,777
Marine Components	29,287	24,069	26,329
Total	$112,068	$104,578	$110,106

Gross margin:
Security Products	$38,401	$34,734	$36,926
Marine Components	10,818	6,629	11,253
Total	$49,219	$41,363	$48,179

Segment selling, general and administrative expense:
Security Products	$13,460	$13,894	$14,423
Marine Components	3,600	3,327	3,800
Total	$17,060	$17,221	$18,223

Operating income:
Security Products	$24,941	$20,840	$22,503
Marine Components	7,218	3,302	7,453
Segment operating income	32,159	24,142	29,956
Corporate operating expenses	(6,724)	(7,119)	(7,352)
Operating income	25,435	17,023	22,604
Interest income	4,168	4,714	3,229
Income before income taxes	$29,603	$21,737	$25,833

Depreciation and amortization:
Security Products	$2,748	$2,489	$2,462
Marine Components	1,217	1,202	1,190
Corporate	8	—	—
Total	$3,973	$3,691	$3,652

Net sales point of destination:
United States	$155,092	$141,328	$154,175
Canada	3,153	1,860	1,569
Mexico	829	774	794
Other	2,213	1,979	1,747
Total	$161,287	$145,941	$158,285

Note 3 – Accounts receivable, net:

	December 31,	December 31,
	2024	2025

	(In thousands)
Accounts receivable, net:
Security Products	$12,149	$11,474
Marine Components	2,034	2,362
Allowance for doubtful accounts	(70)	(70)
Total	$14,113	$13,766

Note 4 – Inventories, net:

	December 31,	December 31,
	2024	2025

	(In thousands)
Raw materials:
Security Products	$4,063	$3,979
Marine Components	1,589	1,641
Total raw materials	5,652	5,620
Work-in-process:
Security Products	13,241	14,313
Marine Components	4,397	5,594
Total work-in-process	17,638	19,907
Finished goods:
Security Products	2,895	3,002
Marine Components	2,181	1,881
Total finished goods	5,076	4,883
Total	$28,366	$30,410

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

In 2023, 2024 and 2025, our goodwill was reviewed for impairment only in the third quarter of each year in connection with our annual testing date. No impairment was indicated as part of such annual reviews of goodwill. As permitted by GAAP, during each of 2023, 2024 and 2025 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test.

Our gross goodwill at December 31, 2025 is $33.6 million. Prior to 2023, we recorded a $9.9 million goodwill impairment in our Marine Components segment resulting in a net consolidated carrying amount of $23.7 million. There have been no changes in the carrying amount of our goodwill during the past three years.

Note 6 – Accounts payable and accrued liabilities:

	December 31,	December 31,
	2024	2025

	(In thousands)
Accounts payable:
Security Products	$3,016	$2,153
Marine Components	671	538
Corporate	—	6
Accrued liabilities:
Employee benefits	9,794	11,186
Taxes other than on income	295	371
Professional services	263	263
Insurance	280	224
Utilities	95	120
Customer tooling	147	90
Advances from customers	100	61
Deferred revenue	97	50
Other	213	258
Total	$14,971	$15,320

Note 7 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2023		2024		2025

	(In thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$6,217	21.0%	$4,565	21.0%	$5,425	21.0%
State income taxes, net of federal income tax effect*	786	2.7	571	2.6	892	3.5
Other adjustments	7	—	14.1		38.1
Income tax expense	$7,010	23.7	$5,150	23.7	$6,355	24.6%

* The majority of state income taxes relate to Illinois.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Components of income tax expense:
Current income tax expense:
U.S. federal	$6,627	$4,827	$5,824
State	1,103	763	1,225
	7,730	5,590	7,049

Deferred income tax benefit:
U.S. federal	(609)	(398)	(597)
State	(111)	(42)	(97)
	(720)	(440)	(694)

Income tax expense	$7,010	$5,150	$6,355

The components of the net deferred tax liability are summarized below.

	December 31,
	2024	2025

	(In thousands)
Tax effect of temporary differences related to:
Inventories	$394	$417
Property and equipment	(1,005)	(529)
Accrued liabilities and other deductible differences	47	62
Accrued employee benefits	1,225	1,402
Goodwill	(1,693)	(1,693)
Other taxable differences	(35)	(35)
Net noncurrent deferred tax liability	$(1,067)	$(376)

Noncurrent deferred tax asset	$—	$29
Noncurrent deferred tax liability	(1,067)	(405)
Net noncurrent deferred tax liability	$(1,067)	$(376)

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

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our income tax returns prior to 2022 are generally considered closed to examination by applicable tax authorities.

The following table shows our net tax payments made in 2023, 2024 and 2025 disaggregated by taxing jurisdiction.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
U.S. federal	$6,102	$5,159	$5,349
State
Illinois	635	507	671
Other	570	587	95
Income tax payments	$7,307	$6,253	$6,115

Note 8 – Stockholders’ equity:

Shares of common stock
Issued and Outstanding

Balance at December 31, 2022	12,307,157
Issued	6,600
Balance at December 31, 2023	12,313,757
Issued	4,800
Balance at December 31, 2024	12,318,557
Issued	4,500
Balance at December 31, 2025	12,323,057

Share repurchases and cancellations. Prior to 2023, our board of directors authorized various repurchases of shares of our Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. We may repurchase our common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to its completion. We will generally use cash on hand to acquire the shares. Repurchased shares will be added to our treasury and cancelled. We did not repurchase any shares of our common stock during 2023, 2024 or 2025. At December 31, 2025, 523,647 shares were available for purchase under these authorizations.

Incentive compensation plan. We have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of our Class A common stock can be awarded to non-employee members of our board of directors. All of the Class A common shares we issued in 2023, 2024 and 2025 were issued under this plan. At December 31, 2025, 115,150 shares were available for award under this plan.

Dividends. We paid regular quarterly dividends of $.25 per share during 2023 and $.30 per share during each of 2024 and 2025. Additionally, cash dividends also include a $2.00 per share special dividend in 2024 and a $1.00 per share special dividend in 2025. Declaration and payment of future dividends and the amount thereof, if any, is discretionary and dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors.

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

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks in the terms of the applicable loans. In this regard, prior to 2023, we entered into an unsecured revolving demand promissory note with Valhi under which, as amended, we have agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2027. Loans made to Valhi at any time under the agreement are at our discretion. At the end of our fiscal year in 2024 and 2025, the outstanding principal balance receivable from Valhi under the promissory note was $9.3 million and $8.0 million, respectively. Interest income (including unused commitment fees) on our loan to Valhi was $1.2 million in 2023, $1.0 million in 2024 and $.9 million in 2025.

Under the terms of an Intercorporate Service Agreement (“ISA”) with Contran, employees of Contran perform certain management, tax planning, financial, legal and administrative services for us on a fee basis. Such fees are based upon the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. We negotiate ISA fees annually and agreements renew quarterly. Fees pursuant to these agreements aggregated $3.1 million 2023, $3.2 million in 2024 and $3.4 million in 2025.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company (“Tall Pines”), a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. We paid $3.4 million in each of 2023 and 2024 and $3.2 million in 2025 under the group insurance program, which amounts principally represent insurance premiums, including $1.1 million in each of 2023 and 2024 and $.8 million in 2025, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2026.

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

Concentration of credit risk. Our products are sold primarily in North America to original equipment manufacturers. Our ten largest customers accounted for approximately 52% of consolidated sales in 2023, 47% in 2024 and 52% in 2025. One customer of the Security Products segment accounted for 24% in 2023 (of which 11% related to a non-recurring pilot project), 21% in 2024 and 26% in 2025.

Note 11 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$60,782	$60,782	$54,096	$54,096

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 6.

Note 12 – Recent Accounting Pronouncements:

Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. We adopted the ASU during the year ended December 31, 2025 on a retrospective basis. See Note 7.

Pending Adoption

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