Form 10-Q
period 2026-03-31
COMPX INTERNATIONAL INC
filed 2026-05-05
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of April 30, 2026, the registrant had 12,323,057 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2025	2026
		(unaudited)
Current assets:
Cash and cash equivalents	$54,096	$49,438
Accounts receivable, net	13,766	18,959
Inventories, net	30,410	30,070
Prepaid expenses and other	1,826	1,607
Total current assets	100,098	100,074

Other assets:
Note receivable from affiliate	8,000	7,400
Goodwill	23,742	23,742
Operating lease right-of-use asset	—	1,014
Other noncurrent assets	645	679
Total other assets	32,387	32,835

Property and equipment:
Land	5,390	5,390
Buildings	23,634	23,634
Equipment	78,021	78,137
Construction in progress	477	937
	107,522	108,098
Less accumulated depreciation	83,813	84,645
Net property and equipment	23,709	23,453
Total assets	$156,194	$156,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,320	$10,424
Operating lease liability	—	88
Income taxes payable to affiliate	1,726	3,795
Total current liabilities	17,046	14,307

Noncurrent liabilities:
Deferred income taxes	405	243
Operating lease liability	—	926
Other	113	101
Total noncurrent liabilities	518	1,270

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,513	53,513
Retained earnings	84,994	87,149
Total stockholders' equity	138,630	140,785
Total liabilities and stockholders’ equity	$156,194	$156,362

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Net sales	$40,272	$40,569
Cost of sales	28,109	27,317
Gross margin	12,163	13,252
Selling, general and administrative expense	6,294	6,202
Operating income	5,869	7,050
Interest income	873	677
Income before income taxes	6,742	7,727
Income tax expense	1,611	1,875
Net income	$5,131	$5,852

Basic and diluted net income per common share	$.42	$.48

Basic and diluted weighted average shares outstanding	12,319	12,323

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31, 2025 and 2026 (unaudited)
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2024	$123	$53,396	$92,626	$146,145
Net income	—	—	5,131	5,131
Cash dividends ($.30 per share)	—	—	(3,695)	(3,695)
Balance at March 31, 2025	$123	$53,396	$94,062	$147,581

Balance at December 31, 2025	$123	$53,513	$84,994	$138,630
Net income	—	—	5,852	5,852
Cash dividends ($.30 per share)	—	—	(3,697)	(3,697)
Balance at March 31, 2026	$123	$53,513	$87,149	$140,785

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Cash flows from operating activities:
Net income	$5,131	$5,852
Depreciation and amortization	945	868
Deferred income taxes	(95)	(194)
Other, net	75	72
Change in assets and liabilities:
Accounts receivable, net	(3,921)	(5,193)
Inventories, net	(863)	268
Accounts payable and accrued liabilities	(3,515)	(5,104)
Accounts with affiliates	1,696	2,069
Prepaids and other, net	410	205
Net cash used in operating activities	(137)	(1,157)

Cash flows from investing activities:
Capital expenditures, net	(822)	(404)
Note receivable from affiliate:
Collections	500	3,700
Advances	(500)	(3,100)
Net cash provided by (used in) investing activities	(822)	196

Cash flows from financing activities -
Dividends paid	(3,695)	(3,697)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(4,654)	(4,658)
Balance at beginning of period	60,782	54,096
Balance at end of period	$56,128	$49,438

Supplemental disclosures -
Noncash investing and financing activities -
Change in accruals for capital expenditures	$(352)	$208
Right-of-use asset obtained in exchange for a lease liability	—	1,014

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NL Industries, Inc. (NYSE: NL) at March 31, 2026. At March 31, 2026, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended March 31, 2025, December 31, 2025 and March 31, 2026. The actual dates of our annual and quarterly periods are March 30, 2025, December 28, 2025 and March 29, 2026, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

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

	Three months ended
	March 31,
	2025	2026

	(In thousands)
Net sales:
Security Products	$30,230	$29,896
Marine Components	10,042	10,673
Total	$40,272	$40,569

Cost of sales:
Security Products	$21,232	$19,872
Marine Components	6,877	7,445
Total	$28,109	$27,317

Gross margin:
Security Products	$8,998	$10,024
Marine Components	3,165	3,228
Total	$12,163	$13,252

Segment selling, general and administrative expense:
Security Products	$3,477	$3,449
Marine Components	924	917
Total	$4,401	$4,366

Operating income:
Security Products	$5,521	$6,575
Marine Components	2,241	2,311
Segment operating income	7,762	8,886
Corporate operating expenses	(1,893)	(1,836)
Total operating income	5,869	7,050
Interest income	873	677
Income before income taxes	$6,742	$7,727

Depreciation and amortization:
Security Products	$644	$576
Marine Components	301	292
Total	$945	$868

Intersegment sales are not material.

n

Note 3 – Accounts receivable, net:

	December 31,	March 31,
	2025	2026

	(In thousands)
Accounts receivable, net:
Security Products	$11,474	$13,990
Marine Components	2,362	5,039
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$13,766	$18,959

Note 4 – Inventories, net:

	December 31,	March 31,
	2025	2026

	(In thousands)
Raw materials:
Security Products	$3,979	$3,751
Marine Components	1,641	1,592
Total raw materials	5,620	5,343
Work-in-process:
Security Products	14,313	14,706
Marine Components	5,594	5,618
Total work-in-process	19,907	20,324
Finished goods:
Security Products	3,002	2,967
Marine Components	1,881	1,436
Total finished goods	4,883	4,403
Total inventories, net	$30,410	$30,070

Note 5 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2025	2026

	(In thousands)
Accounts payable:
Security Products	$2,153	$2,414
Marine Components	538	739
Corporate	6	38
Employee benefits	11,186	5,562
Taxes other than on income	371	441
Professional services	263	409
Insurance	224	173
Advances from customers	61	169
Utilities	120	77
Customer tooling	90	53
Deferred revenue	50	41
Other	258	308
Total accounts payable and accrued liabilities	$15,320	$10,424

Note 6 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended
	March 31,
	2025	2026

	(In thousands)
U.S. federal statutory tax rate	$1,416	$1,623
State income taxes, net of federal income tax rate	190	238
Other, net	5	14
Income tax expense	$1,611	$1,875

On July 4, 2025, the One Big Beautiful Bill Act was signed into law.  It did not have a material impact on our consolidated financial statements.

Note 7 – Leases:

In March 2026, we entered into an operating lease for our distribution center located in Southern California. Upon commencement, we recognized an operating lease right-of-use asset and a corresponding operating lease liability, which are included in our Condensed Consolidated Balance Sheet. As of March 31, 2026, the remaining lease term of our operating lease was approximately 7 years and the discount rate associated with such lease was 6.75%.

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

Note 9 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		March 31, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$54,096	$54,096	$49,438	$49,438

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 5.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2027. Loans made to Valhi at any time under the agreement are at our discretion. At March 31, 2026, the outstanding principal balance receivable from Valhi under the promissory note was $7.4 million. Interest income (including unused commitment fees) on our loan to Valhi was $.2 million for each of the three months ended March 31, 2025 and 2026.

Note 11 – Recent accounting pronouncements:

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

Business Overview

We are a leading manufacturer of engineered components utilized in a variety of applications and industries. Through our Security Products segment we manufacture mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. We also manufacture wake enhancement systems, stainless steel exhaust systems, custom metal fabricated parts, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries through our Marine Components segment.

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

Operating Income Overview

Operating income in the first quarter of 2026 was $7.1 million compared to $5.9 million in the same period of 2025. The increase in operating income in the first quarter of 2026 compared to 2025 is primarily due to higher gross margin at Security Products and, to a lesser extent, the impact of higher sales at Marine Components.

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

Results of Operations

	Three months ended
	March 31,
	2025	%	2026	%

	(Dollars in thousands)
Net sales	$40,272	100.0%	$40,569	100.0%
Cost of sales	28,109	69.8	27,317	67.3
Gross margin	12,163	30.2	13,252	32.7
Operating costs and expenses	6,294	15.6	6,202	15.3
Operating income	$5,869	14.6%	$7,050	17.4%

Net sales. Net sales increased $.3 million in the first quarter of 2026 compared to the same period in 2025 primarily due to higher Marine Components sales to the industrial market partially offset by lower Security Products sales.

See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of net sales decreased 2.5% in the first quarter of 2026 compared to the same period in 2025. As a result, gross margin as a percentage of net sales increased over the same period. Gross margin percentage increased in the first quarter of 2026 compared to the same period in 2025 primarily due to higher gross margin percentage at Security Products. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2026 were comparable to same period in 2025. Operating costs and expenses as a percentage of net sales for the first quarter of 2026 decreased slightly due to increased coverage of operating costs and expenses as a result of higher sales.

Operating income. As a percentage of net sales, operating income for the first quarter of 2026 increased compared to the same period of 2025 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income decreased $.2 million in the first quarter of 2026 compared to the same period in 2025 primarily due to lower average interest rates and decreased average investment balances.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended
	March 31,		%
	2025	2026	Change

	(Dollars in thousands)
Security Products:
Net sales	$30,230	$29,896	(1)%
Cost of sales	21,232	19,872	(6)
Gross margin	8,998	10,024	11
Operating costs and expenses	3,477	3,449	(1)
Operating income	$5,521	$6,575	19

Gross margin	29.8%	33.5%
Operating income margin	18.3	22.0

Security Products. Security Products net sales decreased 1% in the first quarter of 2026 compared to the same period last year primarily due to lower sales across a variety of markets. The decrease was driven by $.3 million lower sales to the healthcare market and $.2 million lower sales to each of the general cabinetry, electric control panel, and gas station security markets. These decreases were partially offset by $.3 million higher sales to the tool storage market and $.2 million higher sales to the institutional furniture market. Gross margin as a percentage of net sales increased in the first quarter primarily due to a more favorable customer and product mix. Operating income margin also increased, primarily due to the improvement in gross margin discussed above.

	Three months ended
	March 31,		%
	2025	2026	Change

	(Dollars in thousands)
Marine Components:
Net sales	$10,042	$10,673	6%
Cost of sales	6,877	7,445	8
Gross margin	3,165	3,228	2
Operating costs and expenses	924	917	(1)
Operating income	$2,241	$2,311	3

Gross margin	31.5%	30.2%
Operating income margin	22.3	21.7

Marine Components. Marine Components net sales increased 6% in the first quarter of 2026 compared to the same period last year primarily due to $1.9 million higher sales to the industrial market partially offset by $1.4 million lower sales to the towboat market. Towboat market sales in the first quarter of 2025 benefitted from a one-time customer stocking event that did not repeat in 2026. Gross margin as a percentage of net sales decreased in the first quarter of 2026 compared to the same period last year primarily due to higher cost inventory produced during the fourth quarter of 2025 and sold in the first quarter of 2026, partially offset by increased coverage of fixed costs on higher sales. Operating income margin decreased primarily due to the factors impacting gross margin discussed above, partially offset by increased coverage of operating costs and expenses on higher sales.

Outlook. Net sales for the first quarter of 2026 exceeded the prior year period, primarily driven by improved demand in the industrial market at Marine Components. Security Products sales reflected mixed performance across the original equipment manufacturer (“OEM”) markets, driven by differences in customer demand cycles and project timing, resulting in slightly lower net sales compared to the prior year period. Operating income increased compared to the prior year primarily due to a more favorable customer and product mix at Security Products and, to a lesser extent, the impact of higher sales at Marine Components.

For the full year 2026, we expect modest net sales growth as we continue to align pricing, product features, and service levels with market conditions and customer requirements. Net sales growth at Marine Components is expected to be driven primarily by the industrial market. Recreational marine sales have largely stabilized and sales to the towboat market in 2026 are expected to be generally comparable to 2025 (excluding the impact of the one-time stocking event noted above). At Security Products, we expect net sales to be consistent with the prior year, reflecting anticipated continued variability across multiple OEM markets.

We expect gross margin and operating income margins across both segments in 2026 to remain generally comparable to 2025. Operating income margin at Security Products benefited from favorable mix in the first quarter of 2026; however, margins are expected to moderate over the remainder of the year. We increased inventory levels across both segments during 2025 to support customer demand. These actions included an insourcing initiative at Security Products and a shift in customer mix at Marine Components. Inventory levels at the end of the first quarter of 2026 were comparable to those at December 31, 2025 and are expected to remain at these levels, consistent with near-term operating requirements.

We manufacture substantially all our products in the U.S. and source a substantial majority of our raw materials from U.S. suppliers. We also source certain components, primarily electronic components, from suppliers in Asia, including China. Beginning in the second quarter of 2025 and continuing through the first quarter of 2026, we incurred tariff-related surcharges to certain raw materials, primarily electronic components. In addition, some of our U.S.-based suppliers are applying tariff-related surcharges on certain domestically sourced materials. Where possible, we increase selling prices to recover these higher raw material costs, although the extent to which we can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, duration of tariffs, and our customers’ ability to substitute alternative products. We will continue to monitor current and anticipated near-term customer demand levels to ensure our production capabilities and inventories are aligned accordingly.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. Currently, our supply chains are stable and transportation and logistical delays are minimal. We have experienced global and domestic supply chain challenges in the past. Any future impacts on our operations will depend on, among other things, disruption to our operations or our suppliers’ operations, the effect of tariffs, and the impact of broader economic conditions, consumer confidence, and geopolitical events affecting demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

We generally report a net use of cash from operating activities in the first three months of each year due to seasonal changes in the level of our working capital. Our net cash used by operating activities for the first three months of 2026 increased by $1.0 million as compared to the first three months of 2025. The increase in net cash used is primarily due to the net effects of a $1.9 million increase in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2026 and a $1.2 million increase in operating income in 2026.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in our average days sales outstanding increased from December 31, 2025 to March 31, 2026, with changes varying by segment primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. For comparative purposes, we have provided December 31, 2024 and March 31, 2025 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days Sales Outstanding:	2024	2025	2025	2026
Security Products	36 Days	43 Days	35 Days	42 Days
Marine Components	23 Days	34 Days	26 Days	43 Days
Consolidated CompX	33 Days	41 Days	33 Days	43 Days

As shown below, our average number of days in inventory decreased from December 31, 2025 to March 31, 2026 primarily due to lower days in inventory at Marine Components driven by higher sales volumes in the first quarter of 2026 as compared to the fourth quarter of 2025. For comparative purposes, we have provided December 31, 2024 and March 31, 2025 numbers below.

	December 31,	March 31,	December 31,	March 31,
Days in Inventory:	2024	2025	2025	2026
Security Products	85 Days	88 Days	98 Days	98 Days
Marine Components	130 Days	114 Days	141 Days	106 Days
Consolidated CompX	94 Days	94 Days	108 Days	100 Days

Investing activities. Our capital expenditures were $.4 million and $.8 million in the first three months of 2026 and 2025, respectively. During the first three months of 2026, Valhi repaid a net $.6 million under the promissory note ($3.1 million of gross borrowings and $3.7 million of gross repayments). During the first three months of 2025, the promissory note balance with Valhi had net activity of nil ($.5 million of gross borrowings and $.5 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of cash dividends. Our board of directors declared a regular quarterly dividend of $.30 per share in each of the first quarters of 2025 and 2026. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $49.4 million aggregate cash and cash equivalents at March 31, 2026 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at March 31, 2026 totaled $.4 million. We expect our capital expenditures for 2026 will be approximately $4.3 million primarily to improve our manufacturing facilities and invest in manufacturing equipment, including new technologies and increased automation.

Stock repurchase program. At March 31, 2026, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2025 Annual Report or in Note 8 to our Condensed Consolidated Financial Statements.

Recent accounting pronouncements –

See Note 11 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first three months of 2026 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2025 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” in our 2025 Annual Report. See also Note 9 to our Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1.Legal Proceedings.

In addition to the matter discussed below, refer to Note 8 to our Condensed Consolidated Financial Statements and our 2025 Annual Report for descriptions of certain legal proceedings.

South Carolina Public Water Company PFAS Litigation. In April 2026, CompX filed answers denying liability in all four pending PFAS cases. We intend to defend vigorously against all claims.

ITEM  1A.Risk Factors.

Reference is made to the 2025 Annual Report for a discussion of risk factors related to our businesses.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: May 5, 2026	By:	/s/ Amy A. Samford
Amy A. Samford
(Executive Vice President and Chief Financial Officer)

	By:	/s/ Amy E. Ruf
Amy E. Ruf
(Senior Vice President and Controller)