Form 10-Q
period 2026-06-30
COMPX INTERNATIONAL INC
filed 2026-08-04
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of July 30, 2026, the registrant had 12,336,657 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	June 30,
ASSETS	2025	2026
Current assets:
Cash and cash equivalents	$54,096	$52,421
Accounts receivable, net	13,766	19,564
Inventories, net	30,410	31,756
Prepaid expenses and other	1,826	2,060
Total current assets	100,098	105,801

Other assets:
Note receivable from affiliate	8,000	6,800
Goodwill	23,742	23,742
Operating lease right-of-use asset	—	993
Other noncurrent assets	645	707
Total other assets	32,387	32,242

Property and equipment:
Land	5,390	5,390
Buildings	23,634	23,634
Equipment	78,021	78,948
Construction in progress	477	818
	107,522	108,790
Less accumulated depreciation	83,813	85,309
Net property and equipment	23,709	23,481
Total assets	$156,194	$161,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,320	$14,131
Income taxes payable to affiliate	1,726	1,691
Total current liabilities	17,046	15,822

Noncurrent liabilities:
Deferred income taxes	405	61
Operating lease liability	—	908
Other	113	68
Total noncurrent liabilities	518	1,037

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,513	53,832
Retained earnings	84,994	90,710
Total stockholders' equity	138,630	144,665
Total liabilities and stockholders’ equity	$156,194	$161,524

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026
Net sales	$40,366	$43,614	$80,638	$84,183
Cost of sales	27,476	28,078	55,585	55,395
Gross margin	12,890	15,536	25,053	28,788
Selling, general and administrative expense	6,570	6,615	12,864	12,817
Operating income	6,320	8,921	12,189	15,971
Interest income	846	662	1,719	1,339
Income before income taxes	7,166	9,583	13,908	17,310
Income tax expense	1,713	2,321	3,324	4,196
Net income	$5,453	$7,262	$10,584	$13,114

Basic and diluted net income per common share	$.44	$.59	$.86	$1.06

Basic and diluted weighted average shares outstanding	12,321	12,329	12,320	12,326

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three months ended June 30, 2025 and 2026
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at March 31, 2025	$123	$53,396	$94,062	$147,581
Net income	—	—	5,453	5,453
Issuance of common stock	—	117	—	117
Cash dividends ($.30 per share)	—	—	(3,698)	(3,698)
Balance at June 30, 2025	$123	$53,513	$95,817	$149,453

Balance at March 31, 2026	$123	$53,513	$87,149	$140,785
Net income	—	—	7,262	7,262
Issuance of common stock	—	319	—	319
Cash dividends ($.30 per share)	—	—	(3,701)	(3,701)
Balance at June 30, 2026	$123	$53,832	$90,710	$144,665

	Six months ended June 30, 2025 and 2026

	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2024	$123	$53,396	$92,626	$146,145
Net income	—	—	10,584	10,584
Issuance of common stock	—	117	—	117
Cash dividends ($.60 per share)	—	—	(7,393)	(7,393)
Balance at June 30, 2025	$123	$53,513	$95,817	$149,453

Balance at December 31, 2025	$123	$53,513	$84,994	$138,630
Net income	—	—	13,114	13,114
Issuance of common stock	—	319	—	319
Cash dividends ($.60 per share)	—	—	(7,398)	(7,398)
Balance at June 30, 2026	$123	$53,832	$90,710	$144,665

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2025	2026
Cash flows from operating activities:
Net income	$10,584	$13,114
Depreciation and amortization	1,868	1,725
Deferred income taxes	(191)	(411)
Other, net	258	464
Change in assets and liabilities:
Accounts receivable, net	(2,809)	(5,807)
Inventories, net	(4,664)	(1,452)
Accounts payable and accrued liabilities	(1,137)	(1,273)
Accounts with affiliates	153	(35)
Prepaids and other, net	529	(280)
Net cash provided by operating activities	4,591	6,045

Cash flows from investing activities:
Capital expenditures	(2,165)	(1,522)
Note receivable from affiliate:
Collections	6,400	8,800
Advances	(6,000)	(7,600)
Net cash used in investing activities	(1,765)	(322)

Cash flows from financing activities -
Dividends paid	(7,393)	(7,398)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(4,567)	(1,675)
Balance at beginning of period	60,782	54,096
Balance at end of period	$56,215	$52,421

Supplemental disclosures -
Cash paid for income taxes	$3,364	$4,658
Noncash investing and financing activities -
Change in accruals for capital expenditures	(424)	(23)
Right-of-use asset obtained in exchange for a lease liability	—	1,014

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NLI Holdings, Inc. (formerly NL Industries, Inc.) (NYSE: NL) at June 30, 2026. At June 30, 2026, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NL’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NL and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Our operations are reported on a 52 or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended June 30, 2025, December 31, 2025 and June 30, 2026. The actual dates of our annual and quarterly periods are June 29, 2025, December 28, 2025 and June 28, 2026, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In thousands)
Net sales:
Security Products	$30,683	$33,348	$60,913	$63,244
Marine Components	9,683	10,266	19,725	20,939
Total	$40,366	$43,614	$80,638	$84,183

Cost of sales:
Security Products	$21,129	$21,559	$42,361	$41,431
Marine Components	6,347	6,519	13,224	13,964
Total	$27,476	$28,078	$55,585	$55,395

Gross margin:
Security Products	$9,554	$11,789	$18,552	$21,813
Marine Components	3,336	3,747	6,501	6,975
Total	$12,890	$15,536	$25,053	$28,788

Segment selling, general and administrative expense:
Security Products	$3,786	$3,800	$7,263	$7,249
Marine Components	942	978	1,866	1,895
Total	$4,728	$4,778	$9,129	$9,144

Operating income:
Security Products	$5,768	$7,989	$11,289	$14,564
Marine Components	2,394	2,769	4,635	5,080
Segment operating income	8,162	10,758	15,924	19,644
Corporate operating expenses	(1,842)	(1,837)	(3,735)	(3,673)
Total operating income	6,320	8,921	12,189	15,971
Interest income	846	662	1,719	1,339
Income before income taxes	$7,166	$9,583	$13,908	$17,310

Depreciation and amortization:
Security Products	$622	$571	$1,266	$1,147
Marine Components	301	286	602	578
Total	$923	$857	$1,868	$1,725

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	June 30,
	2025	2026

	(In thousands)
Accounts receivable, net:
Security Products	$11,474	$14,471
Marine Components	2,362	5,163
Allowance for doubtful accounts	(70)	(70)
Total accounts receivable, net	$13,766	$19,564

Note 4 – Inventories, net:

	December 31,	June 30,
	2025	2026

	(In thousands)
Raw materials:
Security Products	$3,979	$3,802
Marine Components	1,641	2,081
Total raw materials	5,620	5,883
Work-in-process:
Security Products	14,313	14,621
Marine Components	5,594	6,568
Total work-in-process	19,907	21,189
Finished goods:
Security Products	3,002	2,942
Marine Components	1,881	1,742
Total finished goods	4,883	4,684
Total inventories, net	$30,410	$31,756

Note 5 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2025	2026

	(In thousands)
Accounts payable:
Security Products	$2,153	$2,956
Marine Components	538	993
Corporate	6	—
Employee benefits	11,186	8,444
Taxes other than on income	371	297
Professional services	263	553
Insurance	224	154
Advances from customers	61	166
Operating lease liability	—	92
Utilities	120	83
Customer tooling	90	66
Deferred revenue	50	42
Other	258	285
Total accounts payable and accrued liabilities	$15,320	$14,131

Note 6 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In thousands)
U.S. federal statutory tax rate	$1,505	$2,012	$2,921	$3,635
U.S. state income taxes, net	201	292	391	530
Other, net	7	17	12	31
Income tax expense	$1,713	$2,321	$3,324	$4,196

On July 4, 2025, the One Big Beautiful Bill Act was signed into law.  It did not have a material impact on our consolidated financial statements.

Note 7 – Leases:

In March 2026, we entered into an operating lease for our distribution center located in Southern California. Upon commencement, we recognized an operating lease right-of-use asset and a corresponding operating lease liability, which are included in our Condensed Consolidated Balance Sheet. As of June 30, 2026, the remaining lease term of our operating lease was approximately 7 years and the discount rate associated with such lease was 6.75%.

Note 8 – Commitments and contingencies:

From time to time, we may be involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. At least quarterly our management discusses and evaluates the status of any pending litigation to which we are a party. The factors considered in such evaluation include, among other things, the nature of such pending cases, the status of such pending cases, the advice of legal counsel and our experience in similar cases (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible, but not probable, a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote. We have not accrued any amounts for litigation matters because of the uncertainty of the liability and inability to reasonably estimate the liability, if any. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our Consolidated Financial Statements, results of operations or liquidity.

Note 9 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		June 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$54,096	$54,096	$52,421	$52,421

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 5.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2027. Loans made to Valhi at any time under the agreement are at our discretion. At June 30, 2026, the outstanding principal balance receivable from Valhi under the promissory note was $6.8 million. Interest income (including unused commitment fees) on our loan to Valhi was $.4 million for each of the six months ended June 30, 2025 and 2026.

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

Operating Income Overview

Operating income in the second quarter of 2026 was $8.9 million compared to $6.3 million in the same period of 2025. Operating income for the first six months of 2026 was $16.0 million compared to $12.2 million for the comparable prior year period. Our operating income increased in the second quarter and for the first six months of 2026 due to higher sales and gross margins, predominantly at the Security Products segment and, to a lesser extent, at the Marine Components segment.

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

Results of Operations

	Three months ended
	June 30,
	2025	%	2026	%

	(Dollars in thousands)
Net sales	$40,366	100.0%	$43,614	100.0%
Cost of sales	27,476	68.1	28,078	64.4
Gross margin	12,890	31.9	15,536	35.6
Operating costs and expenses	6,570	16.3	6,615	15.2
Operating income	$6,320	15.6%	$8,921	20.4%

	Six months ended
	June 30,
	2025	%	2026	%

	(Dollars in thousands)
Net sales	$80,638	100.0%	$84,183	100.0%
Cost of sales	55,585	68.9	55,395	65.8
Gross margin	25,053	31.1	28,788	34.2
Operating costs and expenses	12,864	16.0	12,817	15.2
Operating income	$12,189	15.1%	$15,971	19.0%

Net sales. Net sales increased $3.2 million and $3.5 million in the second quarter and for the first six months of 2026, respectively, compared to the same periods in 2025 due to higher Security Products sales across a variety of markets and higher Marine Components sales to the industrial market. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of net sales improved by 3.7% and 3.1% in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. As a result, gross margin as a percentage of sales increased over the same periods. The improvement in gross margin percentage for the second quarter and first six months of 2026 was primarily due to a higher gross margin percentage at Security Products. In addition, improved gross margin performance at Marine Components contributed favorably to the increase in the second-quarter comparative period. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales, administrative costs relating to business unit and corporate management activities, and gains and losses on property and equipment. Operating costs and expenses for the second quarter and first six months of 2026 were comparable to the same periods in 2025. Operating costs and expenses as a percentage of net sales decreased in the second quarter and first six months of 2026 due to higher coverage of operating costs and expenses as a result of higher sales.

Operating income. As a percentage of net sales, operating income for the second quarter and the first six months of 2026 increased compared to the same period of 2025 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income decreased $.2 million and $.4 million in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025 primarily due to lower average interest rates and decreased cash balances.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2025	2026	Change	2025	2026	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$30,683	$33,348	9%	$60,913	$63,244	4%
Cost of sales	21,129	21,559	2	42,361	41,431	(2)
Gross margin	9,554	11,789	23	18,552	21,813	18
Operating costs and expenses	3,786	3,800	—	7,263	7,249	—
Operating income	$5,768	$7,989	39	$11,289	$14,564	29

Gross margin	31.1%	35.4%		30.5%	34.5%
Operating income margin	18.8	24.0		18.5	23.0

Security Products. Security Products net sales increased 9% in the second quarter of 2026 compared to the same period in 2025 primarily due to $.9 million higher sales to the healthcare market, $.7 million higher sales to the transportation market, $.5 million higher sales to distributors and $.4 million higher sales to the tool storage market. Security Products net sales increased 4% in the first six months of 2026 compared to the same period in 2025 primarily due to $.8 million higher sales to the transportation market, $.7 million higher sales to the tool storage market, $.6 million higher sales to the healthcare market and $.4 million higher sales to distributors. Sales to the government security market in the second quarter and in the first six months of 2026 were comparable to the same periods in 2025.

Gross margin as a percentage of net sales increased in the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to a more favorable customer and product mix and lower cost of sales driven by lower employer-related medical expenses and the one-time recovery of prior-period import costs recognized during the second quarter of 2026. Operating income margin increased for both periods, primarily due to the improvement in gross margin and increased coverage of operating costs and expenses on higher sales.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2025	2026	Change	2025	2026	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$9,683	$10,266	6%	$19,725	$20,939	6%
Cost of sales	6,347	6,519	3	13,224	13,964	6
Gross margin	3,336	3,747	12	6,501	6,975	7
Operating costs and expenses	942	978	4	1,866	1,895	2
Operating income	$2,394	$2,769	16	$4,635	$5,080	10

Gross margin	34.5%	36.5%		33.0%	33.3%
Operating income margin	24.7	27.0		23.5	24.3

Marine Components. Marine Components net sales increased 6% in both the second quarter and  first six months of 2026 compared to the same periods in 2025. The increase in second quarter sales was primarily due to $1.6 million higher sales to the industrial market, partially offset by $1.0 million lower sales to the government market. The increase in sales for the first six months of 2026 was primarily due to $3.5 million higher sales to the industrial market, partially offset by $1.5 million lower sales to the towboat market and $1.0 million lower sales to the government market. Towboat market sales in the first quarter of 2025 benefited from a one-time customer stocking event that did not repeat in 2026.

Gross margin as a percentage of net sales increased in the second quarter of 2026 compared to the same period in 2025 primarily due to a more favorable customer and product mix, partially offset by higher cost of sales, including increased maintenance and supply costs. Operating income margin increased in the second quarter of 2026 primarily due to the factors impacting gross margin. Gross margin as a percentage of net sales for the first six months of 2026 was comparable to the same period in 2025 as a more favorable customer and product mix and increased coverage of fixed costs on higher sales were largely offset by higher cost of sales, including sales of higher-cost inventory and increased maintenance and supply costs. Operating income margin increased for the first six months of 2026 primarily due to increased coverage of operating costs and expenses on higher sales.

Outlook. Our results for the first six months of 2026 reflected higher sales and favorable customer and product mix for both the Security Products and Marine Components segments. We expect these trends to continue through the remainder of 2026, and we currently expect net sales for the full year of 2026 to exceed 2025 levels. Within Security Products, we expect demand from several end markets, including healthcare, transportation and tool storage, to remain strong in the second half of 2026. Within Marine Components, we expect increased demand will continue to be driven by industrial market demand, particularly aeroderivative demand, while recreational marine and towboat-related demand is expected to remain relatively consistent with 2025 levels (excluding the impact of the one-time stocking event noted above). Based on our first-half operating performance, we currently expect full-year gross margin and operating income margins to exceed 2025 levels, although margins during the second half of 2026 may be challenged by the factors discussed below. Future operating results will continue to be influenced by product and customer mix, raw material costs and overall demand levels in the markets we serve.

We manufacture substantially all of our products in the U.S. and source a substantial majority of our raw materials from U.S. suppliers. We also source certain components, primarily electronic components, from suppliers in Asia, including China. Beginning in the second quarter of 2025 and continuing through the second quarter of 2026, we experienced cost increases for certain imported raw materials, primarily electronic components, including increases in tariffs and shipping costs. In addition, inflationary pressures have increased costs for certain domestically-sourced raw materials. Where possible, we increase selling prices to recover these higher raw material costs, although the extent to which we can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, duration of tariffs, and our customers’ ability to substitute alternative products. Accordingly, we continue to closely monitor raw material costs, including zinc, brass, aluminum, steel and energy, as well as current and anticipated customer demand levels, to ensure our production capacity and inventory levels remain aligned with market conditions.

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

Our net cash provided by operating activities for the first six months of 2026 increased by $1.5 million as compared to the first six months of 2025. The increase in net cash provided is primarily due to the net effects of:

●	A $3.8 million increase in operating income in 2026;
●	A $1.3 million increase in cash paid for taxes in 2026 due to higher earnings and the relative timing of payments; and
●	A $.7 million increase in the amount of net cash used by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2026.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our average days sales outstanding increased from December 31, 2025 to June 30, 2026, with changes varying by segment, primarily as a result of differences in the timing of sales and collections relative to the quarter-end, including differences arising from the fiscal month-end close occurring before calendar month-end, when certain large customers typically remit payments. For comparative purposes, we have provided December 31, 2024 and June 30, 2025 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days Sales Outstanding:	2024	2025	2025	2026
Security Products	36 Days	38 Days	35 Days	39 Days
Marine Components	23 Days	38 Days	26 Days	46 Days
Consolidated CompX	33 Days	38 Days	33 Days	41 Days

As shown below, our average number of days in inventory decreased from December 31, 2025 to June 30, 2026 due to a reduction in days in inventory at Security Products, driven by higher sales volumes in the second quarter of 2026 compared to the fourth quarter of 2025. This improvement was partially offset by an increase in days in inventory at Marine Components, primarily due to higher work-in-process inventory balances resulting from delays in certain raw material shipments, as well as the timing of customer order fulfillment. For comparative purposes, we have provided December 31, 2024 and June 30, 2025 numbers below.

	December 31,	June 30,	December 31,	June 30,
Days in Inventory:	2024	2025	2025	2026
Security Products	85 Days	97 Days	98 Days	90 Days
Marine Components	130 Days	149 Days	141 Days	145 Days
Consolidated CompX	94 Days	109 Days	108 Days	103 Days

Investing activities. Our capital expenditures were $1.5 million and $2.2 million in the first six months of 2026 and 2025, respectively. During the first six months of 2026, Valhi repaid a net $1.2 million under the promissory note ($7.6 million of gross borrowings and $8.8 million of gross repayments). During the first six months of 2025, Valhi repaid a net $.4 million under the promissory note ($6.0 million of gross borrowings and $6.4 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of cash dividends. During each of the first six months of 2026 and 2025, we paid aggregate quarterly dividends to CompX stockholders of $.60 per share. The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

We believe that cash generated from operations together with cash on hand, as well as our ability to obtain external financing, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service, dividends (if declared) and any amounts we might lend from time to time under the terms of our revolving loan to Valhi discussed in Note 10 to our Condensed Consolidated Financial Statements (which loans would be solely at our discretion) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

All of our $52.4 million aggregate cash and cash equivalents at June 30, 2026 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at June 30, 2026 totaled $1.1 million. We expect our capital expenditures for 2026 will be approximately $5.5 million primarily to increase capacity through investments in manufacturing equipment, including new technologies and increased automation and for improvements to our manufacturing facilities.

Stock repurchase program. At June 30, 2026, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2025 Annual Report or in Note 8 to our Condensed Consolidated Financial Statements.

Recent accounting pronouncements –

See Note 11 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first six months of 2026 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

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

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1.Legal Proceedings.

Refer to Note 8 to our Condensed Consolidated Financial Statements, our March 31, 2026 Quarterly Report on Form 10-Q and our 2025 Annual Report for descriptions of certain legal proceedings.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: August 4, 2026	By:	/s/ Amy A. Samford
Amy A. Samford
(Executive Vice President and Chief Financial Officer)

	By:	/s/ Amy E. Ruf
Amy E. Ruf
(Senior Vice President and Controller)