Form 10-Q
period 2026-09-30
COMPX INTERNATIONAL INC
filed 2026-11-04
CIK 1049606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of October 30, 2026, the registrant had 12,336,657 shares of Class A common stock, $.01 par value per share, outstanding.

COMPX INTERNATIONAL INC.

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	September 30,
ASSETS	2025	2026
Current assets:
Cash and cash equivalents	$54,096	$57,331
Accounts receivable, net	13,766	19,157
Inventories, net	30,410	33,168
Prepaid expenses and other	1,826	2,424
Total current assets	100,098	112,080

Other assets:
Note receivable from affiliate	8,000	5,900
Goodwill	23,742	23,742
Operating lease right-of-use asset	—	965
Other noncurrent assets	645	744
Total other assets	32,387	31,351

Property and equipment:
Land	5,390	5,413
Buildings	23,634	23,641
Equipment	78,021	79,628
Construction in progress	477	1,202
	107,522	109,884
Less accumulated depreciation	83,813	85,251
Net property and equipment	23,709	24,633
Total assets	$156,194	$168,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,320	$18,818
Income taxes payable to affiliate	1,726	1,980
Total current liabilities	17,046	20,798

Noncurrent liabilities:
Deferred income taxes	405	—
Operating lease liability	—	886
Other	113	59
Total noncurrent liabilities	518	945

Stockholders' equity:
Preferred stock	—	—
Class A common stock	123	123
Additional paid-in capital	53,513	53,832
Retained earnings	84,994	92,366
Total stockholders' equity	138,630	146,321
Total liabilities and stockholders’ equity	$156,194	$168,064

Commitments and contingencies (Note 8)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026
Net sales	$39,950	$43,991	$120,588	$128,174
Cost of sales	28,921	30,963	84,506	86,358
Gross margin	11,029	13,028	36,082	41,816
Selling, general and administrative expense	6,268	6,638	19,132	19,455
Operating income	4,761	6,390	16,950	22,361
Interest income	800	686	2,519	2,025
Income before income taxes	5,561	7,076	19,469	24,386
Income tax expense	1,339	1,719	4,663	5,915
Net income	$4,222	$5,357	$14,806	$18,471

Basic and diluted net income per common share	$.34	$.44	$1.20	$1.50

Basic and diluted weighted average shares outstanding	12,323	12,337	12,321	12,330

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three months ended September 30, 2025 and 2026
	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at June 30, 2025	$123	$53,513	$95,817	$149,453
Net income	—	—	4,222	4,222
Cash dividends ($1.30 per share)	—	—	(16,019)	(16,019)
Balance at September 30, 2025	$123	$53,513	$84,020	$137,656

Balance at June 30, 2026	$123	$53,832	$90,710	$144,665
Net income	—	—	5,357	5,357
Cash dividends ($.30 per share)	—	—	(3,701)	(3,701)
Balance at September 30, 2026	$123	$53,832	$92,366	$146,321

	Nine months ended September 30, 2025 and 2026

	Class A	Additional		Total
	common	paid-in	Retained	stockholders'
	stock	capital	earnings	equity
Balance at December 31, 2024	$123	$53,396	$92,626	$146,145
Net income	—	—	14,806	14,806
Issuance of common stock	—	117	—	117
Cash dividends ($1.90 per share)	—	—	(23,412)	(23,412)
Balance at September 30, 2025	$123	$53,513	$84,020	$137,656

Balance at December 31, 2025	$123	$53,513	$84,994	$138,630
Net income	—	—	18,471	18,471
Issuance of common stock	—	319	—	319
Cash dividends ($.90 per share)	—	—	(11,099)	(11,099)
Balance at September 30, 2026	$123	$53,832	$92,366	$146,321

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2025	2026
Cash flows from operating activities:
Net income	$14,806	$18,471
Depreciation and amortization	2,764	2,594
Deferred income taxes	(263)	(511)
Other, net	313	687
Change in assets and liabilities:
Accounts receivable, net	(3,761)	(5,416)
Inventories, net	(2,769)	(3,042)
Accounts payable and accrued liabilities	(622)	2,754
Accounts with affiliates	223	396
Prepaids and other, net	155	(626)
Net cash provided by operating activities	10,846	15,307

Cash flows from investing activities:
Capital expenditures	(3,148)	(3,073)
Note receivable from affiliate:
Collections	11,900	14,400
Advances	(10,700)	(12,300)
Net cash used in investing activities	(1,948)	(973)

Cash flows from financing activities -
Dividends paid	(23,412)	(11,099)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(14,514)	3,235
Balance at beginning of period	60,782	54,096
Balance at end of period	$46,268	$57,331

Supplemental disclosures -
Cash paid for income taxes	$4,628	$6,197
Noncash investing and financing activities -
Change in accruals for capital expenditures	(429)	447
Right-of-use asset obtained in exchange for a lease liability	—	1,014

See accompanying Notes to Condensed Consolidated Financial Statements.

COMPX INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization. We (NYSE American: CIX) were approximately 87% owned by NLI Holdings, Inc. (formerly NL Industries, Inc.) (NYSE: NL) at September 30, 2026. At September 30, 2026, Valhi, Inc. (NYSE: VHI) owned approximately 83% of NLI’s outstanding common stock and a wholly-owned subsidiary of Contran Corporation owned approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi, NLI and us.

Basis of presentation. Consolidated in this Quarterly Report are the results of CompX International Inc. and its subsidiaries. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Cash dividends in 2025 include a $1.00 per share special dividend.

Our operations are reported on a 52- or 53-week year. For presentation purposes, annual and quarterly information in the Condensed Consolidated Financial Statements and accompanying notes are presented as ended September 30, 2025, December 31, 2025 and September 30, 2026. The actual dates of our annual and quarterly periods are September 28, 2025, December 28, 2025 and September 27, 2026, respectively. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to CompX International Inc. and its subsidiaries, taken as a whole.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In thousands)
Net sales:
Security Products	$30,266	$31,677	$91,179	$94,921
Marine Components	9,684	12,314	29,409	33,253
Total	$39,950	$43,991	$120,588	$128,174

Cost of sales:
Security Products	$21,698	$21,876	$64,059	$63,307
Marine Components	7,223	9,087	20,447	23,051
Total	$28,921	$30,963	$84,506	$86,358

Gross margin:
Security Products	$8,568	$9,801	$27,120	$31,614
Marine Components	2,461	3,227	8,962	10,202
Total	$11,029	$13,028	$36,082	$41,816

Segment selling, general and administrative expense:
Security Products	$3,583	$3,745	$10,846	$10,994
Marine Components	915	1,056	2,781	2,951
Total	$4,498	$4,801	$13,627	$13,945

Operating income:
Security Products	$4,985	$6,056	$16,274	$20,620
Marine Components	1,546	2,171	6,181	7,251
Segment operating income	6,531	8,227	22,455	27,871
Corporate operating expenses	(1,770)	(1,837)	(5,505)	(5,510)
Total operating income	4,761	6,390	16,950	22,361
Interest income	800	686	2,519	2,025
Income before income taxes	$5,561	$7,076	$19,469	$24,386

Depreciation and amortization:
Security Products	$601	$572	$1,867	$1,719
Marine Components	295	297	897	875
Total	$896	$869	$2,764	$2,594

Intersegment sales are not material.

Note 3 – Accounts receivable, net:

	December 31,	September 30,
	2025	2026

	(In thousands)
Accounts receivable, net:
Security Products	$11,474	$13,157
Marine Components	2,362	6,085
Allowance for doubtful accounts	(70)	(85)
Total accounts receivable, net	$13,766	$19,157

Note 4 – Inventories, net:

	December 31,	September 30,
	2025	2026

	(In thousands)
Raw materials:
Security Products	$3,979	$3,868
Marine Components	1,641	2,328
Total raw materials	5,620	6,196
Work-in-process:
Security Products	14,313	14,613
Marine Components	5,594	7,505
Total work-in-process	19,907	22,118
Finished goods:
Security Products	3,002	3,206
Marine Components	1,881	1,648
Total finished goods	4,883	4,854
Total inventories, net	$30,410	$33,168

Note 5 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2025	2026

	(In thousands)
Accounts payable:
Security Products	$2,153	$4,248
Marine Components	538	2,383
Corporate	6	—
Payable to Contran	—	142
Employee benefits	11,186	10,242
Taxes other than on income	371	453
Professional services	263	270
Insurance	224	170
Advances from customers	61	231
Operating lease liability	—	103
Utilities	120	127
Customer tooling	90	92
Deferred revenue	50	47
Other	258	310
Total accounts payable and accrued liabilities	$15,320	$18,818

Note 6 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In thousands)
U.S. federal statutory tax rate	$1,167	$1,486	$4,088	$5,121
U.S. state income taxes, net	157	217	548	747
Other, net	15	16	27	47
Income tax expense	$1,339	$1,719	$4,663	$5,915

On July 4, 2025, the One Big Beautiful Bill Act was signed into law.  It did not have a material impact on our consolidated financial statements.

Note 7 – Leases:

In March 2026, we entered into an operating lease for our distribution center located in Southern California. Upon commencement, we recognized an operating lease right-of-use asset and a corresponding operating lease liability, which are included in our Condensed Consolidated Balance Sheet. As of September 30, 2026, the remaining lease term of our operating lease was approximately 7 years and the discount rate associated with such lease was 6.75%.

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

Note 9 – Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		September 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash and cash equivalents	$54,096	$54,096	$57,331	$57,331

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 5.

Note 10 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness. While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans. In this regard, we have an unsecured revolving demand promissory note with Valhi under which, as amended, we agreed to loan Valhi up to $25 million. Our loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2027. Loans made to Valhi at any time under the agreement are at our discretion. At September 30, 2026, the outstanding principal balance receivable from Valhi under the promissory note was $5.9 million. Interest income (including unused commitment fees) on our loan to Valhi was $.7 million and $.6 million for the nine months ended September 30, 2025 and 2026, respectively.

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

Operating Income Overview

Operating income in the third quarter of 2026 was $6.4 million compared to $4.8 million in the same period of 2025. Operating income for the first nine months of 2026 was $22.4 million compared to $17.0 million for the comparable prior year period. Our operating income increased in the third quarter and for the first nine months of 2026 due to higher sales and gross margin at Security Products and Marine Components.

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

Results of Operations

	Three months ended
	September 30,
	2025	%	2026	%

	(Dollars in thousands)
Net sales	$39,950	100.0%	$43,991	100.0%
Cost of sales	28,921	72.4	30,963	70.4
Gross margin	11,029	27.6	13,028	29.6
Operating costs and expenses	6,268	15.7	6,638	15.1
Operating income	$4,761	11.9%	$6,390	14.5%

	Nine months ended
	September 30,
	2025	%	2026	%

	(Dollars in thousands)
Net sales	$120,588	100.0%	$128,174	100.0%
Cost of sales	84,506	70.1	86,358	67.4
Gross margin	36,082	29.9	41,816	32.6
Operating costs and expenses	19,132	15.9	19,455	15.2
Operating income	$16,950	14.0%	$22,361	17.4%

Net sales. Net sales increased $4.0 million in the third quarter of 2026 compared to the same period in 2025 primarily due to higher Marine Components sales to the towboat and industrial markets, and to a lesser extent, higher Security Products sales to the healthcare and tool storage markets. Net sales increased $7.6 million for the first nine months of 2026 compared to the same period in 2025 primarily due to higher Marine Components sales to the industrial market and higher Security Products sales to various markets including the healthcare, tool storage, transportation and distribution markets. See segment discussion below.

Cost of sales and gross margin. Cost of sales as a percentage of net sales improved by 2.0% and 2.7% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. As a result, gross margin as a percentage of sales increased over the same periods. The improvement in gross margin percentage for the third quarter was due to higher gross margin percentages at both Security Products and Marine Components, while the improvement for the first nine months of 2026 was primarily due to the improvement in gross margin percentage at Security Products. See segment discussion below.

Operating costs and expenses. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales, administrative costs relating to business unit and corporate management activities, and gains and losses on property and equipment. Operating costs and expenses for the third quarter and first nine months of 2026 increased $.4 million and $.3 million, respectively, compared to the same periods in 2025 primarily due to higher employee related costs, including salaries, benefits and travel expenses. Operating costs and expenses as a percentage of net sales decreased in the third quarter and first nine months of 2026 due to higher coverage of operating costs and expenses as a result of higher sales, partially offset by higher operating costs as noted above.

Operating income. As a percentage of net sales, operating income for the third quarter and the first nine months of 2026 increased compared to the same periods of 2025 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs and expenses. See segment discussion below.

Interest income. Interest income decreased $.1 million in the third quarter of 2026 compared to the same period in 2025 primarily due to lower average interest rates. Interest income decreased $.5 million in the first nine months of 2026 compared to the same period in 2025 primarily due to lower average interest rates and decreased cash balances.

Provision for income taxes. A tabular reconciliation of our actual tax provision to the U.S. federal statutory income tax rate is included in Note 6 to the Condensed Consolidated Financial Statements. Our operations are wholly within the U.S. and therefore our effective income tax rate is primarily reflective of the U.S. federal statutory rate and applicable state taxes.

Segment Results

Key performance indicators for our segments are gross margin and operating income.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2025	2026	Change	2025	2026	Change

	(Dollars in thousands)			(Dollars in thousands)
Security Products:
Net sales	$30,266	$31,677	5%	$91,179	$94,921	4%
Cost of sales	21,698	21,876	1	64,059	63,307	(1)
Gross margin	8,568	9,801	14	27,120	31,614	17
Operating costs and expenses	3,583	3,745	5	10,846	10,994	1
Operating income	$4,985	$6,056	21	$16,274	$20,620	27

Gross margin	28.3%	30.9%		29.7%	33.3%
Operating income margin	16.5	19.1		17.8	21.7

Security Products. Security Products net sales increased 5% in the third quarter of 2026 compared to the same period in 2025 primarily due to $1.4 million higher sales to the healthcare market and $.6 million higher sales to the tool storage market, partially offset by $.8 million lower sales to the government security market. Security Products net sales increased 4% in the first nine months of 2026 compared to the same period in 2025 primarily due to $2.0 million higher sales to the healthcare market, $1.3 million higher sales to the tool storage market, $1.1 million higher sales to the transportation market and $.6 million higher sales to distributors, partially offset by $1.1 million lower sales to the government security market.

Gross margin as a percentage of net sales for the third quarter of 2026 increased compared to the same period in 2025 due to lower cost inventory produced during the second quarter of 2026 and sold in the third quarter of 2026 and increased coverage of fixed costs as a result of higher sales. Operating income margin increased in the third quarter of 2026 primarily due to the factors impacting gross margin. Gross margin as a percentage of net sales for the first nine months of 2026 increased compared to the same period in 2025 primarily due to a more favorable customer and product mix and lower cost of sales driven by lower employer-related medical expenses and the one-time recovery of prior-period import costs recognized during the second quarter of 2026. Operating income margin increased for the first nine months of 2026 primarily due to the improvement in gross margin discussed above and increased coverage of operating costs and expenses on higher sales.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2025	2026	Change	2025	2026	Change

	(Dollars in thousands)			(Dollars in thousands)
Marine Components:
Net sales	$9,684	$12,314	27%	$29,409	$33,253	13%
Cost of sales	7,223	9,087	26	20,447	23,051	13
Gross margin	2,461	3,227	31	8,962	10,202	14
Operating costs and expenses	915	1,056	15	2,781	2,951	6
Operating income	$1,546	$2,171	40	$6,181	$7,251	17

Gross margin	25.4%	26.2%		30.5%	30.7%
Operating income margin	16.0	17.6		21.0	21.8

Marine Components. Marine Components net sales increased 27% in the third quarter of 2026 compared to the same period in 2025. The increase in third quarter sales was primarily due to $1.1 million higher sales to the towboat market and $.9 million higher sales to the industrial market. Marine Components net sales increased 13% in the first nine months of 2026 compared to the same period in 2025. The increase in sales for the first nine months of 2026 was primarily due to $4.4 million higher sales to the industrial market and $.5 million higher sales to the engine builder market, partially offset by $.7 million lower sales to the government market and $.5 million lower sales to each of the towboat and the center console markets. Towboat market sales in the first quarter of 2025 benefited from a one-time customer stocking event that did not repeat in 2026.

Gross margin as a percentage of net sales increased in the third quarter of 2026 compared to the same period in 2025 primarily due to increased coverage of fixed costs on higher sales, partially offset by a less favorable customer and product mix. Operating income margin increased in the third quarter of 2026 primarily due to the factors impacting gross margin and increased coverage of operating costs and expenses on higher sales. Gross margin as a percentage of net sales for the first nine months of 2026 was comparable to the same period in 2025 as increased coverage of fixed costs on higher sales were largely offset by a less favorable customer and product mix. Operating income margin increased for the first nine months of 2026 primarily due to increased coverage of operating costs and expenses on higher sales.

Outlook. Our results for the first nine months of 2026 reflected higher sales and improved profitability in both the Security Products and Marine Components segments. Demand remained strong in several key Security Products end markets, including healthcare, tool storage, and transportation. Marine Components continued to benefit primarily from industrial market demand as well as increased towboat demand in the third quarter. We expect these favorable trends to continue throughout the remainder of 2026 and expect net sales, gross margin and operating income for the full year 2026 to exceed 2025 levels. At Security Products, we expect healthcare demand to remain strong, while government security sales are expected to remain slightly below prior year levels. At Marine Components, we expect demand to remain driven primarily by the industrial market, while towboat market sales are expected to remain relatively consistent with prior year levels.

To support these favorable demand trends and anticipated growth opportunities, we are making targeted investments, primarily in our Marine Components Segment, to expand capacity, enhance operational capabilities and improve overall efficiency, including increased personnel levels and capital expenditures. Although demand remains favorable across many of our end markets, we continue to monitor economic conditions and customer ordering patterns for signs of slowing activity in certain sectors.

We manufacture substantially all of our products in the United States and source a substantial majority of our raw materials from U.S. suppliers. We also source certain components, primarily electronic components, from suppliers in Asia, including China. Tariff-related costs and inflationary pressures affecting certain raw materials remain elevated relative to historical levels. In addition, we have recently experienced difficulties or delays in sourcing certain electronic components, in some cases resulting in increased costs (including higher inbound freight costs) to minimize shipping delays.  Where appropriate, we continue to adjust selling prices to offset higher costs, although our ability to fully recover these costs depends on competitive conditions, customer demand, tariff levels and the availability of alternative sources. We continue to monitor potential changes in tariff policies and their impact on raw material costs, sourcing decisions and customer demand. Accordingly, we continue to closely monitor raw material costs, including zinc, brass, aluminum, steel and energy, as well as customer demand levels, to ensure our production capacity and inventory levels remain aligned with market conditions.

Our expectations for our operations and the markets we serve are based on a number of factors outside our control. Currently, our supply chains are generally stable and transportation and logistical delays are minimal. We have experienced global and domestic supply chain challenges in the past. Any future impacts on our operations will depend on, among other things, disruption to our operations or our suppliers’ operations, the effect of tariffs, and the impact of broader economic conditions, consumer confidence, and geopolitical events affecting demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Our net cash provided by operating activities for the first nine months of 2026 increased by $4.5 million as compared to the first nine months of 2025. The increase in net cash provided is primarily due to the net effects of:

●	A $5.4 million increase in operating income in 2026;
●	A $1.6 million increase in cash paid for taxes in 2026 due to higher earnings and the relative timing of payments;
●	A $.7 million increase in the amount of net cash provided by relative changes in our inventories, receivables, prepaids, payables and non-tax related accruals in 2026; and
●	A $.6 million decrease in interest received in 2026 due to lower interest rates and decreased cash balances.

Changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our average days sales outstanding increased from December 31, 2025 to September 30, 2026, with changes varying by segment, primarily as a result of differences in the timing of sales and collections relative to the quarter-end, including differences arising from the fiscal month-end close occurring before calendar month-end, when certain large customers typically remit payments. For comparative purposes, we have provided December 31, 2024 and September 30, 2025 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days Sales Outstanding:	2024	2025	2025	2026
Security Products	36 Days	42 Days	35 Days	38 Days
Marine Components	23 Days	38 Days	26 Days	45 Days
Consolidated CompX	33 Days	41 Days	33 Days	40 Days

As shown below, our average number of days in inventory decreased from December 31, 2025 to September 30, 2026 due to a reduction in days in inventory at both Security Products and Marine Components, driven by higher sales volumes in the third quarter of 2026 compared to the fourth quarter of 2025. For comparative purposes, we have provided December 31, 2024 and September 30, 2025 numbers below.

	December 31,	September 30,	December 31,	September 30,
Days in Inventory:	2024	2025	2025	2026
Security Products	85 Days	91 Days	98 Days	90 Days
Marine Components	130 Days	116 Days	141 Days	115 Days
Consolidated CompX	94 Days	97 Days	108 Days	97 Days

Investing activities. Our capital expenditures were $3.1 million in each of the first nine months of 2026 and 2025. During the first nine months of 2026, Valhi repaid a net $2.1 million under the promissory note ($12.3 million of gross borrowings and $14.4 million of gross repayments). During the first nine months of 2025, Valhi repaid a net $1.2 million under the promissory note ($10.7 million of gross borrowings and $11.9 million of gross repayments). See Note 10 to our Condensed Consolidated Financial Statements.

Financing activities. Financing activities consisted only of cash dividends. During each of the first nine months of 2026 and 2025, we paid aggregate quarterly dividends to CompX stockholders of $.90 per share. Additionally, in August 2025 our board of directors declared a special dividend on our Class A common stock of $1.00 per share ($12.3 million).   The declaration and payment of future dividends and the amount thereof, if any, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our businesses, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which we might pay.

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

All of our $57.3 million aggregate cash and cash equivalents at September 30, 2026 were held in the U.S.

Capital expenditures. Firm purchase commitments for capital projects in process at September 30, 2026 totaled $1.0 million. We expect our capital expenditures for 2026 will be approximately $5.2 million primarily to increase capacity through investments in manufacturing equipment, including new technologies and increased automation and for improvements to our manufacturing facilities.

Stock repurchase program. At September 30, 2026, we have 523,647 shares available for repurchase under a stock repurchase program authorized by our board of directors.

Commitments and contingencies –

We are subject to certain commitments and contingencies, as more fully described in our 2025 Annual Report or in Note 8 to our Condensed Consolidated Financial Statements.

Recent accounting pronouncements –

See Note 11 to our Condensed Consolidated Financial Statements.

Critical accounting policies –

There have been no changes in the first nine months of 2026 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and raw material prices. There have been no material changes in these market risks since we filed our 2025 Annual Report, and we refer you to Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report. See also Note 9 to our Condensed Consolidated Financial Statements.

ITEM  4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management with the participation of Scott C. James, our President and Chief Executive Officer, and Amy A. Samford, our Executive Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPX INTERNATIONAL INC.
(Registrant)

Date: November 4, 2026	By:	/s/ Amy A. Samford
Amy A. Samford
(Executive Vice President and Chief Financial Officer)

	By:	/s/ Amy E. Ruf
Amy E. Ruf
(Senior Vice President and Controller)